Form 10-Q
period 1995-07-01
TECHNICAL COMMUNICATIONS CORP
filed 1995-08-14
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1923 for the quarterly period ended July 1, 1995 or

  [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period            to
                                                       ------------  ----------

         Commission File Number:  0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

      Massachusetts                                           04-2295040
      -------------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


100 Domino Drive, Concord, MA                                 01742-2892
------------------------------                                ----------
(Address of principal executive offices)                      (zip code)


Registrant's telephone number, including area code:  508-287-5100
                                                     ------------


                                      N/A
             ----------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X        No
                                    ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest  practicable  date.   Number  of  shares  of
Common  Stock,  $.10  par  value,  outstanding  as  of  August 1,  1995:
1,253,176.

                                     INDEX


                                                                Page
                                                                ----


PART I   Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets,
         July 1, 1995 and October 1, 1994                         1

         Condensed Consolidated Statements of Operations,
         three months and nine months ended July 1, 1995
         and July 2, 1994                                         2

         Condensed Consolidated Statements of Cash Flows,
         nine months ended July 1, 1995 and July 2, 1994          3

         Notes to Condensed Consolidated Financial Statements     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      6

PART II  Other Information                                        8

         Signatures                                               9

         PART I.  Financial Information - Item 1.  Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                     July 1, 1995   October 1, 1994
                                                     (Unaudited)
                                                    -------------   ---------------
Assets
------
Current Assets:
 Cash and cash equivalents                           $ 3,745,996       $ 6,460,887
 Accounts receivable - trade, less allowance
  for doubtful accounts of $15,000
  at 7/1/95 and 10/1/94                                2,559,942         3,177,961
 Inventories (Note 2)                                  3,300,320         1,423,430
 Refundable and prepaid income taxes                      38,944            84,340
 Other current assets                                    459,953            88,852
                                                     -----------       -----------
     Total current assets                            $10,105,155       $11,235,470
                                                     -----------       -----------

Equipment and leasehold improvements                   3,711,766         2,256,684
 Less: accumulated depreciation and amortization       1,808,679         1,549,551
                                                     -----------       -----------
                                                       1,903,087           707,133
                                                     -----------       -----------

Goodwill, net of amortization                          1,187,655                 -

Other assets                                             723,923           146,352
                                                     -----------       -----------
                                                     $13,919,820       $12,088,955
                                                     ===========       ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Accounts payable                                    $   306,099       $   223,638
 Long-term debt - current portion (Note 3)               696,136           246,136
 Accrued liabilities:
  Compensation and related expenses                      413,958           307,388
  Customer deposits and other                            906,072           859,675
                                                     -----------       -----------
      Total current liabilities                      $ 2,322,265       $ 1,636,837
                                                     -----------       -----------

Long-term debt (Note 3)                                2,519,208           941,311

Other long-term liabilities                              191,437           191,437

Stockholders' Equity:
 Common stock, par value $.10 per share;
  authorized 3,500,000 shares; issued and
  outstanding 1,253,176 shares at 7/1/95
  and 1,251,176 shares at 10/1/94                        125,318           125,118
 Treasury stock at cost, 10,000 shares                   (80,000)          (80,000)
 Additional paid-in capital                            1,384,052         1,374,752
 ESOP deferred compensation (Note 3)                  (1,002,845)       (1,187,447)
 Retained earnings                                     8,460,385         9,086,947
                                                     -----------       -----------
     Total stockholders' equity                        8,886,910         9,319,370
                                                     -----------       -----------

                                                     $13,919,820       $12,088,955
                                                     ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated
  ---------------------------------------------------------------------------
                             financial statements.
                             ---------------------

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                    Quarter Ended                  Nine Months Ended
                                    -------------                  -----------------
                               July 1, 1995   July 2, 1994   July 1, 1995   July 2, 1994
                               -------------  -------------  -------------  -------------

Net Sales                        $2,900,841     $2,669,048     $4,824,406     $5,081,214
Cost of Sales                     1,034,960      1,009,273      2,372,575      2,339,501
                                 ----------     ----------     ----------     ----------

Gross Profit                      1,865,881      1,659,775      2,451,831      2,741,713
                                 ----------     ----------     ----------     ----------

Operating Expenses:
  Selling, general and
   administrative expenses          899,323      1,117,178      2,359,998      2,782,375
  Product development costs         427,517        218,524        987,914        868,500
                                 ----------     ----------     ----------     ----------
                                  1,326,840      1,335,702      3,347,912      3,650,875
                                 ----------     ----------     ----------     ----------

Operating Profit (Loss)             539,041        324,073       (896,081)      (909,162)
                                 ----------     ----------     ----------     ----------

Other Income (Expense)
  Interest Income                    79,964         54,661        230,017        151,787
  Interest Expense                  (41,072)       (28,030)       (86,394)       (86,840)
  Other Expense                     (96,751)       (96,751)
  Other Income                          606          5,289         13,793         15,344
                                 ----------     ----------     ----------     ----------
                                    (57,253)        31,920         60,665         80,291
                                 ----------     ----------     ----------     ----------
   Income (Loss) Before
       Income Taxes                 481,788        355,993       (835,416)      (828,871)

Income Taxes                        120,452         81,910       (208,854)      (153,688)
                                 ----------     ----------     ----------     ----------

Net Income (Loss)                $  361,336     $  274,083     $ (626,562)    $ (675,183)
                                 ==========     ==========     ==========     ==========

Earnings (Loss) Per
  Common Share:
   (Note 1)                            $.29           $.22          $(.50)         $(.54)

Weighted Avg. Shares Used
   in Computation                 1,252,889      1,249,846      1,252,146      1,243,495

  The accompanying notes are an integral part of these condensed consolidated
  ---------------------------------------------------------------------------
                           financial statements.
                           ---------------------

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         Nine Months Ended
                                                         -----------------
                                                     July 1, 1995   July 2, 1994
                                                     -------------  -------------
Operating Activities:
 Net Loss                                             $  (626,562)   $  (675,183)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation                                             259,128        206,520
 Non-cash compensation associated with ESOP               184,602        223,183
                                                      -----------    -----------
                                                         (182,832)      (245,480)
Changes in Assets and Liabilities:
 Decrease  in accounts receivable                         618,019      2,798,912
 Increase in inventories                               (1,876,890)      (659,162)
 Decrease in prepaids and refundable income taxes          45,396         59,625
 Increase in other current assets                        (371,101)       (53,481)
 Decrease in accrued and deferred
  income taxes                                           (236,360)      (185,558)
 Decrease (increase) in other assets                     (577,571)        (1,348)
 Net increase in goodwill                              (1,187,655)             -
 Increase in accounts payable
  and accrued liabilities                                 471,787        304,257
                                                      -----------    -----------
                                                       (3,114,375)     2,263,245

  Net cash provided by operating activities            (3,297,207)     2,017,765

Investing Activities:
 Additions to equipment and leasehold improvements     (1,455,082)       (89,615)
                                                      -----------      ---------
  Net cash (used) by investing activities              (1,455,082)       (89,615)

Financing Activities:
 Proceeds from exercise of stock options                    9,500         63,600
 Payment of ESOP debt                                    (184,602)      (223,183)
 Net increase in debt due to Datotek acquisition        2,212,500              -
                                                      -----------    -----------
  Net cash (used) by financing activities               2,037,398       (159,583)

  Net increase (decrease) in cash and cash
   equivalents                                         (2,714,891)     1,768,567

 Cash and cash equivalents at beginning of year         6,460,887      5,708,842
                                                      -----------    -----------
 Total cash and cash equivalents at the
  end of the third quarter                            $ 3,745,996    $ 7,477,409
                                                      ===========    ===========

Supplemental disclosures:
 Interest paid                                        $    86,394    $    86,840
 Income taxes paid (net of refunds received)               (9,710)       (88,467)

  The accompanying notes are an integral part of these condensed consolidated
  ---------------------------------------------------------------------------
                             financial statements.
                             ---------------------

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                         STATEMENT OF FAIR PRESENTATION
                         ------------------------------

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally-accepted accounting principles because certain note information included in the Company's annual audited financial statements in the annual report to shareholders has been omitted from this report. The information herein should, therefore, be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The Company considers the disclosures adequate to make the information presented not misleading.

NOTE 1.      Earnings Per Share
-------      ------------------

For the quarters and nine month ended July 1, 1995 and July 2, 1994, net earnings per common share were based on the weighted average number of shares outstanding during the period, since the effect of assumed conversion of dilutive employee stock options was not material.

NOTE 2.    Inventories
---------  -----------

Inventories consisted of the following:

                             July 1, 1995  October 1, 1994
                             ------------  ---------------

          Raw Materials        $1,485,144       $  772,791
          Work in Process         924,090          650,639
          Finished Goods          891,086                -
                               ----------       ----------
                               $3,300,320       $1,423,430
                               ----------       ----------

NOTE 3.     Long-Term Debt
-------     --------------

As of July 1, 1995, the Company has a $2,500,000 line of credit at a rate of prime plus one-half of 1%. On May 31, 1995 this line was reduced from $3,500,000 to $2,500,000. This reduction is not expected to affect the Company's operations. This line of credit is secured by a pledge of substantially all the assets of the Company and matures on May 1, 1996. Availability under the line of credit has been reduced by $29,689 for outstanding standby letters of credit (as of July 1, 1995). Other than these standby letters of credit, the Company had no borrowings under the line of credit at July 1, 1995.

On November 17, 1989, the Company established the Technical Communications Corporation Employees Stock Ownership Trust (the Trust) for the benefit of its Associates. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as short-term and long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to a) 7.25% to March 31, 1996, and b) prime plus 1/2 of 1% as of April 1, 1996, to March 31, 1997. The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $460,000 in August 1997.

----------------------------------------------------------------

Except for the possibility of refinancing the renewed August 1994 loan at or before maturity, the Company intends to make contributions to the Trust sufficient to pay all principal and interest on the loans when due. Because the payment of principal results in the release of shares from collateral, which shares are then available for allocation to Associates, the principal portion of these contributions is recorded as compensation expense. Such contributions are therefore expensed to compensation and interest when they are made or accrued.

NOTE 4.     Investments
-------     -----------

On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., for approximately $4,069,000, subject to final price adjustments. These adjustments will be finalized by September 30, 1995. The purchase price was allocated based in the estimated fair value of net assets acquired (accounts receivable, inventory, plant, property and equipment, other currents assets, accounts payable and accrued warranty) and resulted in $1,201,000 of goodwill. Goodwill is being amortized over 7 1/2 years. This acquisition was funded partly by the Company's own capital and partly through loans amounting to $2,250,000 from two banks. These loans are payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%.

On June 27, 1995, the Company also invested $250,000 for a minority interest in non-voting preferred stock of Net2net Corporation. Net2net Corporation, a high-technology start-up company based in Hudson, MA, is a leader in the development of high performance management and analysis systems for Asynchronous Transfer Mode networks. The Company has also entered into an OEM agreement with Net2net Corporation to distribute Net2net's asynchronous transfer mode (ATM) network analysis and management system on an exclusive basis to certain U. S. government departments. The equity investment and the OEM agreement gives the Company the opportunity to establish a position in this emerging market and benefit from related sales opportunities over the long-term.

NOTE 5.     Commitments and Contingencies
-------     -----------------------------

The Company is not currently party to any lawsuit, and is not aware of any pending legal proceedings. See Part II, "Other Information," Item 1, "Legal Proceedings."

            PART I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
---------------------

The Company is in the business of designing, manufacturing and marketing communications security equipment. The Company receives orders for equipment from customers which may take several months or longer to manufacture and ship. Because the Company recognizes income on such contracts only when products are ready for shipment, revenues may vary widely from quarter to quarter. Quarterly comparisons of revenue may therefore not be indicative of any trend.

The Company's backlog of firm orders as of July 1, 1995 was $1,870,000, representing a 5% increase from $1,777,872 as of October 1, 1994. This increase was primarily as a result of the asset acquisition purchase of the secured communications business of Datotek, Inc., a subsidiary of AT&T Corp. which included backlog. The Company expects to deliver the majority of its backlog in the current fiscal year.

Net sales for the quarter ended July 1, 1995 and July 2, 1994, were $2,900,841 and $2,669,048, respectively. For the nine months ended July 1, 1995 and July 2, 1994 net sales were $4,824,406 and $5,081,214, respectively. The increase in the third quarter was due to the variability of quarterly shipments explained above and the shipment of a large foreign order. The slight decrease in the nine months ended was due to the variability of quarterly shipments. The Company anticipates that the pattern of uneven quarterly revenue generation will continue in fiscal year 1995.

Gross profit for the third quarter of fiscal year 1995 was $1,865,881, as compared to gross profit of $1,659,775 in the third quarter of fiscal year 1994. Gross profit for the first nine months of fiscal year 1995 was $2,451,831, as compared to gross profit of $2,741,713 for the nine months of fiscal year 1994. This represented a 11% decrease in gross profit. Gross profit expressed as a percentage of sales was 64% in the third quarter and 51% for the nine months of fiscal year 1995, as compared to 62% in the third quarter and 54% for the first nine months of fiscal year 1994. The difference can be attributed to mixes of product sold in these periods. Since a considerable portion of manufacturing costs is relatively fixed, decreases in net sales result in decreases in margin percentage.

Operating expenses for the third quarter and first nine months of fiscal 1995 were $1,326,840 and $3,347,912, respectively. This is in comparison to the operating expenses in the third quarter and nine months of fiscal 1994, which were $1,335,702 and $3,650,875, respectively. Despite added costs incurred as a result of the secured communications business of Datotek, Inc., management's efforts to reduce expenses have continued to bear fruit.

After-tax income for the third quarter was $361,336 or $.29 per share, while after-tax loss for the first nine months of fiscal year 1995 was $626,562 or $.50 per share. This compares to after-tax income of $274,083 or $.22 in the third quarter and an after-tax loss of $675,183 or $.54 per share for the first nine months of fiscal year 1994, respectively. The increase in quarterly income was a result of higher revenues and lower costs compared to those of the same period last fiscal year.

------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash and short-term investments as of July 1, 1995 decreased by $2,714,891 or 42% to $3,745,996 from a balance of $6,460,887 at October 1, 1994. The decrease is primarily due to the purchase of the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., on May 31, 1995. Inventories were $3,300,320 as of July 1, 1995, representing a 132% increase from the October 1, 1994 balance of $1,423,430, this increase is due primarily to the purchase of the secured communications business of Datotek, Inc. The current ratio is 4.4:1, compared to 6.9:1 as of October 1, 1994. This decrease is due to a reduction in cash and short-term investments and an increase in the current portion of long-term debt primarily due to the purchase of the secured communications business of Datotek, Inc.

As of July 1, 1995, the Company had a $2,500,000 line of credit at a rate of prime plus one-half of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and matures on May 1, 1996. Availability under the line of credit has been reduced by $29,689 for outstanding standby letters of credit (as of July 1, 1995). Other than these standby letters of credit, the Company had no borrowings under the line of credit at July 1, 1995.

On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the Trust) for the benefit of its Associates. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as short-term and long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc., for approximately $4,069,000, subject to final price adjustments. These adjustments will be finalized by September 30, 1995. The purchase price was allocated based in the estimated fair value of net assets acquired (accounts receivable, inventory, plant, property and equipment, other currents assets, accounts payable and accrued warranty) and resulted in $1,201,000 of goodwill. Goodwill is being amortized over 7 1/2 years. This acquisition was funded partly by the Company's own capital and partly through loans amounting to $2,250,000 from two banks. These loans are payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%.

On June 27, 1995, the Company also invested $250,000 for a minority interest in non-voting preferred stock of Net2net Corporation. Net2net Corporation, a high-technology start-up company based in Hudson, MA, is a developer of high performance management and analysis systems for Asynchronous Transfer Mode networks. The Company has also entered into an OEM agreement with Net2net Corporation to distribute Net2net's asynchronous transfer mode (ATM) network analysis and management system on an exclusive basis to certain U. S. government departments. The stock purchase and the OEM agreement gives the Company the opportunity to establish a position in this emerging market and benefit from related sales opportunities over the long-term.

The Company believes that its cash and cash equivalent, borrowing capability and operating cash flow will be sufficient to operate the business for the next 12 months.

PART II.   Other Information

Item 1.  Legal Proceedings

         No material legal proceedings are pending to which the Company is a party or of which any of its property is the subject.


Item 2.  Changes in Securities:

         a.  Reports on Form 8-K
             Item 2-On May 31, 1995 the Company acquired certain assets of the
             -------
             secured communications business of Datotek, Inc., a subsidiary of AT&T Corp.


Item 3.  Defaults Upon Senior Securities:

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders:


Item 5.  Exhibits and Reports on Form 8-K:

         a. Exhibits - Statement regarding computation of per-share earnings: reference is made to Note 1 of the Notes to the Condensed Consolidated Financial Statements on page 4 of this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TECHNICAL COMMUNICATIONS CORPORATION
                                            ------------------------------------
                                              (Registrant)



         August 14, 1995                      By:   /s/ Roland S. Gerard
         ---------------                          -----------------------------
         Date                                     ROLAND S. GERARD,   PRESIDENT



         August 14, 1995                      By:  /s/ Graham R. Briggs
         ---------------                          -----------------------------
         Date                                     GRAHAM R. BRIGGS,
                                                  VICE PRESIDENT AND
                                                  CHIEF ACCOUNTING OFFICER