Form 10-K
period 1995-09-30
TECHNICAL COMMUNICATIONS CORP
filed 1995-12-28
CIK 96699

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-K

(Mark One)

         (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              Commission File Number
September 30, 1995                            0-8588

                             or

         (    )     TRANSITION REPORT PURSUANT TO SECTION  13
         OR  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
         THE          TRANSITION         PERIOD          FROM
         _______________TO_______________.

            Technical Communications Corporation
   (Exact name of registrant as specified in its charter)

    Massachusetts                            04-2295040
(State  or  other  jurisdiction of incorporation      (I.R.S.
Employer Identification No.)
or organization)

100 Domino Drive, Concord, MA                          01742
(Address of principal executive offices)       (Zip code)

Registrants telephone number,
including area code                      (508) 287-5100

Securities registered pursuant to Section 12 (b) of the Act:

         None                                     None
(Title of each class)                   (Name of each exchange
                                         on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

                Common Stock, $.10 Par Value
                      (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X       NO

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      YES   X       NO

       Based on the closing price of the stock as of December
1, 1995, the aggregate market value of the registrants
Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 1, 1995, was approximately $11,000,000.

       The number of shares of the registrants Common Stock, par value $ .10 per share, outstanding as of December 1, 1995, was 1,254,426.

        DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement, which will be filed with the Commission not later than December 31, 1995, is incorporated herein by reference.

                           PART I
Item 1.                           BUSINESS

(a)    General

       Technical Communications Corporation (the Company) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture and sale of communications security devices and systems.

(b)    Information as to Industry Segments

       The Company's business consists of only one industry segment, which is the design, development, manufacture and sale of communications security devices and systems.

(c)    Description of Business

       The Company's products consist of sophisticated electronic devices which enable users to transmit information in a scrambled format and permit receivers to reconstitute the information in an unscrambled format. The Companys products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are foreign and domestic governmental agencies, law enforcement agencies, and multinational companies.

       The Company has several competitors, including foreign-based companies, in the communications security devices field. Many of these competitors are companies which may have greater financial and other resources than the Company. The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers and original equipment manufacturers, using its in-house sales force as well as domestic and international representatives and distributors.

       In fiscal 1995, the Company had three customers, including the U.S. Government as one customer, representing 57% (24%,20%, and 13%) of net sales. In fiscal 1994, the Company had three customers, including the U.S. Government as one customer, representing 52% (28%, 15% and 9%) of net sales. In fiscal 1993, the Company had three customers, including the U.S. Government, representing 52% (27%, 13% and 12%) of net sales.

       The Company's backlog of firm orders as of September
30, 1995 was $2,868,787, compared to $1,777,872 as of
October 1, 1994. The Company expects to deliver substantially all of its backlog in the current fiscal year.

       The Company subcontracts a large portion of its manufacturing operations. Many of the components used in the Company's products are standard components available from more than one supplier. The Company has, or believes that it could develop without significant delay, alternative sources for almost all materials and components used in the manufacture of its products. The Company's internal manufacturing process consists primarily of adding critical components, final assembly, quality control, testing and burn-in. Delivery time varies depending on the products and options ordered.

       The Company's technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company's business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company's patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company has a number of trademarks for various products, including TCC, KEYNET and CIPHER X. The Company does not deem any of its trademarks to be material to the conduct of its business.

       Research and development is undertaken by the Company on both its own initiative and specific customer request. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. During the twelve-month periods ended September 30, 1995, October 1, 1994, and October 2, 1993, the Company spent $1,492,370, $1,221,713, and $1,856,785, respectively, on product development costs. All product development costs for Company-sponsored products were expensed.

       As of September 30, 1995, the Company employed approximately 61 persons. The Company believes that its relationship with its employees is good.

         Once the Company sells communications security devices to a customer, there is generally no need for the customer to make additional purchases for some time.
However, additional sales for different products may result, generally over a period of several years.

(d)    Foreign Operations

       The Company is dependent upon its foreign sales. Foreign sales were more profitable than domestic sales during the fiscal year ended October 1, 1994, because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments and economic conditions. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks in most cases and using exporters insurance. Most foreign sales are in U.S. dollars. Any foreign currency transactions are well hedged against price changes to minimize financial risk.

       Most of the Company's export sales are conducted through its wholly-owned subsidiary, TCC Foreign Sales
Corporation, which is qualified as a Foreign Sales
Corporation (FSC) under the Internal Revenue Code.

       Export licenses are required from the federal government for the export of the Company's products to foreign countries.

       Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, SELECTED FINANCIAL DATA (Page 5).


Item 2.                           PROPERTIES

       The Company leases its headquarters and a branch sales office under operating leases.

       On October 16, 1992, the Company signed a new lease on its headquarters. The future minimum lease payments are $146,160 per year for calendar years 1995 through 1997. The lease expires on December 31, 1997, but can be renewed for one or two additional two and 1/2 year terms ending June 30, 2000, and December 31, 2002. The Company also retains an option to purchase the building at fair market value but not to exceed $2,262,000, exercisable at each two and one-half year interval during the initial term of the lease or any renewals thereof.

       Management believes the current facility is capable of meeting the Company's anticipated needs for the foreseeable future.


Item 3.                           LEGAL PROCEEDINGS


       No material legal proceedings are pending to which the Company is a party or of which any of its property is the subject.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     PART II


Item 5.     MARKET  FOR  THE  COMPANY'S COMMON STOCK  AND  RELATED
            STOCKHOLDER MATTERS

       The Company's Common Stock, $ .10 par value, is traded on the over-the-counter market, on the NASDAQ National Market System, under the symbol "TCCO". The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by The NASDAQ Stock Market, Inc.

[CAPTION]

                                                 PRICE
TITLE  OF  CLASS    QUARTER ENDING             LOW    HIGH

Common Stock,
$.10 par value       01/01/94                 $9.00   $13.75
                     04/02/94                  7.75    14.25
                     07/02/94                  6.13     9.50
                     10/01/94                  7.25     8.50
                     12/31/94                  7.00     9.25
                     04/01/95                  6.75     8.50
                     07/01/95                  6.25     8.25
                     09/30/95                  6.25    11.00

       The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

       As of December 1, 1995 there were approximately 1,300 record holders of Common Stock, $ .10 par value. As of December 1, 1995, the low and high prices of the Common Stock were $ 8.25 and $ 9.25.

ITEM 6.                     SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA:
[CAPTION]

                             FISCAL YEARS ENDED:

            SEPTEMBER 30,  OCTOBER 1,  OCTOBER 2,  SEPTEMBER 26, SEPTEMBER 28,

                1995          1994        1993          1992         1991

Net Sales:


Domestic    $1,535,015    $  707,735    $3,043,963    $3,010,859   $1,997,647
Foreign      8,692,550     8,357,980     6,679,220    11,515,348   10,522,752

Total net
sales       10,227,565     9,065,715     9,723,183    14,526,207   12,520,399

Gross profit 5,351,882     5,294,825     5,056,996     9,073,433    8,359,010

Net income      88,745        116,046       83,440     1,258,057    1,556,556

Net income per share of
   common  stock (Note A)
            $  .07         $   .09       $   .07        $1.02       $1.27

Weighted average
 shares outstanding1,252,5671,245,4101,238,2111,236,3621,229,242
[CAPTION]

                                    AS OF:

           SEPTEMBER 30,  OCTOBER 1,  OCTOBER 2,  SEPTEMBER 26,  SEPTEMBER 28,

              1995           1994        1993         1992           1991

Assets    $15,348,435     $12,088,955 $12,019,465  $13,443,913   $12,579,211

Long-term obligations
          $ 2,550,612      $1,132,748  $  550,386  $ 1,638,589   $ 2,156,136

Notes to Selected Financial Data

(A)For fiscal years 1995, 1994, 1993, and 1992 the dilutive effect of shares assumed to have been issued on exercise of stock options was not material.

[CAPTION]

SELECTED QUARTERLY FINANCIAL DATA:

For the years ended September 30, 1995, and October 1, 1994.

             FIRST QUARTER     SECOND QUARTER THIRD QUARTER FOURTH QUARTER
FISCAL 1995  DECEMBER 31, 1994 APRIL 1, 1995  JULY 1,  1995 SEPTEMBER 30, 1995


Net sales         $1,134,076       $789,489     $2,900,841    $5,403,159
Gross profit         490,144         95,806      1,865,881     2,900,051
Net income          (357,904)      (629,994)       361,336       715,307


Net income per share   $(.29)      $   (.50)     $ .29        $   .57

[CAPTION]

               FIRST  QUARTER   SECOND QUARTER THIRD  QUARTER FOURTH QUARTER
FISCAL 1994    JANUARY 1, 1994  APRIL 2, 1994  JULY 2, 1994   OCTOBER 1, 1994


Net sales         $1,146,789      $1,265,377     $2,669,048   $3,984,501
Gross profit         510,539         571,399      1,659,775    2,553,112
Net income          (298,824)       (643,570)       274,083      784,357

Net income per share
                      $ (.24)     $     (.52)    $ .22        $    .63

      Item 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Liquidity and Capital Resources

       Cash and cash equivalents decreased from $6,460,887 at October 1, 1994, to $3,877,790 at September 30, 1995. This
decrease was primarily due to (i) an asset purchase of the communications security business of Datotek, Inc., a subsidiary of AT&T Corp., (ii) the acquisition of a minority interest in Net2Net Corporation and the prepayment at a discount for products from Net2Net Corporation and (iii) an increase in accounts receivable due to increased fourth quarter shipments from the prior year. The current ratio of the Company, an indication of its working capital strength, decreased from 6.9 to 1 in fiscal 1994 to 3.8 to 1 in fiscal 1995. The decrease was caused by an increase in current liabilities due to the Datotek.

          On May 31, 1995, the Company acquired substantially all of the assets relating to the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., for a price of $3,788,000. Datotek was the largest domestic competitor of the Company. This purchase was financed partially by the cash reserves of the Company and by two bank loans totaling $2,250,000. These loans are repayable in equal principal payments over five years, plus interest at the base rate of The First National Bank of Boston plus 1/2 percent. In connection with this acquisition, the Company also entered into distribution agreements with AT&T Corp. for the distribution of certain secure communications equipment of AT&T Corp. On June 27,1995, the Company purchased a minority interest in Net2Net Corporation for a price of $250,800. The Company also prepaid at a discounted rate for certain Net2Net products and entered into a distribution agreement with Net2Net which provides the Company with exclusive rights to distribute the Net2Net's products to certain US government agencies. Net2Net is a start-up manufacturer of test equipment used to monitor communications traffic over asynchronous transfer mode (ATM) networks which is a protocol used to transmit data over wide area networks at very high speeds.

       During the 1995 fiscal year, the Company and its bank renewed its existing Revolving Line of Credit Agreement. The $2,500,000 line of credit is available until May 1, 1996. Borrowings under the line of credit bear interest at the bank's prime rate plus 1/2% per annum. The line of credit is secured by a lien on substantially all of the Company's assets and will be used for working capital requirements and to support letters of credit. While there have been no borrowings under the line of credit, availability under the line as of September 30, 1995, has been reduced by $70,833 for outstanding letters of credit.

       On November 17, 1989, the Company established the Technical Communications Corporation Employees Stock Ownership Trust (the Trust) for the benefit of its Associates (employees). During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488 from two banks, respectively, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

       The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to a) 7.25% to March 31, 1996, and b) prime plus 1/2 of 1% as of April 1, 1996, to March 31, 1997. The 1991 loan was renewed in
August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $490,000 in August 1997.

       Management anticipates no unusual capital expenditures and no anticipated increases in the Company's requirements for capital resources for fiscal 1995. Management believes the existing working capital will be sufficient to meet contemplated operating and capital requirements in the foreseeable future.

       Results of Operations

       1995 COMPARED TO 1994

        Consolidated net sales for the year ended September 30, 1995, were $10,227,565, compared with sales of $9,065,715 for the prior fiscal year. This increase of $1,161,850 was attributed to domestic sales (71%) and foreign sales (29% ) from the previous year.

        Because of the long lead-times associated with the acquisition of orders, new products rarely contribute significantly to sales in the year in which they are introduced.

        Domestic sales for fiscal 1995 amounted to
$1,535,015, compared with $707,735 for the previous fiscal year. The increase was due to increased procurement from
U.S. government agencies.   Foreign sales increased to
$8,692,550 in fiscal 1995, from a level of $8,357,980 in
fiscal 1994. A significant portion of this increase resulted from sales of the Company's DSD72A-SP bulk encryption equipment to protect missile control telemetry. The Company does not anticipate significant sales in this area in fiscal 1996 but anticipates the Datotek acquisition will compensate for such sales.

        Gross profit for the fiscal year 1995 was $5,351,882, compared to gross profit of $5,294,825 in fiscal year 1994. Gross profit increased slightly due to increased sales.
Gross profit expressed as a percentage of sales was 52% in fiscal 1995, compared to 58% in fiscal year 1994. The gross profit as a percentage of sales was reduced primarily as a result of increased warranty and inventory obsolescence costs resulting from the Datotek acquisition. A portion of these costs is expected to be non-recurring.

        Engineering, design and product development costs in fiscal year 1995 were $1,492,370, compared to $1,221,713 in fiscal 1994. In fiscal 1995 a higher proportion of development costs was for TCC's own products, resulting in a lesser proportion of such cost being billed directly to customers.

        Selling, general and administrative expenses of $3,826,778 in fiscal year 1995 decreased by $218,398, or 5% less than such expenses in fiscal year 1994. This decrease was accounted for primarily by decreases in administration and engineering expenses. These decreases were primarily the result of lower salary costs and reduction in material usage in the engineering department. The reduction in material usage in the engineering department resulted from working on engineering development jobs that were more software related.

        Investment income earned during fiscal year 1995 was $271,815, compared to $212,211 in fiscal year 1994. The increase of $59,604 is primarily due to higher interest rates on our investments. Interest expense of $158,570 in fiscal year 1995 represented an increase of $44,455 from the fiscal 1994 level. This was due to the addition of a $2,250,000 loan incurred in connection with the Datotek acquisition.

        The Company had net earnings of $88,745 or $.07 per share in fiscal year 1995, compared to net earnings of $116,046 or $.09 per share in fiscal year 1994. This represents a decrease in net earnings of approximately 24%.
This decrease was the direct result of additional costs incurred in connection with the Datotek acquisition.

        Equipment and leasehold improvements as of September 30, 1995, increased by $1,369,680 gross and increased by $934,600 net, to $3,626,364 and $1,641,733 respectively, compared to the equivalent figures for the end of the previous fiscal year. The gross and net increase was due almost entirely to the Datotek acquisition.

        Accounts payable were $450,650 as of September 30, 1995, compared to $223,638 as of October 1, 1994. The increase was due to differences in the timing of receipt of materials between the two year-ends. The current portion of long-term debt of $696,136 as of September 30, 1995, increased compared to the October 1, 1994, balance of $246,136 due to the addition of the $2,250,000 loan described above. Accrued compensation and related expenses as of September 30, 1995, were $429,146 at the end of fiscal year
1995 compared to $307,388 at the end of the previous year.
Sales made in September of 1995
      were commissionable, on average, at a higher rate than those of
September 1994. Other accrued liabilities increased from $859,675 at October 1, 1994, to $1,553,140 as of September 30, 1995, due
primarily to increased reserves for product warranty and higher accruals for post-sale support to customers. The increase in warranty reserve is primarily due to the Company's assumption of Datotek's warranty obligations pursuant to the acquisition. The Company believes itself to be adequately reserved.

        The Datotek acquisition has increased the Company's market share of the secure communications business in which Datotek competed and will create more visibility in the world market. Datotek's customer database and contacts will be a valuable asset to the Company's long-range sales objectives. The Company's distribution agreement with AT&T Corp. to sell certain secure communications equipment will also positively affect sales.

        The effects of inflation and changing costs have not had a significant impact on sales and earnings growth in recent years. As of December 1, 1995, little of the Company's monetary assets or liabilities were subject to foreign exchange risk. Any foreign currency transactions are well hedged against price changes to minimize financial risk. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks in most cases and using exporters insurance. The Company usually includes an inflation factor into pricing when negotiating multi-year contracts with customers.


       1994 COMPARED TO 1993

        Consolidated net sales for the year ended October 1, 1994, were $9,065,715, compared with sales of $9,723,183 for the prior fiscal year. This decrease of $657,468 was caused by a reduction in domestic sales from the previous year.

        Because of the long lead-times associated with the acquisition of orders, new products rarely contribute significantly to sales in the year in which they are introduced.

        Domestic sales for fiscal 1994 amounted to $707,735, compared with $3,043,963 for the previous fiscal year. Two reasons contributed to this reduction. The first was the General Services Administration's delay in deploying already acquired TCC equipment on its FTS 2000 network. The second reason stemmed from continuing uncertainty among our domestic customers with regard to the "Clipper Chip" encryption algorithm. Foreign sales increased 25% to $8,357,980 in fiscal 1994, from a level of $6,679,220 in fiscal 1993. A significant portion of this increase resulted from adopting the Company's existing DSD72A-SP bulk encryption equipment to protect missile control telemetry.

        Gross profit for the fiscal year 1994 was $5,294,825, compared to gross profit of $5,056,996 in fiscal year 1993. Gross profit increased despite the decrease in sales. Gross profit expressed as a percentage of sales was 58% in fiscal 1994, compared to 52% in fiscal year 1993. The gross profit improved primarily as a result of a higher proportion of foreign sales, as compared to domestic, in the product mix. As a rule, the gross margins on foreign sales tend to be higher than those on domestic sales.

        Engineering, design and product development costs in fiscal year 1994 were $1,221,713, compared to $1,856,785 in fiscal 1993. This apparent drop in product development expenditures is primarily the result of the Company's ability to charge more of its development effort to its customers than in the previous year. Total engineering, design and development expenses in fiscal 1994 were $1,793,161, compared to $2,084,970 in fiscal 1993. However, in fiscal 1994, the Company transferred $571,448 of development expenses to inventory or cost of sales, compared to $228,185 in the previous fiscal year. The remaining $291,809 decrease in total engineering costs from fiscal 1993 to fiscal 1994 resulted entirely from reductions in outside consulting costs, project material expenses and facilities allocation.

        Selling, general and administrative expenses of $4,045,176 in fiscal year 1994 exceeded those of fiscal year
1993 by $863,434, or 27%. This increase was accounted for by increases in sales, marketing and customer service expenses. Management believes these increases are necessary in order to assure a secure and profitable future for the Company.

        Investment income earned during fiscal year 1994 was $212,211, almost exactly equal to $211,168 in fiscal year 1993. Interest expense of $114,115 in fiscal year 1994 represented a decrease of $36,382 from the fiscal 1993 level. This was due to a lower outstanding average balance on the ESOP loan (see Note 5 on page AR10).

        The Company had net earnings of $116,046 or $.09 per share in fiscal year 1994, compared to net earnings of $83,440 or $.07 per share in fiscal year 1993. This represents an increase in net earnings of approximately 39%. This increase was the direct result of the increased gross margin, partially offset by higher operating expenses referred to above.

        Equipment and leasehold improvements as of October 1, 1994, increased by $185,284 (gross) but declined by $106,706
(net), to $2,256,684 and $707,133 respectively, compared to the equivalent figures for the end of the previous fiscal year. The net declined because the amount of depreciation taken during fiscal year 1994 exceeded the cost of new equipment and leasehold improvements added during the fiscal year.

        Accounts payable were $223,638 as of October 1, 1994, compared to $416,235 as of October 2, 1993. The decrease was due to differences in the timing of receipt of materials between the two year-ends. The current portion of long-term debt of $246,136 as of October 1, 1994, decreased compared to the October 2, 1993, balance of $1,088,203 because the Company refinanced a portion of its ESOP loan in August 1994. Accrued compensation and related expenses as of October 1, 1994, were $307,388 at the end of fiscal year 1994 compared to $382,862 at the end of the previous year. The decrease resulted from lower commissions payable at year-end, due to lower sales during September 1994 as compared to sales during September of 1993. Other accrued liabilities increased from $701,760 at October 2, 1993, to $859,675 as of October 1,
1994, primarily because of increased sales commissions payable to distributors. Commission amounts due to distributors are accrued at the time the sale is made, but are generally not payable until payment is received by the Company.

        The effects of inflation and changing costs have not had a significant impact on sales and earnings growth in recent years. As of December 1, 1994, virtually none of the Company's monetary assets or liabilities were subject to foreign exchange risk. Accordingly, no techniques to hedge such risk are considered necessary. The Company usually includes an inflation factor into pricing when negotiating multi-year contracts with customers.

       1993 COMPARED TO 1992

       At the end of fiscal year 1992, the Company was pleased with the number of opportunities for sales in fiscal year 1993. By the end of the first quarter of fiscal year 1993, the Company became concerned with delays in the receipt and shipping of orders, many of which the Company had no control over (such as U.S. and foreign government funding programs, the receipt of export licenses, technical issues and the like). Because of such delays, the Company shipped approximately $5.1 million of products in the fourth fiscal quarter, representing 52% of fiscal year 1993's total sales. The Company's efforts to combat the delayed receipt of orders and shipments were also helped by a fourteen-week final quarter. (The Company recognizes revenue only when the product is ready for shipment).

       As the fiscal year progressed, it became increasingly clear that, while there would be an increase in domestic business, which consists primarily of lower-price, lower-margin products, the delay in receiving and shipping orders would dramatically decrease foreign sales, which consist primarily of higher-price, higher-margin products. The Company, however, remained confident that the opportunities for foreign sales were excellent. The 29% increase in backlog at the end of fiscal year 1993 as compared to fiscal year 1992 was an indication of these delays in the receipt of orders.

       Because many of the Company's expenses are fixed
(administrative, sales, research and development, etc.), the Company immediately examined all expenses with a view to lowering its break-even point so that the year would still be profitable. The Company successfully eliminated considerable expense without having to resort to layoffs. Even though foreign sales decreased by approximately 42% from fiscal year 1992, and total net sales decreased 33% from fiscal year 1992, by careful cost cutting, the Company still remained profitable.

       Because of the long lead-times associated with the acquisition of orders, new products rarely contribute significantly to sales in the year in which they are introduced. However, sales of the CSD 3324E Secure Office
Center and the DSP 9000 Hand Set developed in fiscal 1993 contributed to fiscal 1993 sales.

       Domestic sales for the fiscal year 1993 were $3,043,963, almost unchanged from the year-earlier figure of $3,010,859. Foreign sales for the year ended October 2, 1993, were $6,679,220, down from $11,515,348 in the previous fiscal year. The decline in foreign sales in fiscal year 1993 was due to the factors mentioned above.

       Gross profit for fiscal year 1993, was $5,056,996 as compared to gross profit of $9,073,433 in fiscal year 1992. This represented a 44% decrease, which resulted from the lower sales in fiscal year 1993 as compared to fiscal year 1992. Gross profit expressed as a percentage of sales was 52.0% in fiscal year 1993, as compared to 62.5% in fiscal year 1992. The decrease in margin percentage resulted from a higher proportion of lower-margin products sold by the Company. In addition, since certain elements of the cost of sales are relatively fixed, such costs were absorbed by a lower volume of production in fiscal year 1993.

       Engineering, design and product development costs in fiscal year 1993 were $1,856,785 as compared to $1,796,996 in fiscal 1992. The increase in these costs over the fiscal 1992 level was due to development work on new products and enhancements to existing products. One significant new product, the Cipher X 8000, was announced during fiscal year 1993, and enhancements to an existing product contributed to the securing of an approximately $2.6 million order at the end of the fiscal year.

       Selling, general and administrative expenses of $3,181,742 in fiscal year 1993 represented a decrease of $2,559,059, or 45%, from those in fiscal 1992. Early in fiscal year 1993, management responded to the slow rate of orders received and shipped by reducing expenses. Wherever possible, expenses that would not make a contribution to fiscal year-end results were eliminated or reduced. These cutbacks were accomplished without layoffs and, in management's opinion, will have little, if any, negative effect on the Company's long-term prospects. Certain of these expenses, however, will increase if the Company's sales revenues increase.

       Investment income earned during fiscal year 1993 was $211,168, down from $300,256 in fiscal year 1992 due to decreases in interest rates during 1993 and lower cash balances at times during the fiscal year. Interest expenses of $150,497 in fiscal year 1993 represented a decrease of $38,026 from the fiscal 1992 level due to a lower outstanding average balance on the ESOP loan (see Note 5 on page AR10).

       The Company had net earnings of $83,440 or $.07 per share in fiscal 1993, compared to net earnings of $1,258,057 or $1.02 per share in fiscal year 1992. This represents a decrease in net earnings of approximately 93%. This reduction was the direct result of the lower sales and reduced margins referred to above.

       Equipment and leasehold improvements as of October 2, 1993, increased by $469,112 (gross) and $243,394 (net), to
$2,071,400 and $813,839 respectively, over the equivalent figures for the end of the previous fiscal year. The increase was due primarily to leasehold improvements in connection with the new lease entered into by the Company that increased the amount of space used by the Company.

       Accounts payable were $416,235 as of October 2, 1993, compared to $984,156 as of September 26, 1992. The decrease was due to differences in the timing of receipt of materials between the two year-ends. The current debt of $1,088,203 as of October 2, 1993, increased compared to the September 26, 1992, balance of $327,089 due to a balloon payment due in September of 1994 on the Company's ESOP loan. (The Company renegotiated this loan in fiscal year 1994). Accrued compensation and related expenses as of October 2, 1993, were $382,862 at the end of fiscal 1993 compared to $963,715 at the end of the previous year. The decrease was due to lower commissions being payable on lower sales volume, and the fact that no employee bonuses were accrued at the end of fiscal 1993 due to the level of profitability of fiscal 1993. Other accrued liabilities decreased from 1,169,514 at September 26, 1992, to $701,760 as of October 2, 1993, primarily as a result of a reduction in warranty reserves due to lower sales volume.

       During fiscal 1993, the Company repurchased 10,000
shares of its own stock for its Treasury, at a price of $8.00 per share. These shares are being held in Treasury for future general corporate purposes.

       As of October 2, 1993, virtually none of the Company's monetary assets or liabilities were subject to foreign exchange risk, and accordingly no techniques to hedge such risk were considered necessary.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See the index to the Financial Statements and Schedules on Page 11 hereof.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

       None.

                         Part III

       Items 10, 11 and 12 are incorporated by reference from the proxy statement for the Annual Meeting of Shareholders to be held on February 12, 1996, which will be filed with the Commission not later than December 31, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During fiscal 1995, as more fully described under "Liquidity and Capital Resources", the Company purchased a minority interest in Net2Net Corporation, prepaid at a discounted rate for certain products, and entered into a distribution agreement with Net2Net Corporation. The President of Net2Net is related to Arnold M. McCalmont, the Chairman of the Board of Directors of the Company, and to James McCalmont, one of the Company's directors. Arnold and James McCalmont are also investors in Net2Net Corporation.

       Lawrence A. Kletter, Esq., a Director of the Company, is a member of the law firm of Posternak, Blankstein and Lund, which provides legal services to the Company.

                           PART IV

Item  14.   EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND
            REPORTS ON FORM 8-K

(a)    Financial Statements and Schedules

The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-
K.

Index to Financial Statements and Schedules
                                                       Page No. in
                                                      Annual Report
                                                        ("AR") or
(a) 1  Financial Statements                             Form 10-K

       Consolidated Balance Sheets:                       AR   4
          September 30, 1995 and
          October 1, 1994

       Consolidated Statements of Income:                 AR   5
          Years Ended September 30, 1995,
          October 1, 1994 and October 2, 1993

       Consolidated Statements of Cash Flows:             AR   6
          Years Ended September 30, 1995,
          October 1, 1994 and October 2, 1993

       Consolidated Statements of Stockholders' Equity:
                                                          AR   7
          Years Ended September 30, 1995,
          October 1, 1994 and October 2, 1993

       Note to Consolidated Financial Statements          AR   8

       Report of Independent Public Accountants           AR  15

(a) 2  Financial Statement Schedules

       Report of Independent Public Accountants on Supplemental Schedules to the Consolidated Financial Statements and
       Schedule II- Valuation and Qualifying Accounts         14

(a) 3  List of Exhibits

3.3 (a)Articles of Organization of the Company

       By-laws of the Company

3.22   List of Subsidiaries of the Company

(b)    Reports on Form 8-K

       None.

(c)    Exhibits

       All exhibits required by this Item 14 (c) were previously filed with the Commission.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       TECHNICAL COMMUNICATIONS CORPORATION


       By:     /s/ Roland S. Gerard
          Roland S. Gerard
          President
          December 19, 1995


       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Arnold M. McCalmont
       Arnold M. Mccalmont
       Chairman Of The Board, Director
       December 19, 1995

       /s/ James A. McCalmont
       James A. Mccalmont
       Director
       December 19, 1995

       /s/ Victor Sabella
       Victor Sabella
       Director
       December 19, 1995

       /s/ Philip A. Phalon
       Philip A. Phalon
       Director
       December 19, 1995

       /s/ Lawrence A. Kletter
       Lawrence A. Kletter
       Director
       December 19, 1995

       /s/ Herbert A. Lerner
       Herbert A. Lerner
       Treasurer, Director
       December 19, 1995

       /s/ Graham R. Briggs
       Graham R. Briggs
       Vice President - Finance  And
       Administration
       December 19, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
     SCHEDULES TO THE CONSOLIDATED FINANCIAL STATEMENTS

To Technical Communications Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Technical Communications Corporation's 1995 annual report to shareholders incorporated by reference in the Form 10-K, and have issued our report thereon dated November 8, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14 (a) 2 in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Boston, Massachusetts
November 8, 1995







[CAPTION]

           TECHNICAL COMMUNICATIONS CORPORATIONSCHEDULE II
            VALUATION AND QUALIFYING ACCOUNTS

                           BALANCE AT    ADDITIONS     DEDUCTIONS   BALANCE AT
                           BEGINNING     CHARGED TO       FROM          END
                            OF YEAR       EXPENSE       RESERVES     OF YEAR

Description

Allowance for doubtful accounts-

Year Ended September 30, 1995  $15,000    $34,217       $   525      $48,692

Year Ended October 1, 1994      15,000       --            --         15,000

Year Ended October 2, 1993      15,000       --            --         15,000