Form 10-Q
period 1995-12-30
TECHNICAL COMMUNICATIONS CORP
filed 1996-02-13
CIK 96699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q



(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1923 for the quarterly period ended December 30, 1995 or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period           to

                      Commission File Number:  0-8588


                    TECHNICAL COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

     Massachusetts                                  04-2295040
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                     01742-2892
(Address of principal executive offices)          (zip code)


Registrant's telephone number, including area code:  508-287-5100


                                N/A
          (Former name, former address and formal fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes  /X/           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 1, 1996: 1,254,426.

                                INDEX
                                                                        Page

PART I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets,
          December 30, 1995 and September 30, 1995                         1

          Condensed Consolidated Statements of Operations,
          three months ended December 30, 1995 and December
          31, 1994                                                         2

          Condensed Consolidated Statements of Cash Flows,
          three months ended December 30, 1995 and December
          31, 1994                                                         3

          Notes to Condensed Consolidated Financial
          Statements                                                       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

PART II   Other Information                                                8

          Signatures                                                       9

          PART I.  Financial Information - Item 1.  Financial Statements
               TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets
                                   December 30, 1995    September 30, 1995
                                      (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents              $ 5,468,735         $ 3,877,790
 Accounts receivable - trade,
  less allowance for doubtful
  accounts of $35,844 at 12/30/95
  and $48,692 at 9/30/95                  2,120,855           5,011,966
 Inventories (Note 2)                     2,817,157           2,427,828
 Refundable and prepaid income taxes        139,944             139,944
 Other current assets                       329,310             342,756
     Total current assets               $10,876,001         $11,800,284

Equipment and leasehold improvements      3,665,944           3,626,364
 Less: accumulated depreciation
  and amortization                        2,121,178           1,984,631
                                          1,544,766           1,641,733

Goodwill                                  1,569,620           1,569,620
 Less: accumulated amortization             123,948              65,770
                                          1,445,672           1,503,850

Other assets                                404,365             402,568

                                        $14,270,804         $15,348,435

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                       $   373,889         $   450,650
 Long-term debt - current
  portion (Note 3)                          696,136             696,136
 Accrued liabilities:
  Compensation and related expenses         345,318             429,146
  Other                                   1,036,813           1,553,140
      Total current liabilities         $ 2,452,156         $ 3,129,072

Long-term debt (Note 3)                   2,171,140           2,345,175

Other long-term liabilities                 205,437             205,437

Stockholders' Equity:
 Common stock, par value $.10 per
  share; authorized 3,500,000 shares;
  issued and outstanding 1,254,426
  shares at 12/30/95 and 1,254,426
  shares at 9/30/95                         125,443             125,443
 Treasury stock at cost, 10,000 shares      (80,000)            (80,000)
 Additional paid-in capital               1,388,927           1,388,927
 ESOP deferred compensation (Note 3)       (879,777)           (941,311)
 Retained earnings                        8,887,478           9,175,692
     Total stockholders' equity           9,442,071           9,668,751

                                        $14,270,804         $15,348,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                               (Unaudited)

                                              Three Months Ended

                                   December 30, 1995      December 31, 1994

Net sales                             $ 2,140,840            $ 1,134,076
Cost of sales                             989,914                643,932


Gross profit                            1,150,926                490,144


Operating Expenses:
Selling, general and
 administrative expenses                1,060,610                718,679
Product development costs                 465,816                290,723

                                        1,526,426              1,009,402


Operating  loss                          (375,500)              (519,258)


Other income (expense)
Interest income                            54,220                 61,873
Interest expense                          (68,174)               (25,581)
Other income                                5,168                  6,255

                                           (8,786)                42,547

Loss before
 income taxes                            (384,286)              (476,711)


Income taxes                              (96,072)              (118,807)
Net Loss                             $   (288,214)          $   (357,904)

Loss per common share:
 (Note 1)                            $          (.23)       $          (.29)


Weighted average shares used
 in computation                         1,254,426              1,251,176


The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              Three Months Ended

                                     December 30, 1995    December 31, 1994

Operating Activities:
 Net loss                            $   (288,214)        $  (357,904)

Adjustments to reconcile
 net loss to net cash provided
 (used) by operating activities:
   Depreciation and amortization          194,725              73,417
   Non-cash compensation associated
    with ESOP                              61,534              61,534
                                          (31,955)           (222,953)

Changes in assets and liabilities:
 Decrease in accounts receivable        2,891,111           1,184,929
 Increase in inventories                 (389,329)           (441,188)
 Decrease in prepaids and
  refundable income taxes                     ---              46,065
 Increase (decrease) in other
  current assets                           13,446             (18,866)
 Decrease in accrued and deferred
  income taxes                           (322,184)           (133,008)
 Increase in other assets                  (1,797)             (3,741)
 Decrease in accounts payable
  and accrued liabilities                (354,732)            (487,476)
                                        1,836,515              146,715

  Net cash provided by operating
   activities                           1,804,560              (76,238)

Investing Activities:
 Additions to equipment and
  leasehold improvements                  (39,580)             (17,012)
  Net cash used by investing
   activities                             (39,580)             (17,012)

Financing Activities:
 Payment of debt                         (174,035)             (61,534)
  Net cash used by financing
   activities                            (174,035)             (61,534)

 Net increase (decrease) in cash
  and cash equivalents                  1,590,945             (154,784)

Cash and cash equivalents at
 beginning of year                      3,877,790            6,460,887


Cash and cash equivalents at the
 end of the first quarter             $ 5,468,735          $ 6,306,103

Supplemental disclosures:
 Interest paid                        $    68,174          $    25,581
 Income taxes paid (net of
  refunds received)                       168,598              (23,665)


The accompanying notes are an integral part of these condensed consolidated financial statements

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        STATEMENT OF FAIR PRESENTATION

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

NOTE 1.      Earnings Per Share

For the quarters ended December 30, 1995 and December 31, 1994, net earnings per common share were based on the weighted average number of shares outstanding during the period, since the effect of assumed conversion of dilutive employee stock options was not material.

NOTE 2.     Inventories

Inventories consisted of the following:

                             December 30, 1995         September 30, 1995

Raw Materials                   $ 1,671,289                $ 1,386,393
Work in Process                     726,398                    667,388
Finished Goods                      419,470                    374,047
                                $ 2,817,157                $ 2,427,828


NOTE 3.     Long-Term Debt

As of December 30, 1995, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and matures on May 1, 1996. Availability under the line of credit had been reduced by $83,268 for outstanding standby letters of credit (as of December 30, 1995). Other than these standby letters of credit, the Company had no borrowings under the line of credit at December 30, 1995.

On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the Trust) for the benefit of its Employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as short-term and long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders'
Equity section.

The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to a) 7.25% to March 31, 1996, and b) prime plus 1/2 of 1% as of April 1, 1996, to March 31, 1997. The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $490,000 in August 1997. Except for the possibility of refinancing this balloon payment, the Company intends to make contributions to the Trust sufficient to pay all principal and interest on the loans when due. Because the payment of principal results in the release of shares from collateral, which shares are then available for allocation to employees, the principal portion of these payments is recorded as compensation expense.

NOTE 4.     Commitments and Contingencies

The Company is not currently party to any lawsuit, and is not aware of any pending legal proceedings. See Part II, "Other Information," Item 1, "Legal Proceedings."

        PART I, Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

The Company is in the business of designing, manufacturing and marketing communications security equipment. The Company receives orders for equipment from customers which may take several months or longer to manufacture and ship. Because the Company recognizes income on long-term contracts on a unit-of-delivery basis, revenues may vary widely from quarter to quarter. Quarterly comparisons of revenue may therefore not be indicative of any trend.

The Company's backlog of firm orders as of December 30, 1995 was $4,615,007, representing a 61% increase from $2,868,787 as of September 30, 1995. This increase was primarily as a result of booking a large order during the fiscal quarter. The Company expects to deliver the majority of its backlog in the current fiscal year.

Net sales for the quarter ended December 30, 1995 were $2,140,840 compared to $1,134,076, for the same quarter last year. This represents a 89% increase. Approximately $664,000 of the $1,006,764 increase was due to increased sales as a result of the increased sales base created by the Datotek acquisition in fiscal year 1995. The Company anticipates that the pattern of uneven quarterly revenue generation will continue in fiscal year 1996.

Gross profit for the first quarter of fiscal year 1996 was $1,150,926, as compared to gross profit of $490,144 in the first quarter of fiscal year 1995. This represents a 135% increase. Gross profit expressed as a percentage of sales was 54% in the first quarter of fiscal year 1996 as compared to 43% in the first quarter of fiscal year 1995. The difference can be attributed to differences in the mix of product sold in these periods and since a considerable portion of manufacturing costs is relatively fixed, increases in net sales tend to result in increases in margin percentage.

Operating expenses for the first quarter of fiscal 1996 were $1,526,426 compared to $1,009,402 in the same period of fiscal year 1995. This increase of $517,024 or 51% was due to increased cost, in customer service, marketing and product development, plus additional depreciation and amortization as a result of the acquisition of the assets of Datotek, Inc. in May 1995.

After-tax loss for the first quarter of fiscal year 1996 was $288,214 or $.23 per share, while after-tax loss for the first quarter of fiscal year 1995 was $357,904 or $.29 per share. The decrease in quarterly loss was a result of higher gross profit due to increased sales compared to the same period last fiscal year.

Liquidity and Capital Resources

Cash and short-term investments as of December 30, 1995 increased by $1,590,945 or 41% to $5,468,735 from a balance of $3,877,790 at
September 30, 1995. This increase was primarily as a result of accounts receivable collections. The current ratio is 4.4:1, compared to 3.8:1 as of September 30, 1995. This increase is due primarily to a reduction in customer deposits.

As of December 30, 1995, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and matures on May 1, 1996. Availability under the line of credit has been reduced by $83,268 for outstanding standby letters of credit (as of December 30, 1995). Other than these standby letters of credit, the Company had no borrowings under the line of credit at December 30, 1995.

On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the Trust) for the benefit of its Employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as short-term and long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders'
Equity section.

On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc. This acquisition was funded partly by the Company's own capital and partly through loans amounting to $2,250,000 from two banks. These loans are payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%.

Management currently anticipates no unusual capital expenditures and no increases in the Company's requirements for capital above its present resources for fiscal year 1996.

PART II.  Other Information

Item 1.   Legal Proceedings

          No material legal proceedings are pending to which the Company
          is a party or of which   any of its property is the subject.


Item 2.   Changes in Securities:

          Not applicable.


Item 3.   Defaults Upon Senior Securities:

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders:

          Not applicable.


Item 5.   Exhibits and Reports on Form 8-K:

          a. Exhibits - Statement regarding computation of per-share earnings: reference is made to Note 1 of the Notes to the Condensed Consolidated Financial Statements on page 4 of this Quarterly Report on Form 10-Q.
          b.   Reports on From 8-K: none.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TECHNICAL COMMUNICATIONS CORPORATION
                                    (Registrant)




Date: February 13, 1996             By: /s/ Roland S. Gerard
                                        Roland S. Gerard,    President



Date: February 13, 1996             By: /s/ Graham R. Briggs
                                        Graham R. Briggs,   Vice President
                                        And Chief Accounting Officer