Form 10-Q
period 1996-03-30
TECHNICAL COMMUNICATIONS CORP
filed 1996-05-15
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1923 for the quarterly period ended March 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the transition period ___________________ to
     ____________________


Commission File Number:   0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


Massachusetts                              04-2295040
(State or other jurisdiction of            IRS Employer Identification Number

100 Domino Drive, Concord, MA
(Address of principal executive offices    01742-2892
incorporation or organization)             (Zip Code)


Registrant's telephone number, including area code:  (508) 287-5100


                                     N/A
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 1, 1996: 1,254,426.

                                    INDEX

                                                                          Page
PART I           Financial Information

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets, March
                 30, 1996 (unaudited) and September 30, 1995                 1

                 Condensed Consolidated Statements of
                 Operations, Three (3) months ended March 30,
                 1996 and April 1, 1995; Six (6) months ended
                 March 30, 1996 and April 1, 1995 (unaudited)                2

                 Condensed Consolidated Statements of Cash
                 Flows, Six (6) months ended March 30, 1996
                 and April 1, 1995 (unaudited)                               3

                 Notes to Condensed Consolidated Financial
                 Statements                                                  4

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  6

PART II.         Other Information                                           8

                 Signatures                                                  9


        PART I.  Financial Information - Item 1.  Financial Statements
            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                              March 30, 1996   Sept. 30, 1995
                                                 Unaudited
ASSETS
Current Assets:
  Cash and cash equivalents                        $4,136,389       $3,877,790
  Accounts Receivable - trade less
   allowance for doubtful accounts of
   $44,332 at 3/30/96 and $48,692 at
   9/30/95                                          3,713,861        5,011,966
  Inventories (Note 2)                              2,896,867        2,427,828
  Refundable and prepaid income taxes                 139,944          139,944
  Other current assets                                355,171          342,756
        Total current assets                      $11,242,232      $11,800,284

Equipment and leasehold improvements                3,752,898        3,626,364
  Less:  accumulated depreciation and
   amortization                                     2,258,765        1,984,631
                                                    1,494,133        1,641,733

Goodwill                                            1,569,620        1,569,620
  Less:  accumulated amortization                     176,191           65,770
                                                    1,393,429        1,503,850

Other assets                                          404,621          402,568
                                                  $14,534,415      $15,348,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                   $417,213         $450,650
  Long-term debt - current portion (Note 3)           696,136          696,136
  Accrued liabilities:
    Compensation and related expenses                 268,687          429,146
    Other                                           1,132,165        1,553,140
        Total current liabilities                  $2,514,201        3,129,072

Long-term debt (Note 3)                             1,997,107        2,345,175

Other long-term liabilities                           205,437          205,437
Stockholder's Equity
  Common stock, par value $.10 per share;
   authorized 3,500,000 shares; issued and
   outstanding 1,254,426 shares at 3/30/96
   and 1,254,426 shares at 9/30/95                    125,443          125,443
  Treasury stock at cost, 10,000 shares              (80,000)         (80,000)
  Additional paid in capital                        1,388,927        1,388,927
  ESOP deferred compensation (Note 3)               (818,243)        (941,311)
  Retained earnings                                 9,201,543        9,175,692
        Total stockholders' equity                  9,817,670        9,668,751

                                                  $14,534,415      $15,348,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                  Quarters Ended             Six Months Ended
                               March 30,    April 1,    March 30,     April 1,
                                    1996        1995         1996         1995

Net Sales                     $3,695,727    $789,489   $5,836,567   $1,923,565
Cost of Sales                  1,679,756     693,683    2,669,671    1,337,615

Gross Profit                   2,015,971      95,806    3,166,896      585,950

Operating Expenses:

  Selling, general and
   administrative expenses     1,114,092     741,996    2,174,702    1,460,675
  Product Development            490,782     269,674      956,598      560,397
  Costs                        1,604,874   1,011,670    3,131,300    2,021,072

Operating Profit (Loss)          411,097   (915,864)       35,596  (1,435,122)

Other Income (Expense)
  Interest Income                 61,369      88,180      115,590      150,053
  Interest Expense              (61,421)    (19,741)    (129,595)     (45,322)
  Other Income                     7,709       6,932       12,877       13,187
                                   7,657      75,371      (1,128)      117,918

  Income (Loss) Before
  Income Taxes                   418,754   (840,493)       34,468  (1,317,204)

Income Taxes                     104,689   (210,499)        8,617    (329,306)

Net Income (Loss)             $  314,065  $(629,994)    $  25,851   $(987,898)

Earnings (Loss) Per
  Common Share:
  (Note 1)                        $  .25    $  (.50)       $  .02     $  (.79)

Weighted Avg. Shares Used
in Computation                 1,254,426   1,252,374    1,254,426    1,251,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                       Six Months Ended
                                                       March 30,    April 1,
                                                            1996        1995

Operating Activities:
   Net Income (loss)                                     $25,851    $(987,898)

Adjustments to reconcile
 net loss to net cash provided
 (used by operating activities):
      Depreciation and amortization                      384,555       154,422
      Non-cash compensation associated with ESOP         123,068       123,068
                                                         533,474     (710,408)

Changes in assets and liabilities:
   Decrease in accounts receivable                     1,298,105     2,949,664
   Increase in inventories                             (469,039)     (691,069)
   Decrease in prepaids and refundable income                ---        45,396
    taxes
   Decrease (increase) in other current assets          (12,415)         1,370
   Decrease in accrued and deferred income taxes       (151,584)     (345,757)
   Increase in other assets                              (2,053)       (3,468)
   Decrease in accounts payable and
    accrued liabilities                                (463,287)     (556,393)
                                                         199,727     2,512,529

      Net cash provided by operating activities          733,201     1,802,121

Investing Activities:
   Additions to equipment and leasehold                (126,534)     (116,806)
    improvements
      Net cash used by investing activities            (126,534)     (116,806)

Financing Activities:
   Proceeds from exercise of stock options                               8,300
   Payment of debt                                     (348,068)     (123,068)
      Net cash used by financing activities            (348,068)     (114,768)

   Net increase (decrease) in cash and cash              258,599     1,570,547
    equivalents

Cash and cash equivalents at beginning of year         3,877,790     6,460,887

Cash and cash equivalents at the
 end of the second quarter                            $4,136,389    $8,031,434

Supplemental disclosures:
   Interest paid                                        $129,595       $19,741
   Income taxes paid (net of refunds received)           169,598         1,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        STATEMENT OF FAIR PRESENTATION


Interim Financial Statements. The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information on footnote disclosures normally included in financial statements, prepared in accordance with general accepted accounting principals, has been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with Company's consolidated financial statements for the year ending September 30, 1995 is filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.      Earnings Per Share

For the quarters and six months ended March 30, 1996 and April 1, 1995, net earnings per common share were based on the weighted average number of shares outstanding during the period, since the effect of assumed conversion of dilutive employee stock options was not material.

NOTE 2.     Inventories

Inventories consisted of the following:

                                        March 30, 1996      September 30, 1995

Raw Materials                               $1,384,743              $1,386,393
Work in Process                              1,097,704                 667,388
Finished Goods                                 414,420                 374,047
                                            $2,896,867              $2,427,828

NOTE 3.     Long-Term Debt

As of March 30, 1996, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and was due to mature on May 1, 1996 (The line of credit has since been extended through April 30,1997). Availability under the line of credit had been reduced by $82,583 for outstanding standby letters of credit (as of March 30, 1996). Other than these standby letters of credit, the Company had no borrowings under the line of credit at March 30, 1996.

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

The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to a) 7.25% to March 31, 1996, and b) 8.75% as of April 1, 1996, to March 31, 1997. The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $490,000 in August 1997. Except for the possibility of refinancing this balloon payment, the Company intends to make contributions to the Trust sufficient to pay all principal and interest on the loans when due. Because the payment of principal results in the release of shares from collateral, which shares are then available for allocation to employees, the principal portion of these payments is recorded as compensation expense.

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

The Company's backlog of firm orders as of March 30, 1996 was $2,867,118 representing a decrease from $2,868,787 as of September 30, 1995. The Company expects to deliver substantially all of its backlog in the current fiscal year. Net sales for the quarter ended March 30, 1996 and April 1, 1995, were $3,695,727 and $789,489, respectively. For the six months ended March 30, 1996 and April 1, 1995 net sales were $5,836,567 and $1,923,565. The increase in the second quarter and six month net sales was primarily due to two large shipments. Also, 50% and 43% of net sales for the three months and six months ended March 30, 1996, respectively, represented additional sales as a result of the acquisition of the assets of Datotek, Inc. in May 1995. The Company anticipates that the pattern of uneven quarterly revenue generation will continue in fiscal year 1996.

Gross profit for the second quarter of fiscal year 1996 was $2,015,971, as compared to gross profit of $95,806 in the second quarter of fiscal year 1995. Gross profit for the first six months of fiscal year 1996 was $3,166,896, as compared to gross profit of $585,950 for the first six months of fiscal year
1995.   This represented a 540% increase in gross profit.  Gross profit expressed as a percentage of sales was 55% in the second quarter and 54% for the first six months of fiscal year 1996, as compared to 12% in the second quarter and 30% for the first six months of fiscal year 1995. Since a considerable portion of manufacturing costs is relatively fixed, increases in net sales usually result in increases in margin percentage.

Operating expenses for the second quarter and first six months of fiscal 1996 were $1,604,874 and $3,131,300, respectively. This is in comparison to the operating expenses in the second quarter and six months of fiscal 1995 which were $1,011,670 and $2,021,072, respectively. This increase of 159% in the quarter and 155% in the first six months was due to increased cost in customer service, marketing and product development, plus additional depreciation and amortization as a result of the acquisition of the assets of Datotek, Inc. in May 1995.

Other income and expense for the second quarter and first six months of fiscal 1996 were $7,657 and ($1,128), respectively. Other income and expense in the second quarter and six month of fiscal 1995 were $75,371 and $117,918, respectively. This decrease of 90% in the quarter and 101% in the first six months was primarily due to the loan repayments (described in footnote 3) as a result of the acquisition of the assets of Datotek, Inc. in May 1995.

After-tax income for the second quarter and six months of fiscal year 1996 was $314,065 or $.25 per share and $25,851 or $.02 per share, respectively. The after-tax losses in the second quarter and first six months of fiscal year 1995 were $629,994 or $.50 per share and $987,898 or $.79 per share, respectively. The improvement in operating results was a result of higher gross profit due to increased sales compared to the same periods last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $258,599 or 7% to $4,136,389 from a balance of $3,877,790 at September 30, 1995. This increase was primarily as a result of accounts receivable collections. The current ratio was 4.5:1 at March 30, 1996, compared to 3.8:1 as of September 30, 1995. Inventories were $2,896,867 as of March 30, 1996, representing a 19% increase from the September 30, 1995 balance of $2,427,828 due to inventory buildup for future shipments.

As of March 30, 1995, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and was due to mature on May 1, 1996 (The line has since been extended through April 30, 1997). Availability under the line of credit had been reduced by $82,583 for outstanding standby letters of credit (as of March 30, 1996). Other than these standby letters of credit, the Company had no borrowings under the line of credit at March 30, 1996.

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

            Not applicable


Item 3.     Defaults Upon Senior Securities:

            Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders of the Company was held on February 12, 1996. Set forth below is a description of each matter voted upon at the meeting as well as the number of votes cast for or against each such matter.

                                                                      Broker
Description                    For        Against     Abstentions    Non-Votes
To fix the number of
directors at six            1,163,124      14,447        4,599          ---

Election of Directors:
Arnold M. McCalmont         1,172,599       4,146        5,425          ---
Lawrence A. Kletter         1,172,599       4,146        5,425          ---
Herbert A. Lerner           1,176,745           0        5,425          ---
James A. McCalmont          1,172,599       4,146        5,425          ---
Philip A. Phalon            1,170,199       6,546        5,425          ---
Victor Sabella              1,174,345       2,400        5,425          ---

To ratify the selection
of the firm of Arthur
Andersen LLP as the
Company's auditors          1,166,527       4,212        4,206        7,225

To adopt the 1995
Employee Stock Purchase
Plan                          542,020      38,080       85,618      516,452

Item 5.     Exhibits and Reports on Form 8-K:

            a. Exhibits - Statement regarding computation of per-share earnings: reference is made to Note 1 of the Notes to the Condensed Consolidated Financial Statements on page 4 of this Quarterly Report on Form 10-Q.

            b.  Reports on Form 8-K:  none.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNICAL COMMUNICATIONS CORPORATION
                              (Registrant)




Date: May 13, 1996            By:  /s/ Roland S. Gerard
                                   ROLAND S. GERARD, PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER


Date: May 13, 1996            By:  /s/ Graham R. Briggs
                                   GRAHAM R. BRIGGS, VICE PRESIDENT
                                   AND CHIEF ACCOUNTING OFFICER