Form 10-Q
period 1996-06-29
TECHNICAL COMMUNICATIONS CORP
filed 1996-08-13
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934 for the transition period ___________________ to
     ____________________


Commission File Number:   0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


Massachusetts                              04-2295040
(State or other jurisdiction of            IRS Employer Identification Number
 incorporation or organization)

100 Domino Drive, Concord, MA              01742-2892
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (508) 287-5100


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

                               Yes /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 1, 1996: 1,264,496.

                                    INDEX

                                                                          Page
PART I           Financial Information

Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheets, June
                 29, 1996 (unaudited) and September 30, 1995                 3

                 Condensed Consolidated Statements of
                 Operations, Three (3) months ended June 29,
                 1996 and July 1, 1995 (unaudited); Nine (9)
                 months ended June 29, 1996 and July 1, 1995                 4
                 (unaudited)

                 Condensed Consolidated Statements of Cash
                 Flows, Nine (9) months ended June 29, 1996
                 and July 1, 1995 (unaudited)                                5

                 Notes to Condensed Consolidated Financial
                 Statements                                                  6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  8

PART II.         Other Information                                          10

                 Signatures                                                 11


        PART I.  Financial Information - Item 1.  Financial Statements
            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                             June 29, 1996     September 30,
                                              (Unaudited)          1995
Assets
Current Assets:
  Cash and cash equivalents                     $5,377,817       $3,877,790
  Accounts receivable - trade, less
    allowance for doubtful accounts of
    $53,707 at 6/29/96 and $48,692 at 9/30/95    3,133,579        5,011,966
  Inventories (Note 2)                           3,008,094        2,427,828
  Refundable and prepaid income taxes               36,802          139,944
  Other current assets                             256,759          342,756
                                               -----------      -----------
              Total current assets             $11,813,051      $11,800,284
                                               ===========      ===========

Equipment and leasehold improvements             4,065,916        3,626,364
  Less:  accumulated depreciation and
    amortization                                 2,414,602        1,984,631
                                               -----------      -----------
                                                 1,651,314        1,641,733
                                               -----------      -----------

Goodwill                                         1,614,131        1,569,620
  Less:  accumulated amortization                  232,896           65,770
                                               -----------      -----------
                                                 1,381,235        1,503,850
                                               -----------      -----------

Other assets                                       407,815          402,568
                                               -----------      -----------
                                               $15,253,415      $15,348,435
                                               ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $516,679         $450,650
  Long-term debt - current portion (Note 3)        756,620          696,136
  Accrued liabilities:
     Compensation and related expenses             355,847          429,146
     Other                                       1,406,680        1,553,140
                                               -----------      -----------
              Total current liabilities         $3,035,826       $3,129,072
                                               -----------      -----------
Long-term debt (Note 3)                         $1,762,588       $2,345,175

Other long-term liabilities                        205,437          205,437

Stockholders' Equity:
  Common stock, par value $.10 per share;
    authorized 3,500,000 shares; issued
    and outstanding 1,264,496 shares at
    6/29/96 and 1,254,426 shares at 9/30/95        126,450          125,443
  Treasury stock at cost, 10,000 shares            (80,000)         (80,000)
  Additional paid-in capital                     1,473,643        1,388,927
  ESOP deferred compensation (Note 3)             (756,709)        (941,311)
  Retained Earnings                              9,486,180        9,175,692
                                               -----------      -----------
              Total stockholders' equity       $10,249,564       $9,668,751
                                               -----------      -----------

                                               $15,253,415      $15,348,435
                                               ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                              Quarters Ended          Nine Months Ended
                           June 29,     July 1,      June 29,     July 1,
                           1996         1995         1996         1995

Net Sales                  $3,889,148   $2,900,841   $9,725,715   $4,824,406
Cost of Sales               1,640,294    1,034,960    4,309,965    2,372,575
                           ----------   ----------   ----------   ----------

Gross Profit                2,248,854    1,865,881    5,415,750    2,451,831
                           ----------   ----------   ----------   ----------
Operating Expenses:
  Selling, general and
    administrative
    expenses                1,470,366      899,323    3,645,068    2,359,998
  Product development
    costs                     463,775      427,517    1,420,373      987,914
                           ----------   ----------   ----------   ----------
                            1,934,141    1,326,840    5,065,441    3,347,912
                           ----------   ----------   ----------   ----------
Operating Profit (Loss)       314,713      539,041      350,309     (896,081)
                           ----------   ----------   ----------   ----------
Other Income (Expense):
  Interest income              61,241       79,964      176,831      230,017
  Interest expense            (58,530)     (41,072)    (188,126)     (86,394)
  Other income (expense)       12,853      (96,145)      25,730      (82,958)
                           ----------   ----------   ----------   ----------
                               15,564      (57,253)      14,435       60,665
                           ----------   ----------   ----------   ----------

     Income (loss) before
       income taxes           330,277      481,788      364,744     (835,416)

Income Taxes                   45,640      120,452       54,256     (208,854)
                           ----------   ----------   ----------   ----------

Net Income (Loss)            $284,637     $361,336     $310,488    $(626,562)
                           ==========   ==========   ==========   ===========

Earnings (Loss) Per
  Common Share:  (Note 1)          $ .23        $ .29        $ .25        $(.50)


Weighted Avg. Shares
  Used in Computation       1,257,783    1,252,889    1,255,545    1,252,146


The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                            Nine Months Ended

                                      June 29, 1996     July 1, 1995

Operating Activities:
  Net income (loss)                   $   310,488       $  (626,562)

Adjustments to reconcile
  net income (loss) to net cash
  provided (used) by operating
  activities:
    Depreciation and amortization         597,097           259,128
    Non-cash compensation
      associated with ESOP                184,602           184,602
                                      -----------       -----------
                                        1,092,187          (182,832)

Changes in assets and
liabilities:
  Decrease in accounts receivable       1,878,387           618,019
  Increase in inventories                (580,266)       (1,876,890)
  Decrease in prepaids and
    refundable income taxes                   ---            45,396
  Decrease (increase) in other
    current assets                         85,997          (371,101)
  Increase in goodwill                    (44,511)       (1,187,655)
  Increase (decrease) in accrued
    and deferred income taxes              22,156          (236,360)
  Decrease (increase) in other assets      (5,247)         (577,571)
  Increase (decrease) in accounts
    payable and accrued liabilities       (72,744)          471,787
                                      -----------       -----------
                                        1,283,772        (3,114,375)

    Net cash provided (used) by
      operating activities              2,375,959        (3,297,207)

Investing Activities:
  Additions to equipment and
    leasehold improvements               (439,552)       (1,455,082)
                                      -----------       -----------
    Net cash used by investing
      activities                         (439,552)       (1,455,082)

Financing Activities:
  Proceeds from exercise of stock
    options                                85,723             9,500
  Payment of debt                        (522,103)         (184,602)
  Increase in debt due to Datotek
    acquisition                                           2,212,500
                                      -----------       -----------
    Net cash used by financing
      activities                         (436,380)        2,037,398

  Net increase (decrease) in cash
    and cash equivalents                1,500,027        (2,714,891)

Cash and cash equivalents at
  beginning of year                     3,877,790         6,460,887
                                      -----------       -----------
Cash and cash equivalents at the
  end of the third quarter            $ 5,377,817       $ 3,745,996
                                      ===========       ===========
Supplemental disclosures:
  Interest paid                       $   188,126       $    86,394
  Income taxes paid (net of
    refunds received                       41,497            (9,710)

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

Certain information on footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principals has been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with Company's consolidated financial statements for the year ending September 30, 1995 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.   Earnings Per Share

For the quarters and nine months ended June 29, 1996 and July 1, 1995, net earnings per common share were based on the weighted average number of shares outstanding during the period, since the effect of assumed conversion of dilutive employee stock options was not material.


NOTE 2.   Inventories

Inventories consisted of the following:

                          June 29, 1996       September 30, 1995
Raw Materials             $ 2,305,457         $ 1,386,393
Work in Process               558,365             667,388
Finished Goods                144,272             374,047
                          -----------         -----------
                          $ 3,008,094         $ 2,427,828
                          -----------         -----------

NOTE 3.   Long-Term Debt

As of June 29, 1996, the Company had a $2,500,000 line of credit at the rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and is due to mature on April 30, 1997. Availability under the line of credit had been reduced by $87,593 for outstanding standby letters of credit (as of June 29, 1996). Other than these standby letters of credit, the Company had no borrowings under the line of credit at June 29, 1996.

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

The Company's backlog of firm orders as of June 29, 1996 was $4,359,200 representing an increase of 52% from $2,868,787 as of September 30, 1995. The Company expects to deliver the majority of this backlog in the current fiscal year.

Net sales for the quarter ended June 29, 1996 and July 1, 1995, were $3,889,148 and $2,900,841, respectively. For the nine months ended June 29, 1996 and July 1, 1995 net sales were $9,725,715 and $4,824,406. The 25% increase in the third quarter and 102% in nine month net sales was primarily due to the acquisition of the principal business of Datotek, Inc. in May 1995. The Company anticipates that the pattern of uneven quarterly revenue generation will continue.

Gross profit for the third quarter of fiscal year 1996 was $2,248,854, as compared to gross profit of $1,865,881 in the third quarter of fiscal year 1995. Gross profit for the first nine months of fiscal year 1996 was $5,415,750, as compared to gross profit of $2,451,831 for the first nine months of fiscal year 1995. This represented a 21% increase in gross profit in the third quarter, and a 121% increase in gross profit for the first nine months of the fiscal year. Gross profit expressed as a percentage of sales was 58% in the third quarter and 56% for the first nine months of fiscal year 1996, as compared to 64% in the third quarter and 51% for the first nine months of fiscal year 1995. Since a considerable portion of manufacturing costs is relatively fixed, increases in net sales usually result in increases in margin percentage. The third quarter of fiscal 1995, however, had higher margins than the third quarter of fiscal 1996 due to the mix of products sold and lower operating expenses.

Operating expenses for the third quarter and first nine months of fiscal 1996 were $1,934,141 and $5,065,441, respectively. The operating expenses in the third quarter and first nine months of fiscal 1995 were $1,326,840 and $3,347,912, respectively. This increase of 46% in the third quarter and 51% in the first nine months was primarily due to higher commissions and business and product development expenses, plus additional depreciation and amortization as a result of the acquisition of the assets of Datotek, Inc. in May 1995.

After-tax income for the third quarter and first nine months of fiscal year 1996 was $284,637 or $.23 per share and $310,488 or $.25 per share, respectively. The after-tax income in the third quarter and after-tax loss for the first nine months of fiscal year 1995 were $361,336 or $.29 per share and ($626,562) or ($.50) per share, respectively. Earnings in the third quarter of last fiscal year were higher due to lower operating expenses and the high gross margin mentioned above. Earnings for the current nine-month period were higher than those of the same period a year ago because of higher sales and gross margins in the current nine-month period.


Liquidity and Capital Resources

Cash and short-term investments increased by $1,500,027 or 39% to $5,377,817 as of June 29, 1996, from a balance of $3,877,790 at September 30, 1995. This increase was primarily as a result of accounts receivable collections. The current ratio improved to 3.9:1 at June 29, 1996, compared to 3.9:1 as of September 30, 1995. Inventories were $3,008,094 as of June 29, 1996, representing a 24% increase from the September 30, 1995 balance of $2,427,828 due to inventory buildup for future shipments.

Information on the Company's long-term debt is to be found on page 4, Note 3, "Long-Term Debt" of this Form 10-Q.

Management currently anticipates no unusual capital expenditures and no increases in the Company's requirements for capital above its present resources for fiscal year 1996.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could affect capital expenditures, the Company's requirements for capital and the Company's quarterly financial performance include general economic conditions, the ability of the Company to obtain orders for its products and to ship such orders, timely collection of accounts receivable, technological changes in the area of secure communications, U.S. and foreign governmental policies affecting the sale of secure communications equipment, the ability of the Company to refinance its ESOP-related debt in August 1997, etc.

PART II.  Other Information


Item 1.        Legal Proceedings:

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

                                                                     Broker
Description                       For         Against   Abstentions  Non-Votes
To fix the number of
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


Item 5.   Exhibit and Reports on Form 8-K:

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


                                   TECHNICAL COMMUNICATIONS CORPORATION
                                   (Registrant)



Date:  August 5, 1996                   By:  /s/ Roland S. Gerard
                                        ROLAND S. GERARD, PRESIDENT
                                        AND CHIEF EXECUTIVE OFFICER



Date:  August 5, 1996                   By:  /s/ Graham R. Briggs
                                        GRAHAM R. BRIGGS, VICE PRESIDENT
                                        AND CHIEF ACCOUNTING OFFICER