Form 10-K405
period 1996-09-28
TECHNICAL COMMUNICATIONS CORP
filed 1997-01-10
CIK 96699

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number
September 28, 1996                                     0-8588
__________________                                     ______
                                     or

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.

                    Technical Communications Corporation
                    ____________________________________
           (Exact name of registrant as specified in its charter)

           Massachusetts                                  04-2295040
_____________________________________________          ___________________
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification No.)


     100 Domino Drive, Concord, MA                       01742-2892
_____________________________________________          ___________________
(Address of principal executive offices)                 (Zip code)


     Registrant's telephone number,
         including area code                             (508) 287-5100

        Securities registered pursuant to Section 12 (b) of the Act:

              None                                          None
_____________________________________________         ______________________
     (Title of each class)                            (Name of each exchange
                                                       on which registered)


        Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.10 Par Value
                        ____________________________
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                     [X]

     Based on the closing price of the stock as of December 5, 1996, the aggregate market value of the registrant's Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 5, 1996, was approximately $11,700,000.

     The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 12, 1996, was 1,264,496.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    ___________________________________

The registrant's proxy statement, which will be filed with the Securities and Exchange Commission not later than December 31, 1996, is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" ON PAGE 7 OF THIS FORM 10-K.

                                   PART I
Item 1.   BUSINESS

(a)  General
     _______

     Technical Communications Corporation (the "Company") was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, and sale of communications security devices and systems.

(b)  Information as to Industry Segments
     ___________________________________

     The Company's business consists of only one industry segment, which is the design, development, manufacture, distribution, and sale of communications security devices and systems.

(c)  Description of Business
     _______________________

     The Company's products consist of sophisticated electronic devices which enable users to transmit information in a scrambled format and permit receivers to reconstitute the information in an unscrambled format. The Company's products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are foreign and domestic governmental agencies, law enforcement agencies, and multinational companies.

     The Company has several competitors, including foreign-based companies, in the communications security devices field. Many of these competitors are companies which may have greater financial and other resources than the Company. The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers, and value-added resellers using its in-house sales force as well as domestic and international representatives and distributors.

     In fiscal 1996, the Company had three customers, including the U.S. Government as one customer, representing 54% (26%, 16%, and 12%) of net sales. In fiscal 1995, the Company had three customers, including the U.S. Government as one customer, representing 57% (24%, 20%, and 13%) of net sales. In fiscal 1994, the Company had three customers, including the U.S. Government as one customer, representing 52% (28%, 15% and 9%) of net sales.

     The Company's backlog of firm orders as of September 28, 1996 was $4,756,845, compared to $2,868,787 as of September 30, 1995. The Company expects to deliver substantially all of its backlog in the current fiscal year.

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

     Research and development is undertaken by the Company on both its own initiative and specific customer request. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. During the twelve-month periods ended September 28, 1996, September 30, 1995, and October 1, 1994, the Company spent $1,955,852, $1,492,370, and $1,221,713, respectively, on product development costs.

     As of September 28, 1996, the Company employed approximately 64 persons. The Company believes that its relationship with its employees is good.

(d)  Foreign Operations
     __________________

     The Company is dependent upon its foreign sales. Foreign sales were more profitable than domestic sales during the fiscal year ended October 1, 1994, because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically. This trend continued in fiscal year 1995, but in fiscal year 1996, foreign and domestic sales were equally profitable. The Company does not believe that this change necessarily indicates a trend. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. With one exception, foreign sales have been in U.S. dollars. The sale in foreign currency was hedged against fluctuations in exchange rates to minimize financial risk.

     Most of the Company's export sales are conducted through its wholly-owned subsidiary, TCC Foreign Sales Corporation, which is qualified as a Foreign Sales Corporation (FSC) under the Internal Revenue Code.

     Export licenses are required from the federal government for the export of the Company's products to foreign countries.

     Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, "SELECTED FINANCIAL DATA" (Page 5).


Item 2.   PROPERTIES

     The Company leases its headquarters and a branch sales office under operating leases.

     On October 16, 1992, the Company signed its current lease on its headquarters. The future minimum lease payments are $146,160 per year for calendar years 1995 through 1997. The lease expires on December 31, 1997, but can be renewed for one or two additional two and one-half year terms ending June 30, 2000, and December 31, 2002. The Company also retains an option to purchase the building at fair market value but not to exceed $2,262,000, exercisable at each two and one-half year interval during the initial term of the lease or any renewals thereof.

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

                                  PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock, $.10 par value, is traded on the over-the-counter market, on the NASDAQ National Market System, under the symbol "TCCO". The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by The NASDAQ Stock Market, Inc.

                                                    Price
                                               ________________
Title of        Quarter
Class           Ending                        Low        High
____________   _________                     ______     ______

Common Stock,
$.10 par value
                 12/31/94                     $ 7.00     $ 9.25

                 04/01/95                       6.75       8.50
                 07/01/95                       6.25       8.25

                 09/30/95                       6.25      11.00
                 12/30/95                       7.25      10.25

                 03/30/96                       6.75       9.00

                 06/29/96                       7.50      32.00
                 09/28/96                       8.75      18.00

     The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future.

     As of December 5, 1996, there were approximately 1,300 record holders of Common Stock, $.10 par value. As of December 5, 1996, the low and high prices of the Common Stock were $9.125 and $9.625.

Item 6.   SELECTED FINANCIAL DATA

 Selected  Financial Data:

                                     Fiscal Years ended:

            September 28,    September 30,   October 1,     October 2,   September 26,
                 1996            1995           1994          1993          1992
            _____________    _____________  ____________   ___________  _____________
Net Sales:

  Domestic  $ 3,633,425      $ 1,535,015      $  707,735   $ 3,043,963   $  3,010,859

  Foreign    10,379,377        8,692,550       8,357,980     6,679,220     11,515,348
_____________________________________________________________________________________
Total net
 sales       14,012,802 (B)   10,227,565 (B)   9,065,715     9,723,183     14,526,207

Gross profit  8,231,388        5,351,882       5,294,825     5,056,996      9,073,433

Net income      532,147           88,745         116,046        83,440      1,258,057

Net income
 per share
 of common
 stock
 (Note A)   $       .42      $       .07      $      .09   $       .07   $       1.02

Weighted
 average
 shares out-
 standing     1,257,384        1,252,567       1,245,410     1,238,211      1,236,362

                                       As of:
             September 28,    September 30,     October 1,    October 2,   September 26,
                  1996           1995             1994          1993          1992
             _____________    _____________    ____________  ____________  _____________
Assets       $ 16,000,033      $ 15,348,435    $ 12,088,955  $ 12,019,465   $ 13,443,913

Long-term
 obligations $  1,200,000      $  2,550,612    $  1,132,748  $    550,386   $  1,638,589

________________________________________________________________________________________

Notes to Selected Financial Data

(A) For fiscal years 1996, 1995, 1994, 1993, and 1992 the dilutive effect of shares assumed to have been issued on exercise of stock options was not material. The Company has not paid a cash dividend in the past five years.

(B)  Amounts include the sales since May 31, 1995 of Datotek, Inc. The
     Company acquired the assets comprising the secure communications business of Datotek, Inc. on May 31, 1995. See footnote 15 of the Notes to Consolidated Financial Statements on Page AR 17.
_______________________________________________________________________________

Selected Quarterly Financial Data:

For the years ended September 28, 1996, and September 30, 1995.

                First Quarter    Second Quarter   Third Quarter    Fourth Quarter
Fiscal 1996   December 30, 1995  March 30, 1996   June 29, 1996  September 28, 1996
___________   _________________  ______________   _____________  __________________

Net sales         $ 2,140,840      $ 3,695,727     $ 3,889,148       $ 4,287,087

Gross profit        1,150,926        2,015,971       2,248,854         2,815,637

Net income
 (loss)               288,214)         314,065         284,637           221,659

Net income
(loss) per
share             $      (.23)     $       .25     $       .23       $       .17

                First Quarter    Second Quarter   Third Quarter    Fourth Quarter
Fiscal 1995   December 31, 1994  April 1, 1995     July 1, 1995  September 30, 1995
___________   _________________  ______________   _____________  __________________

Net sales         $ 1,134,076      $  789,489     $ 2,900,841       $ 5,403,159

Gross profit          490,144          95,806       1,865,881         2,900,051

Net income
 (loss)              (357,904)       (629,994)        361,336           715,307

Net income
 (loss) per
 share            $      (.29)     $     (.50)    $       .29       $       .57


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain Factors Affecting Future Operating Results
     __________________________________________________

     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates, the Company's ability to renegotiate and extend its ESOP loans and its line of credit with its banks, the correctness of management judgment that certain current expenditures will benefit the Company in the future, and the accuracy of management's estimates of the value of the Company's assets and of the adequacy of its reserves.

     Liquidity and Capital Resources
     _______________________________

     Cash and cash equivalents increased from $3,877,790 at September 30, 1995 to $6,381,026 at September 28, 1996. This increase was primarily due to a decrease in accounts receivable. The current ratio of the Company, an indication of its working capital strength, decreased from 3.8 to 1 as of September 30, 1995 to 2.9 to 1 as of September 28, 1996. The decrease was primarily caused by the full balance of the ESOP loans becoming current.

     During the 1995 fiscal year, the Company and its bank renewed its existing Revolving Line of Credit Agreement. The $2,500,000 line of credit is available until May 1, 1997. Borrowings under the line of credit bear interest at the bank's prime rate plus one-half percent per annum. The line of credit is secured by a lien on substantially all of the Company's assets and will be used for working capital requirements and to support letters of credit. While there have been no borrowings under the line of credit, availability under the line as of September 28, 1996, has been reduced by $66,910 for outstanding letters of credit.

     On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the "Trust") for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488 from two banks, respectively, and purchased 190,350 shares of the Company's Common Stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

     The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to 8.75%. It requires a balloon payment of approximately $82,000 in April 1997. The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $490,000 in August 1997. Subject to the approval of the two banks, the Company anticipates refinancing both loans to eliminate or postpone beyond fiscal 1997 the two balloon payments.

     On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., for $3,687,000 (see footnote 15 of the Notes to Consolidated Financial Statements on Page AR 17.). This acquisition was funded partly by the Company's cash reserves and partly through loans amounting to $2,250,000 from two banks. These loans are payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%. However, as of November 8, 1996, the Company paid off both loans in full.

     Management anticipates no unusual capital expenditures and no anticipated increases in the Company's requirements for capital resources for fiscal 1996. Management believes that existing working capital will be sufficient to meet contemplated operating and capital requirements in the foreseeable future.

     Results of Operations
     _____________________

     1996 COMPARED TO 1995
     _____________________

     Consolidated net sales for the year ended September 28, 1996 were $14,012,802 compared with sales of $10,227,565 for the prior fiscal year. This increase of $3,785,237, or 37%, is attributed to the acquisition of substantially all the assets comprising the secure communications business of Datotek, Inc. from AT&T on May 31, 1995.

     Domestic sales for fiscal 1996 amounted to $3,633,425, compared with $1,535,015 for the previous fiscal year. The increase of 137% was due to
increased procurement from U.S. government agencies.   Foreign sales
increased to $10,379,377 in fiscal 1996, from $8,692,550 in fiscal 1995, an increase of 19%.

     Gross profit for the fiscal year 1996 was $8,231,388, compared to gross profit of $5,351,882 in fiscal year 1995. The 54% increase in gross profit is primarily due to increased sales. Gross profit expressed as a percentage of sales was 59% in fiscal 1996, compared to 52% in fiscal year 1995. Gross profit as a percentage of sales increased primarily due to the resale of Datotek inventories that had been purchased at a discount. A portion of these savings are expected to be non-recurring.

     Engineering, design and product development costs in fiscal year 1996 were $1,955,852, compared to $1,492,370 in fiscal 1995. In fiscal 1996 a higher proportion of development costs were for TCC's own products, resulting in a lesser proportion of such cost being billed directly to customers.

     Selling, general and administrative expenses of $5,582,553 in fiscal year 1996 increased by $1,755,775, or 46% greater than such expenses in fiscal year 1995. This increase was accounted for primarily by increases in selling and business development expenses. Management believes that these increased expenditures are a necessary investment in the Company's future.

     Investment income earned during fiscal year 1996 was $239,142, compared to $271,815 in fiscal year 1995. The decrease of $32,673 is due to lower average cash balances (the Datotek acquisition of May 31, 1995 was paid for partially from the Company's cash). Interest expense of $243,472 in fiscal year 1996 represented an increase of $84,902 from the fiscal 1995 level. This was due to a full year of interest expense on the $2,250,000 loan incurred in connection with the Datotek acquisition of May 31, 1995. (The loans incurred in connection with the Datotek acquisition were paid off as of November 8, 1996.)

     The Company had net earnings of $532,147 or $.42 per share in fiscal year 1996, compared to net earnings of $88,745 or $.07 per share in fiscal year 1995. This represents an increase in net earnings of approximately 500%. This increase was the result of the $3,785,237 increase in sales coupled with the improved gross profit percentage.

     The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 1, 1996, less than one percent (1%) of the Company's monetary assets or liabilities were subject to foreign exchange risks. The Company hedges foreign currency transactions against price changes to minimize financial risk. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks in most cases and using exporters insurance. The Company usually includes an inflation factor into pricing when negotiating multi-year contracts with customers.

     1995 COMPARED TO 1994
     _____________________

     Consolidated net sales for the year ended September 30, 1995, were $10,227,565, compared with sales of $9,065,715 for the prior fiscal year. This increase of $1,161,850 was attributed to increases in domestic sales (71%) and foreign sales (29% ) from the previous year.

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

     Engineering, design and product development costs in fiscal year 1995 were $1,492,370, compared to $1,221,713 in fiscal 1994. In fiscal 1995 a higher proportion of development costs was for TCC's own products, resulting in a lesser proportion of such costs being billed directly to customers.

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

     1994 COMPARED TO 1993
     _____________________

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

     Equipment and leasehold improvements as of October 1, 1994 increased by $185,284 (gross) but declined by $106,706 (net), to $2,256,684 and
$707,133 respectively, compared to the equivalent figures for the end of the previous fiscal year. The net declined because the amount of depreciation taken during fiscal year 1994 exceeded the cost of new equipment and leasehold improvements added during the fiscal year.

     Accounts payable were $223,638 as of October 1, 1994, compared to $416,235 as of October 2, 1993. The decrease was due to differences in the timing of receipt of materials between the two year-ends. The current portion of long-term debt of $246,136 as of October 1, 1994, decreased compared to the October 2, 1993, balance of $1,088,203 because the Company refinanced a portion of its ESOP loan in August 1994. Accrued compensation and related expenses as of October 1, 1994, were $307,388 at the end of fiscal year 1994 compared to $382,862 at the end of the previous year. The decrease resulted from lower commissions payable at year-end, due to lower sales during September 1994 as compared to sales during September 1993. Other accrued liabilities increased from $701,760 at October 2, 1993, to $859,675 as of October 1, 1994, primarily because of increased sales commissions payable to distributors. Commission amounts due to distributors are accrued at the time the sale is made, but are generally not payable until payment is received by the Company.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index to the Financial Statements and Schedules on Page 10 hereof.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

     Items 10, 11 and 12 are incorporated by reference from the proxy statement for the Annual Meeting of Shareholders to be held on February 10, 1997, which will be filed with the Commission not later than December 31, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1995 the Company purchased a minority interest in Net2Net Corporation, purchased certain products, and entered into a distribution agreement with Net2Net Corporation. The President of Net2Net is related to Arnold M. McCalmont, the Chairman of the Board of Directors of the Company, and to James McCalmont, one of the Company's directors. Arnold and James McCalmont, as well as Herbert Lerner, are also investors in Net2Net Corporation.

     Lawrence A. Kletter, Esq., a Director of the Company, is a member of a law firm which provides legal services to the Company.

     During 1996, 1995, and 1994, the Company leased a sales office from a related party; lease payments were $1.00 in each year. The fair market value of such rent is estimated to be below $5,000 per year.

     Lawrence A. Kletter, a Director of the Company and a partner in the law firm of Eckert Seamans Cherin & Mellott (securities law counsel for the Company) and James A. McCalmont, a Director and employee of the Company, are Trustees of the Trust.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules
     __________________________________

The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.

Index to Financial Statements and Schedules
___________________________________________
                                                               Page No. in
                                                              Annual Report
                                                                ("AR") or
(a)1    Financial Statements                                    Form 10-K
        ____________________                                    _________
        Consolidated Balance Sheets:                              AR   6
           September 28, 1996 and
           September 30, 1995

        Consolidated Statements of Income:                        AR   7
           Years Ended September 28, 1996,
           September 30, 1995 and October 1, 1994

        Consolidated Statements of Cash Flows:                    AR    8
           Years Ended September 28, 1996,
           September 30, 1995 and October 1, 1994

        Consolidated Statements of Stockholders' Equity:          AR    9
           Years Ended September 28, 1996,
           September 30, 1995 and October 1, 1994

        Notes to Consolidated Financial Statements                AR   10

        Report of Independent Public Accountants                  AR   19

(a)2    Financial Statement Schedules
        _____________________________

        Report of Independent Public Accountants on Supplemental
        Schedules to the Consolidated Financial Statements and
        Schedule II- Valuation and Qualifying Accounts                 12

(a)3    List of Exhibits
        ________________

3.3(a)  Articles of Organization of the Company

3.3(b)  By-laws of the Company

3.22    List of Subsidiaries of the Company

(b)     Reports on Form 8-K
        ___________________

        None.

(c)     Exhibits
        ________

        All exhibits required by this Item 14 (c) were previously filed with the Commission.

SIGNATURES
__________

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        TECHNICAL COMMUNICATIONS CORPORATION

        By:  /s/ Roland S. Gerard
             ____________________
             Roland S. Gerard
             President and Chief Executive Officer
             December 19, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Arnold M. McCalmont
        _______________________
        Arnold M. McCalmont
        Chairman of the Board, Director
        December 19, 1996

        /s/ James A. McCalmont
        ______________________
        James A. McCalmont
        Director
        December 19, 1996

        /s/ Victor Sabella
        __________________
        Victor Sabella
        Director
        December 19, 1996

        /s/ Philip A. Phalon
        ____________________
        Philip A. Phalon
        Director
        December 19, 1996

        /s/ Lawrence A. Kletter
        _______________________
        Lawrence A. Kletter
        Director
        December 19, 1996

        /s/ Herbert A. Lerner
        _____________________
        Herbert A. Lerner
        Treasurer, Director
        December 19, 1996

        /s/ Graham R. Briggs
        ____________________
        Graham R. Briggs
        Vice President - Finance and
        Administration
        December 19, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES TO THE
                     CONSOLIDATED FINANCIAL STATEMENTS

To Technical Communications Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Technical Communications Corporation's 1996 annual report to shareholders incorporated by reference in the Form 10-K, and have issued our report thereon dated November 6, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14 (a) 2 in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Boston, Massachusetts
November 6, 1996







            Technical Communications Corporation                  Schedule II
             Valuation and Qualifying Accounts

                                    Balance at  Additions  Deductions  Balance at
                                    Beginning  Charged to      from        End
                                     of year     Expense    Reserves     of Year
                                    __________ __________  __________  __________

Description

Allowance for doubtful accounts-

Year Ended September 28, 1996       $ 48,692   $ 10,000    $ 4,985    $ 53,707

Year Ended September 30, 1995         15,000     34,217        525      48,692

Year Ended October 1, 1994            15,000         --         --      15,000
