Form 10-Q
period 1996-12-28
TECHNICAL COMMUNICATIONS CORP
filed 1997-02-11
CIK 96699

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the
______ Securities Exchange Act of 1934 for the quarterly period ended December 28, 1996 or

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ___________________ to __________________

     Commission File Number:  0-8588


                    TECHNICAL COMMUNICATIONS CORPORATION
                    ____________________________________
           (Exact name of registrant as specified in its charter)


          Massachusetts                                04-2295040
________________________________________         ______________________
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Idenitifcation Number)



     100 Domino Drive, Concord, MA                     01742-2892
________________________________________         ______________________
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:   (508) 287-5100
                                                   ____________________

                                    N/A
            ____________________________________________________
            (Former name, former address and formal fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X             No
                                   _______            _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of January 29, 1997: 1,266,203.

                                   INDEX


                                                                       Page
                                                                       ____
PART I    Financial Information


Item 1.   Financial Statements:


          Condensed Consolidated Balance Sheets, as of
          December 28, 1996 (unaudited) and September 28, 1996.           1


          Condensed Consolidated Statements of Operations,
          Three (3) months ended December 28, 1996 and December
          30, 1995 (unaudited).                                           2


          Condensed Consolidated Statements of Cash Flows,
          Three (3) months ended December 28, 1996 and December
          30, 1995 (unaudited).                                           3


          Notes to Condensed Consolidated Financial Statements            4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            6


PART II   Other Information                                               8


          Signatures                                                      9

       PART I.  Financial Information - Item 1.  Financial Statements
           TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets


                                          December 28, 1996    September 28, 1996
                                             (Unaudited)
                                          _________________    __________________

 Assets
 ______

 Current Assets:                              $  4,531,905        $  6,381,026
   Cash and cash equivalents
   Accounts receivable - trade, less
    allowance for doubtful accounts of
    $53,707 at 22/28/96 and 9/28/96              3,112,004           3,219,124
   Inventories (Note 2)                          3,271,625           2,615,772
   Other current assets                            180,548             199,122
                                              ____________        ____________

        Total current assets                  $ 11,096,082        $ 12,415,044
                                              ____________        ____________


 Equipment and leasehold improvements            4,246,909           4,223,816
   Less: accumulated depreciation and
    amortization                                 2,791,981           2,646,683
                                              ____________        ____________

                                                 1,454,928           1,577,133
                                              ____________        ____________


 Goodwill                                        1,614,131           1,614,131
   Less: accumulated amortization                  340,351             286,623
                                              ____________        ____________

                                                 1,273,780           1,327,508


 Other assets                                      731,483             680,348
                                              ____________        ____________

                                              $ 14,556,273        $ 16,000,033
                                              ____________        ____________


 Liabilities and Stockholders' Equity
 ____________________________________

 Current Liabilities:
   Accounts payable                           $  1,245,155        $    504,860
   Long-term debt - current portion
    (Note 3)                                       674,663           1,145,175
   Accrued liabilities:
     Compensation and related expenses             344,394             597,938
     Other                                       1,690,281           2,019,303
                                              ____________        ____________

        Total current liabilities             $  3,954,493        $  4,267,276
                                              ____________        ____________


   Long-term debt - current portion
    (Note 3)                                           ---           1,200,000


 Stockholders' Equity
   Common stock, par value $.10 per
    share; authorized 3,500,000 shares;
    issued and outstanding 1,266,203
    shares at 12/28/96 and 1,264,496
    shares at 9/28/96                              126,620             126,450
   Treasury stock at cost, 10,000 shares           (80,000)            (80,000)
   Additional paid-in capital                    1,486,033           1,473,643
   ESOP deferred compensation (Note 3)            (674,663)           (695,175)
   Retained earnings                             9,743,790           9,707,839
                                              ____________        ____________

        Total stockholders' equity            $ 10,601,780        $ 10,532,757
                                              ____________        ____________

                                              $ 14,556,273        $ 16,000,033
                                              ____________        ____________

The accompanying notes are an integral part of these condensed consolidated financial statements.

         PART I.  Financial Information - Item 1.  Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    Quarters Ended
                                                    ______________

                                        December 28, 1996    December 30, 1995
                                        _________________    _________________

 Net Sales                                  $ 3,058,114         $ 2,140,840
 Cost of Sales                                1,204,752             989,914
                                            ___________         ___________

 Gross Profit                                 1,853,362           1,150,926
                                            ___________         ___________


 Operating Expenses:
   Selling, general and
     administrative expenses                  1,388,367           1,060,610
   Product development costs                    445,711             465,816
                                            ___________         ___________

                                              1,834,078           1,526,426
                                            ___________         ___________



 Operating Profit (Loss)                         19,284            (375,500)
                                            ___________         ___________


 Other Income (Expense):
   Interest income                               48,029              54,220
   Interest expense                             (30,174)            (68,174)
   Other income (expense)                        10,918               5,168
                                            ___________         ___________

                                                 28,773              (8,786)
                                            ___________         ___________

     Income (loss) before income taxes           48,057            (384,286)



 Income Taxes                                    12,106             (96,072)
                                            ___________         ___________


 Net Income (Loss)                         $     35,951        $   (288,214)
                                            ___________         ___________



 Earnings (Loss) Per
   Common Share: (Note 1)                        $  .03              $ (.23)


 Weighted Avg. Shares Used in Computation     1,266,203           1,254,426




The accompanying notes are an integral part of these condensed consolidated financial statements.

         PART I.  Financial Information - Item 1.  Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                    Three Months Ended
                                                    __________________

                                           December 28, 1996    December 30, 1995
                                           _________________    _________________

 Operating Activities:
   Net income (loss)                            $    35,951         $  (288,214)


 Adjustments to reconcile net income
   (loss) to net cash provided (used) by
   operating activities:
     Depreciation and amortization                  199,026             194,725
     Non-cash compensation associated
       with ESOP                                     20,511              61,534
                                                 __________          __________

                                                    255,488             (31,955)


 Changes in assets and liabilities:
   Decrease in accounts receivable                  107,120           2,891,111
   Increase in inventories                         (655,853)           (389,329)
   Decrease in other current assets                  18,575              13,446
   Decrease in accrued and deferred
     income taxes                                  (495,799)           (322,184)
   Increase in other assets                         (51,135)             (1,797)
   Increase (decrease) in accounts
     payable and accrued liabilities                653,527            (354,732)
                                                 __________          __________

                                                   (423,565)          1,836,515


     Net cash provided (used) by
       operating activities                        (168,077)          1,804,560


 Investing Activities:
   Additions to equipment and leasehold
     improvements                                   (23,093)            (39,580)
                                                 __________          __________
     Net cash used by investing
       activities                                   (23,093)            (39,580)


 Financing Activities:
   Proceeds from stock issuance                      12,561               ---
   Payment of debt                               (1,670,512)           (174,035)
                                                 __________          __________

   Net cash used by financing activities         (1,657,951)           (174,035)


   Net increase (decrease) in cash and
     cash equivalents                            (1,849,121)          1,590,945


 Cash and cash equivalents at beginning
   of the period                                  6,381,026           3,877,790
                                                 __________          __________


 Cash and cash equivalents at the end of
   the period                                   $ 4,531,905         $ 5,468,735
                                                 __________          __________


 Supplemental disclosures:
   Interest paid                                $    30,174         $    68,174
   Income taxes paid (net of refunds
     received)                                      503,500             168,598



The accompanying notes are an integral part of these condensed consolidated financial statements.

           TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ____________________________________________________


                       STATEMENT OF FAIR PRESENTATION
                       ______________________________


Interim Financial Statements.
____________________________

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain information on footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principals has been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 28, 1996 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.   Earnings Per Share
______    __________________

For the three months ended December 28, 1996 and December 30, 1995, net earnings per common share were based on the weighted average number of shares outstanding during the period. The effect of the assumed conversion of dilutive employee stock options was not material.

NOTE 2.   Inventories
______    ___________

Inventories consisted of the following:

                              December 28, 1996    September 28, 1996
                              _________________    __________________

             Raw Materials       $ 2,158,395           $ 1,751,793
             Work in Process       1,070,153               853,422
             Finished Goods           43,077                10,557
                                  __________            __________

                                 $ 3,271,625           $ 2,615,772
                                  __________            __________

NOTE 3.   Long-Term Debt
______    ______________

As of December 28, 1996, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. The line of credit is secured by a pledge of substantially all the assets of the Company and is due to mature on April 30, 1997. Availability under the line of credit had been reduced by $68,777 for outstanding standby letters of credit (as of December 28, 1996). Other than these standby letters of credit, the Company had no borrowings under the line of credit at December 28, 1996.

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

________________________________________________________________


The 1990 loan to the Trust bears interest on the principal amount outstanding at a rate equal to 8.75%. It requires a balloon payment of approximately $82,000 in April 1997. The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $490,000 in August 1997. The original balance due on these two loans as of 12/28/96 was $674,663. Subject to the approval of the two banks in question, the Company anticipates refinancing both loans to eliminate or postpone beyond fiscal year 1997 these two balloon payments. The Company intends to make contributions to the Trust sufficient to pay all principal and interest on the loans when due. Because the payment of principal results in the release of shares from collateral, which shares are then available for allocation to employees, the principal portion of these contributions is recorded as compensation expense. Such contributions are, therefore, expensed to compensation and interest when they are made or accrued.

On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc. This acquisition was funded partly by the Company's own capital and partly through loans amounting to $2,250,000 from two banks. The remaining principal balance of $1,650,000 on these loans, which were payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%, were paid in full during the quarter ended December 28, 1996.


NOTE 4.   Commitments and Contingencies
______    _____________________________

The Company is not currently party to any lawsuit, and is not aware of any material pending legal proceedings. See Part II, "Other Information," Item I, "Legal Proceedings."

          PART I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
_____________________

The Company is in the business of designing, manufacturing and marketing communications security equipment. The Company receives orders for equipment from customers which may take several months or longer to manufacture and ship. Because the Company recognizes income on long-term contracts on a unit-of-delivery basis, revenues may vary widely from quarter to quarter. Quarterly comparisons of revenue may therefore not be indicative of any trend. The Company must continue to maintain a sufficient level of staff necessary for its product development, marketing and manufacturing efforts. As a result, its expenses do not fluctuate in tandem with revenues.

The Company's backlog of firm orders as of December 28, 1996 was $5,740,319, representing an increase of 21% from $4,756,845 as of September 28, 1996. The Company expects to deliver most of this backlog in the current fiscal year.

Net sales for the fiscal quarter ended December 28, 1996 and December 30, 1995, were $3,058,114 and $2,140,840, respectively. This increase of 43% in first quarter net sales was primarily due to the quarterly variability mentioned above.

Gross profit for the first quarter of fiscal year 1997 was $1,853,362, as compared to gross profit of $1,150,926 in the first quarter of fiscal year 1996. This represented a 61% increase in gross profit. Gross profit expressed as a percentage of sales was 61% in the first quarter of fiscal year 1997, as compared to 54% in the first quarter of fiscal year 1996. Since a considerable portion of manufacturing cost is relatively fixed, increases in net sales usually result in increases in margin percentage. In addition, sales in the first quarter of fiscal 1997 included a high proportion of higher-margin products than did the first quarter of fiscal 1996. Management does not believe that this difference in product mix represents a trend.

Operating expenses for the first quarter of fiscal 1997 were $1,834,078 compared to operating expenses in the first quarter of fiscal 1996 of $1,526,426. This increase of 20% in the quarter was primarily due to higher selling and business development expenses. The higher business development expenses relate primarily to the Company's efforts to develop more business in the commercial sector, while the higher selling expenses were incurred in both the commercial marketplace and the Company's more traditional government business. Management intends to continue increased expenditures for product development, selling and business development to increase the growth-rate of the Company's sales. The Company is developing a family of standardized platforms that can be economically adapted to handle various communications protocols. While these standardized platforms are intended primarily for the commercial marketplace, Management expects these new products to be marketable to the government sector as well. The Company is also enhancing certain existing products, particularly its Keynet (Trademark) key and device management system.

After-tax income for the first quarter of fiscal year 1997 was $35,951 or $.03 per share. This compared to an after-tax loss of ($288,214) or ($.23) per share in the first quarter of fiscal year 1996. Earnings were substantially improved over last year due to increased revenue and the improved gross profit percentage mentioned above. This is the Company's fourth consecutive profitable quarter and represents the first time it has




Keynet is a trademark of Technical Communications Corporation.

________________________________________________


been profitable during its first fiscal quarter since fiscal 1993. Management is striving to improve revenues and profitability on a quarterly, as well as annual basis. Individual or even consecutive fiscal quarters may, however, from time to time be unprofitable, due to the continuing wide variation in revenues from quarter to quarter mentioned above.


Liquidity and Capital Resources
_______________________________

Cash and short-term investments decreased by $1,849,121 or 29% to $4,531,905 as of December 28, 1996, from a balance of $6,381,026 at September 28, 1996. This decrease was primarily due to the payoff of the Datotek acquisition loans (see Note 3 on Page 4 of this Form 10-Q). The current ratio declined to 2.8:1 at December 28, 1996, compared to 2.9:1 as of September 28, 1996. Inventories were $3,271,625 as of December 28, 1996, representing a 25% increase from the September 28, 1996 balance of $2,615,772 due to inventory build-up for future shipments.

Information on the Company's long-term debt is to be found on Page 4, Note 3, "Long-Term Debt" of this Form 10-Q.

Management currently anticipates no unusual capital expenditures and no increases in the Company's requirements for capital above its present resources for fiscal year 1997.


Certain Factors Affecting Future Operating Results
__________________________________________________

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: the time it takes and the cost incurred to develop, market, sell, manufacture and ship products, the mix of high-and low-margin products sold by the Company, the success of new products under development, and those factors discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 6 of the Company's Form 10-K for the fiscal year ended September 28, 1996.

PART II.   Other Information


Item 1.   Legal Proceedings:

          No material legal proceedings are pending to which the Company is a party or of which any of its property is the subject.


Item 2.   Changes in Securities:

          Not applicable.


Item 3.   Defaults Upon Senior Securities:

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders:

          None.


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


                              TECHNICAL COMMUNICATIONS CORPORATION
                              ______________________________________
                              (Registrant)


February 7, 1997                 By:  /s/ Roland S. Gerard
________________                    ________________________________
Date                                ROLAND S. GERARD, PRESIDENT
                                    AND CHIEF EXECUTIVE OFFICER


February 7, 1997                 By:  /s/ Graham R. Briggs
________________                    ________________________________
Date                                GRAHAM R. BRIGGS, VICE PRESIDENT
                                    OF FINANCE AND CHIEF ACCOUNTING
                                    OFFICER