Form 10-Q/A
period 1996-12-28
TECHNICAL COMMUNICATIONS CORP
filed 1997-02-11
CIK 96699

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A-1


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

                                          December 28, 1996    September 28, 1996
                                             (Unaudited)
                                          _________________    __________________

 Assets
 ______

 Current Assets:                              $  4,531,905        $  6,381,026
   Cash and cash equivalents
   Accounts receivable - trade, less
    allowance for doubtful accounts of
    $53,707 at 12/28/96 and 9/28/96              3,112,004           3,219,124
   Inventories (Note 2)                          3,271,625           2,615,772
   Other current assets                            180,548             199,122
                                              ____________        ____________

        Total current assets                  $ 11,096,082        $ 12,415,044
                                              ____________        ____________


 Equipment and leasehold improvements            4,246,909           4,223,816
   Less: accumulated depreciation and
    amortization                                 2,791,981           2,646,683
                                              ____________        ____________

                                                 1,454,928           1,577,133
                                              ____________        ____________


 Goodwill                                        1,614,131           1,614,131
   Less: accumulated amortization                  340,351             286,623
                                              ____________        ____________

                                                 1,273,780           1,327,508


 Other assets                                      731,483             680,348
                                              ____________        ____________

                                              $ 14,556,273        $ 16,000,033
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