Form 10-Q
period 1997-03-29
TECHNICAL COMMUNICATIONS CORP
filed 1997-05-13
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q



   (Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ____ Exchange Act of 1934 for the quarterly period ended March 29, 1997 or


   ____ Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period _________________ to
        ______________


        Commission File Number:  0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


        Massachusetts                                  04-2295040
   _________________________________   _______________________________________
   (State or other jurisdiction        (I.R.S. Employer Identification Number)
   of incorporation or organization)


       100 Domino Drive, Concord, MA                   01742-2892
   ________________________________________       ____________________
   (Address of principal executive offices)            (zip code)


   Registrant's telephone number, including area code:  508-287-5100
                                                        ____________


                                     N/A
            ____________________________________________________
            (Former name, former address and former fiscal year,
                        if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES  X         NO
                                _____         _____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value per share, outstanding as of May 8, 1997: 1,272,203.

                                    INDEX



                                                                       Page


   PART I      Financial Information

   Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets,
               as of March 29, 1997 (unaudited) and September 28, 1996   1


               Condensed Consolidated Statements of Operations,
               Three (3) months ended Mar. 29, 1997 and Mar. 30, 1996
                   (unaudited)
               Six (6) months ended Mar. 29, 1997 and Mar. 30, 1996
                   (unaudited)                                           2


               Condensed Consolidated Statements of Cash Flows,
               Six (6) months ended Mar. 29, 1997 and Mar. 30, 1996
                   (unaudited)                                           3


               Notes to Condensed Consolidated Financial Statements      4


   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6


   PART II     Other Information                                         8


               Signatures                                               10

        PART I.  Financial Information - Item 1.  Financial Statements
            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                                  March 29, 1997    September 28, 1996
                                                   (Unaudited)
                                                  ______________    __________________

    Assets
    ______
    Current Assets:
      Cash and cash equivalents                   $  3,312,859         $  6,381,026
      Accounts receivable - trade, less
        allowance for doubtful accounts of
        $53,707 at 3/29/97 and 9/28/96               4,651,598            3,219,124
      Inventories (Note 1)                           3,099,305            2,615,772
      Other current assets                             149,082              199,122
                                                  ______________    __________________

         Total current assets                     $ 11,212,844         $ 12,415,044
                                                  ______________    __________________


    Equipment and leasehold improvements             4,366,867            4,223,816
      Less: accumulated depreciation and
         amortization                                2,965,710            2,646,683
                                                  ______________    __________________

                                                     1,401,157            1,577,133
                                                  ______________    __________________


    Goodwill                                         1,614,131            1,614,131
      Less: accumulated amortization                   394,078              286,623
                                                  ______________    __________________

                                                      1,220,053            1,327,508
                                                  ______________    __________________


    Other assets                                       680,348              680,348
                                                  ______________    __________________

                                                   $ 14,514,402         $ 16,000,033
                                                  ______________    __________________


    Liabilities and Stockholders' Equity
    ____________________________________
    Current Liabilities:
      Accounts payable                             $ 1,166,790          $   504,860
      Long-term debt - current portion (Note 2)        613,129            1,145,175
      Accrued liabilities:
        Compensation and related expenses              401,414              597,938
        Other                                        1,519,706            2,019,303
                                                  ______________    __________________

           Total current liabilities               $ 3,701,039          $ 4,267,276
                                                  ______________    __________________


      Long-term debt - current portion (Note 2)            ---            1,200,000


    Stockholders' Equity
      Common stock, par value $.10 per share;
        authorized 3,500,000 shares; issued and
        outstanding 1,272,203 shares at 3/29/97
        and 1,264,496 shares at 9/28/96                127,220              126,450
      Treasury stock at cost, 10,000 shares            (80,000)             (80,000)
      Additional paid-in capital                     1,513,558            1,473,643
      ESOP deferred compensation (Note 2)             (613,129)            (695,175)
      Retained earnings                              9,865,714            9,707,839
                                                  ______________    __________________

                                                  $ 10,813,363         $ 10,532,757
                                                  ______________    __________________

           Total stockholders' equity             $ 14,514,402         $ 16,000,033
                                                  ______________    __________________


   The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                    Quarter Ended             Six Months Ended
                              ________________________   ________________________

                                Mar. 29,      Mar. 30,     Mar. 29,      Mar. 30,
                                  1997          1996         1997          1996
                              ___________  ___________   ___________   ___________

    Net Sales                 $ 4,054,348  $ 3,695,727   $ 7,112,462   $ 5,836,567
    Cost of Sales               1,389,811    1,679,756     2,594,563     2,669,671
                              ___________  ___________   ___________   ___________

    Gross Profit               2,664,537    2,015,971     4,517,899     3,166,896
                              ___________  ___________   ___________   ___________


    Operating Expenses:
      Selling, general and ad-
        ministrative expenses  1,967,513    1,114,092     3,355,880     2,174,702
      Product development costs  556,629      490,782     1,002,340       956,598
                              ___________  ___________   ___________   ___________

                               2,524,142    1,604,874     4,358,220     3,131,300
                              ___________  ___________   ___________   ___________


    Operating Profit             140,395      411,097       159,679        35,596
                              ___________  ___________   ___________   ___________


    Other Income (Expense):
      Interest income             36,416       61,369        84,445       115,590
      Interest expense           (13,554)     (61,421)      (43,728)     (129,595)
      Other income (expense)        (692)       7,709        10,226        12,877
                              ___________  ___________   ___________   ___________

                                  22,170        7,657        50,943        (1,128)
                              ___________  ___________   ___________   ___________

        Income before income
           taxes                 162,565      418,754       210,622        34,468


    Income Taxes                  40,641      104,689        52,747         8,617
                              ___________  ___________   ___________   ___________

    Net Income                $  121,924   $  314,065    $  157,875    $   25,851
                              ___________  ___________   ___________   ___________


    Earnings Per Common Share:
      (Note 3)                   $  .09       $  .25        $  .12        $  .02


    Weighted Avg. Shares Used
    in Computation              1,270,181    1,254,426     1,268,192     1,254,426



   The accompanying notes are an integral part of these condensed consolidated financial statements.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                 Six Months Ended
                                                                 _________________

                                                           March 29, 1997   March 30, 1996
                                                           ______________   ______________

    Operating Activities:
      Net income (loss)                                    $   157,875      $    25,851



    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        Depreciation and amortization                          426,482          384,555
        Non-cash compensation associated with ESOP              82,046          123,068
                                                           ______________   ______________

                                                               666,403          533,474

    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable            (1,432,474)       1,298,105
      Increase in inventories                                 (483,533)        (469,039)
      Decrease (increase) in other current assets               50,040          (12,415)
      Decrease in accrued and deferred income taxes           (609,223)        (151,584)
      Increase in other assets                                    ---            (2,053)
      Increase (decrease) in accounts payable and accrued
        liabilities                                            575,032         (463,287)
                                                           ______________   ______________

                                                            (1,900,158)         199,727


        Net cash provided (used) by operating activities    (1,233,755)         733,201


    Investing Activities:
      Additions to equipment and leasehold improvements       (143,051)        (126,534)
                                                           ______________   ______________

        Net cash used by investing activities                 (143,051)        (126,534)


    Financing Activities:
      Proceeds from stock issuance                              40,685              ---
      Payment of debt                                       (1,732,046)        (348,068)
                                                           ______________   ______________

      Net cash used by financing activities                 (1,691,361)        (348,068)


      Net increase (decrease) in cash and cash
        equivalents                                         (3,068,167)         258,599


    Cash and cash equivalents at beginning of the period     6,381,026        3,877,790
                                                           ______________   ______________


    Cash and cash equivalents at the end of the period     $ 3,312,859      $ 4,136,389
                                                           ______________   ______________

        Supplemental disclosures:
      Interest paid                                        $    41,778      $   129,595
      Income taxes paid (net of refunds received)              659,000          169,598



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

   NOTE 1.     Inventories
   _______     ___________

   Inventories consisted of the following:

                                  March 29, 1997    September 28, 1996
                                  ______________    __________________

              Raw Materials         $ 1,754,523        $ 1,751,793

              Work in Process         1,244,029            853,422

              Finished Goods            100,753             10,557
                                  ______________    __________________

                                    $ 3,099,305        $ 2,615,772
                                  ______________    __________________


   NOTE 2.     Long-term Debt
   _______     ______________

   As of March 29, 1997, the Company had a $2,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and was due to mature on April 30, 1997. Availability under the line of credit had been reduced by $68,926 for outstanding standby letters of credit (as of March 29, 1997). Other than these standby letters of credit, the Company had no borrowings under the line of credit at March 29, 1997. During April 1997, the Company renewed and increased its line of credit to $3,500,000 with an amended expiration date of May 1, 1998.

   On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the "Trust") for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company is acting as a guarantor on the outstanding loans and, as a result, has recorded the principal balance of such loans on its balance sheet as short-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

   ________________________________________________________________


   On May 1, 1997, the Company provided a loan of $104,836 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bears interest at 9% per annum, requires equal monthly payments of principal of $9,000, commencing on June 15, 1997.

   The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $482,000 in August 1997. The outstanding balance on this loan as of March 29, 1997 was $519,450. The Company anticipates that it will refinance this loan to eliminate or postpone the remaining balloon payment beyond fiscal year 1997.

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

   On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc. This acquisition was funded partly by the Company's own capital and partly through loans amounting to $2,250,000 from two banks. The remaining principal balance of $1,650,000 on these loans, which were payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%, was paid in full during the quarter ended December 28, 1996.


   NOTE 3.      Earnings Per Share
   _______      __________________

   For the six months ended March 29, 1997 and March 30, 1996, net earnings per common share were based on the weighted average number of shares outstanding during the period. The effect of the assumed conversion of dilutive employee stock options was not material.

   On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company's earnings per share reported at March 29, 1997 would not be affected by this new statement, since the dilutive effect of options was not reported as noted above.


   NOTE 4.     Commitments and Contingencies
   _______     _____________________________

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

   The Company's backlog of firm orders as of March 29, 1997 was $2,610,009, representing a 45% decrease from the Company's backlog of $4,756,845 as of September 28, 1996. The Company expects to deliver most of its backlog in the current fiscal year.

   Net sales for the quarter ended March 29, 1997 and March 30, 1996, were $4,054,348 and $3,695,727, respectively. For the six months ended March 29, 1997 and March 30, 1996, net sales were $7,112,462 and $5,836,567, respectively. This increase of 10% in second quarter net sales and 22% in year-to-date net sales may be attributed to both an increasing customer base and variability in revenue recognition as a result of the timing of shipments associated with long-term contracts.

   Gross profit for the second quarter of fiscal year 1997 was $2,664,537, as compared to gross profit of $2,015,971 in the second quarter of fiscal year 1996. For the first six months of 1997 gross profit totaled $4,517,899, as compared with $3,166,896 for the first six months of 1996. This represented a 32% increase in gross profit for the quarter and a 43% increase year-to-date. Gross profit expressed as a percentage of sales was 66% in the second quarter and 64% in the first six months of fiscal year 1997, as compared to 55% in the second quarter and 54% for the first six months of fiscal year 1996. Since a considerable portion of manufacturing cost is relatively fixed, increases in net sales usually result in increases in margin percentage. In addition, sales in the second quarter of fiscal 1997 included a high proportion of higher-margin products.

   Operating expenses for the second quarter and first six months of fiscal 1997 were $2,524,142 and $4,358,220, respectively. For the second quarter and first six months of fiscal 1996 operating expenses were $1,604,874 and $3,131,300, respectively. This increase of 57% in the quarter and 39% in the first six months was due primarily to increased spending in sales, marketing, and product development.

   Other income and expense for the second quarter and first six months of fiscal 1997 were $22,170 and $50,943, respectively. For the second quarter and first six months of fiscal 1996 other income and expense were $7,657 and ($1,128), respectively. This increase in the quarter and in the first six months was primarily due to the loan repayments (described in Note 2 on Page 5 of this Form 10-Q) as a result of the acquisition of the assets of Datotek, Inc. in May 1995.

   After-tax income for the second quarter and first six months of fiscal year 1997 was $121,924 or $.09 per share and $157,875 or $.12 per share, respectively. The after-tax profits in the second quarter and first six months of fiscal year 1996 were $314,065 or $.25 per share and $25,851 or $.02 per share, respectively. Earnings for the second fiscal quarter were lower than for the previous equivalent period because of the increased operating costs previously mentioned. Earnings for the six-month period were substantially improved over the same period last year due to increased revenue and the improved gross profit percentage previously discussed.

   ________________________________________________


   Liquidity and Capital Resources
   _______________________________

   Cash and short-term investments decreased by $3,068,167 or 48% to $3,312,859 as of March 29, 1997, from a balance of $6,381,026 at
   September 28, 1996. This decrease was primarily due to the Company's early payoff of the Datotek acquisition loans (see Note 2 on Page 5 of this Form 10-Q) and a $1,432,474 net increase in trade receivables stemming from a $2,400,000 sale late in the second quarter. The current ratio was 3.0:1 at March 29, 1997, compared to 2.9:1 as of September 28, 1996. Inventories were $3,099,305 as of March 29, 1997, representing a 18% increase from the September 28, 1996 balance of $2,615,772 due to inventory buildup for future shipments.

   Information on the Company's long-term debt is to be found on Page 4,
   Note 2, "Long-Term Debt" of this Form 10-Q.

   Management currently anticipates no unusual capital expenditures and no increases in the Company's requirements for capital above its present resources for fiscal year 1997.


   Certain Factors Affecting Future Operating Results
   __________________________________________________

   This Form 10-Q contains forward-looking statements within the meaning of
   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to the following: the time it takes and the costs incurred to develop, market, sell, manufacture and ship products, the Company's ability to refinance the 1991 ESOP loan, and those factors discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 6 of the Company's Form 10-K for the fiscal year ended September 28, 1996.

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


   Item 4.  Submission of Matters to a Vote of Security Holders:

            The Annual Meeting of Stockholders of the Company was held on February 10, 1997. Set forth below is a description of each matter voted upon at the meeting as well as the number of votes cast for or against each such matter.


                                                                      Broker
    Description                For        Against     Abstentions    Non-Votes
    _____________________   _________    ________     ___________    _________

    To fix the number of
    directors at eight      1,009,586      42,480        2,700          ---
    ___________________________________________________________________________

    Election of Directors
    Arnold M. McCalmont       971,082      83,684          ---          ---
    Roland S. Gerard          935,578     119,188          ---          ---
    Lawrence A. Kletter       952,871     101,895          ---          ---
    Herbert A. Lerner         972,855      81,911          ---          ---
    Robert T. Lessard         974,355      80,411          ---          ---
    James A. McCalmont        949,556     105,210          ---          ---
    Philip A. Phalon          983,725      71,041          ---          ---
    Victor Sabella            984,612      70,154          ---          ---
    ___________________________________________________________________________

    To increase the number
    of shares reserved for
    issuance of stock options
    by 100,000 shares         849,203     197,463        8,100          ---
    ___________________________________________________________________________

    To ratify the selection
    of the firm of Arthur
    Andersen LLP as the
    Company's auditors      1,049,812       4,304          650          ---


   Item 5.  Other Information:

            None.


   Item 6.  Exhibits and Reports on Form 8-K:

            a. Exhibits - Statement regarding computation of per-share earnings: reference is made to Note 3 of the Notes to Condensed Consolidated Financial Statements on Page 5 of this Quarterly Report on Form 10-Q.

            b.      Reports on Form 8-K: None.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TECHNICAL COMMUNICATIONS CORPORATION
                                       ____________________________________
                                                  (Registrant)



   May 13, 1997                        By: /s/ Roland S. Gerard
   ____________                            ________________________________
       Date                                ROLAND S. GERARD, PRESIDENT
                                           AND CHIEF EXECUTIVE OFFICER


   May 13, 1997                        By: /s/ Graham R. Briggs
   ____________                            ________________________________
       Date                                GRAHAM R. BRIGGS, VICE PRESIDENT
                                           AND CHIEF ACCOUNTING OFFICER