Form 10-Q
period 1997-06-28
TECHNICAL COMMUNICATIONS CORP
filed 1997-08-12
CIK 96699

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the
_______ Securities Exchange Act of 1934 for the quarterly period ended June 28, 1997 or

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ___________________ to _____________________

     Commission File Number:  0-8588


               TECHNICAL COMMUNICATIONS CORPORATION
      ______________________________________________________
      (Exact name of registrant as specified in its charter)


         Massachusetts                               04-2295040
________________________________________        ______________________
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)               Identification Number)


   100 Domino Drive, Concord, MA                     01742-2892
   _____________________________________        ______________________
(Address of principal executive offices)             (zip code)


Registrant's telephone number, including area code:  508-287-5100
                                                   ___________________

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


                         YES   X            NO
                            ______            _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value per share, outstanding as of August 8, 1997: 1,273,703.

                                     INDEX



                                                                            Page
                                                                            ____

PART I    Financial Information

Item 1.   Financial Statements:


          Condensed Consolidated Balance Sheets,
          as of June 28, 1997 (unaudited) and September 28, 1996              1


          Condensed Consolidated Statements of Operations,
          Three (3) months ended June 28, 1997 and June 29, 1996 (unaudited)
          Nine (9) months ended June 28, 1997 and June 29, 1996 (unaudited)   2


          Condensed Consolidated Statements of Cash Flows,
          Nine (9) months ended June 28, 1997 and June 29, 1996 (unaudited)   3


          Notes to Condensed Consolidated Financial Statements                4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 6


PART II   Other Information                                                   8


          Signatures                                                         10

          PART I.  Financial Information - Item 1.  Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets

                                                                 June 28, 1997             September 28, 1996
                                                                  (Unaudited)
                                                                 _____________             __________________

 Assets
 ______

 Current Assets:
   Cash and cash equivalents                                    $  1,331,107                   $  6,381,026
   Accounts receivable - trade, less
     allowance for doubtful accounts of
     $53,445 and $53,707 at 6/28/97 and
     9/28/96, respectively                                         6,037,089                      3,219,124
   Inventories (Note 1)                                            3,372,923                      2,615,772
   Other current assets                                              234,845                        199,122
                                                                ____________                   ____________
        Total current assets                                    $ 10,975,964                   $ 12,415,044
                                                                ____________                   ____________

 Equipment and leasehold improvements                              4,427,708                      4,223,816
   Less: accumulated depreciation and
     amoritzation                                                  3,133,166                      2,646,683
                                                                ____________                   ____________
                                                                   1,294,542                      1,577,133
                                                                ____________                   ____________

 Goodwill                                                          1,614,131                      1,614,131
   Less: accumulated amortization                                    447,805                        286,623
                                                                ____________                   ____________
                                                                   1,166,326                      1,327,508

 Other assets                                                        680,348                        680,348
                                                                ____________                   ____________
                                                                $ 14,117,180                   $ 16,000,033


 Liabilities and Stockholders' Equity
 ____________________________________

 Current Liabilities:
   Accounts payable                                             $  1,632,597                  $     504,860
   Long-term debt - current portion (Note 2)                         991,111                      1,145,175
   Accrued liabilities:
     Compensation and related expenses                               443,982                        597,938
     Other                                                         1,164,698                      2,019,303
                                                                ____________                   ____________
        Total current liabilities                               $  4,232,388                   $  4,267,276
                                                                ____________                   ____________

 Long-term debt (Note 2)                                                 ---                      1,200,000

 Stockholders' Equity
   Common stock, par value $.10 per share;
     authorized 3,500,000 shares; issued and
     outstanding 1,273,703 shares at
     6/28/97 and 1,264,496 shares at 9/28/96                         127,370                        126,450
   Treasury stock at cost, 10,000 shares                             (80,000)                       (80,000)
   Additional paid-in capital                                      1,526,111                      1,473,643
   ESOP deferred compensation (Note 2)                              (555,729)                      (695,175)
   Retained earnings                                               8,867,040                      9,707,839
                                                                ____________                   ____________
        Total stockholders' equity                              $  9,884,792                   $ 10,532,757
                                                                ____________                   ____________
                                                                $ 14,117,180                   $ 16,000,033
                                                                ____________                   ____________


The accompanying notes are an integral part of these condensed consolidated financial statements.

           TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                              Quarter Ended                 Nine Months Ended
                                              _____________                 _________________

                                      June 28, 1997   June 29, 1996   June 28, 1997    June 29, 1996
                                      _____________   _____________   _____________    _____________

 Net Sales                            $  2,027,070    $  3,889,148    $  9,139,532     $  9,725,715
 Cost of Sales                           1,223,660       1,640,294       3,818,223        4,309,965
                                      ____________    ____________    ____________     ____________

 Gross Profit                              803,410       2,248,854       5,321,309        5,415,750
                                      ____________    ____________    ____________     ____________

 Operating Expenses:
   Selling, general and
     administrative expenses             1,400,167       1,470,366       4,756,047        3,645,068
   Product development costs               763,785         463,775       1,766,125        1,420,373
                                      ____________     ___________    ____________     ____________
                                         2,163,952       1,934,141       6,522,172        5,065,441
                                      ____________     ___________    ____________     ____________


 Operating Profit (Loss)                (1,360,542)        314,713      (1,200,863)         350,309
                                      ____________     ___________    ____________     ____________

 Other Income (Expense):
   Interest income                          36,222          61,241         120,667          176,831
   Interest expense                        (12,807)        (58,530)        (56,535)        (188,126)
   Other income                              5,501          12,853          15,727           25,730
                                      ____________     ___________     ___________     ____________
                                            28,916          15,564          79,859           14,435
                                      ____________     ___________     ___________     ____________

     Income (loss) before income
       taxes                            (1,331,626)        330,277      (1,121,004)         364,744



 Income Taxes                             (332,952)         45,640        (280,205)          54,256
                                      ____________    ____________    ____________     ____________

 Net Income (Loss)                    $   (998,674)   $    284,637    $   (840,799)    $    310,488



 Earnings (Loss) Per Common
   Share:  (Note 3)                         $ (.78)          $ .23          $ (.66)           $ .25



 Weighted Avg. Shares Used in
   Computation                           1,272,401       1,257,783       1,269,599        1,255,545



The accompanying notes are an integral part of these condensed consolidated financial statements.

                TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                 Nine Months Ended

                                                                 June 28, 1997                 June 29, 1996
                                                                 _____________                _____________

 Operating Activities:
   Net income (loss)                                             $   (840,799)                $    310,488


 Adjustments to reconcile net income (loss) to net
 cash
   provided (used) by operating activities:                           655,140                      597,097
     Depreciation and amortization                                    139,446                      184,602
     Non-cash compensation associated with ESOP

 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                      (2,817,965)                   1,878,387
   Increase in inventories                                           (757,151)                    (580,266)
   (Increase) decrease in other current assets                        (35,723)                      85,997
   Increase in goodwill                                                   ---                      (44,511)
   Increase in other assets                                               ---                       (5,247)
   Increase (decrease) in accrued and deferred income taxes          (947,174)                      22,156
   Increase (decrease) in accounts payable and accrued
     liabilities                                                    1,066,350                      (72,744)
                                                                    _________                    _________

        Total adjustments                                          (2,697,077)                   2,065,471


     Net cash provided (used) by operating activities              (3,537,876)                   2,375,959


 Investing Activities:
   Additions to equipment and leasehold improvements                 (211,367)                    (439,552)
                                                                     ________                     ________
     Net cash used by investing activities                           (211,367)                    (439,552)


 Financing Activities:
   Proceeds from stock issuance                                        53,388                       85,723
   Borrowings under line of credit                                    500,000                          ---
   Payment of debt                                                 (1,854,064)                    (522,103)
                                                                   __________                     ________
   Net cash used by financing activities                           (1,300,676)                    (436,380)


   Net increase (decrease) in cash and cash equivalents            (5,049,919)                   1,500,027


 Cash and cash equivalents at beginning of the period               6,381,026                    3,877,790
                                                                    ---------                    ---------


 Cash and cash equivalents at end of the period                  $  1,331,107                 $  5,377,817
                                                                    _________                    _________

 Supplemental disclosures:
   Interest paid                                                 $     56,535                 $    188,126
   Income taxes paid (net of refunds received)                        664,026                       41,497



The accompanying notes are an integral part of these consolidated financial statements.

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

Certain information on footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 28, 1996 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.     Inventories
______      ___________

Inventories consisted of the following:

                                                 June 28, 1997          September 28, 1996
                                                 _____________          __________________

                  Raw Materials                  $ 1,428,096               $ 1,751,793

                  Work in Process                  1,750,277                   853,422

                  Finished Goods                     194,550                    10,557
                                                   _________                 _________

                                                 $ 3,372,923               $ 2,615,772
                                                   _________                 _________

NOTE 2.     Long-term Debt
______      ______________

As of June 28, 1997, the Company had a $3,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and will mature on May 1, 1998. Availability under the line of credit had been reduced by $47,066 for outstanding standby letters of credit (as of June 28, 1997) and $500,000 in borrowings obtained in June 1997. The Company intends to repay the $500,000 within the next fiscal year as certain trade receivables become due and funds are received.

On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the "Trust") for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company acts as a guarantor on the outstanding loans and, as a result, recorded the principal balance of such loans on its balance sheet as short-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

On May 1, 1997, the Company provided a loan of $82,702 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bears interest at 9% per annum, requires equal monthly payments of principal of $9,000, commencing on June 15, 1997.

________________________________________________________________


The 1991 loan was renewed in August 1994 for a further three-year term, and now bears interest at a rate of 8.77%. It requires a balloon payment of approximately $482,000 in August 1997. The outstanding balance on this loan as of June 28, 1997 was $500,556. The Company anticipates that it will provide a loan to the Trust enabling it to make this balloon payment.

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


NOTE 3.      Earnings Per Share
______       __________________

For the nine months ended June 28, 1997 and June 29, 1996, net earnings per common share were based on the weighted average number of shares outstanding during the period. The effect of the assumed conversion of dilutive employee stock options was not material.

On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company's earnings per share reported at June 28, 1997 would not be affected by this new statement, since the dilutive effect of options was not reported as noted above.


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

The Company's backlog of firm orders as of June 28, 1997 was $1,406,987, representing a 70% decrease from the Company's backlog of $4,756,845 as of September 28, 1996. This decrease in backlog is attributable to several large orders that the Company had expected to receive before June 28, 1997. These orders have been delayed and the Company now expects to receive them in the fourth quarter of fiscal 1997 or in fiscal 1998. The Company expects to deliver most of its backlog in the current fiscal year.

Net sales for the quarter ended June 28, 1997 and June 29, 1996, were $2,027,070 and $3,889,148, respectively. For the nine months ended June 28, 1997 and June 29, 1996, net sales were $9,139,532 and $9,725,715, respectively. This decrease of 48% in third quarter net sales and 6% in year-to-date net sales may be attributed to variability in revenue recognition as a result of the timing of shipments associated with long-term contracts, and to delays in receipt of orders noted above.

Gross profit for the third quarter of fiscal year 1997 was $803,410, as compared to gross profit of $2,248,854 in the third quarter of fiscal year 1996. For the first nine months of 1997 gross profit totaled $5,321,309, as compared with $5,415,750 for the first nine months of 1996. This represented a 64% decrease in gross profit for the quarter and a 2% decrease year-to-date. Gross profit expressed as a percentage of sales was 40% in the third quarter and 58% in the first nine months of fiscal year 1997, as compared to 58% in the third quarter and 56% for the first nine months of fiscal year 1996. Since a considerable portion of manufacturing cost is relatively fixed, lower net sales usually result in a lower margin percentage. The increase in gross profit percentage for the first nine months of fiscal year 1997 over the same period last year is the result of a more favorable mix of higher margin product sales during the current year.

Operating expenses for the third quarter and first nine months of fiscal 1997 were $2,163,952 and $6,522,172, respectively. For the third quarter and first nine months of fiscal 1996 operating expenses were $1,934,141 and $5,065,441, respectively. This increase of 12% in the third quarter was primarily the result of the Company's increased expenditures to develop new products. The 29% increase in operating expenses during the first nine months is attributed to increased spending in new business and product development, as well as for increased spending in sales and marketing.

Other income and expense for the third quarter and first nine months of fiscal 1997 were $28,916 and $79,859, respectively. For the third quarter and first nine months of fiscal 1996 other income and expense were $15,564 and $14,435, respectively. This increase in the quarter and in the first nine months was primarily caused by lower interest expense due to the reduction in debt (described in Note 2 on Page 5 of this Form 10-Q).

________________________________________________


After-tax losses for the third quarter and first nine months of fiscal year 1997 were $(998,674) or $(.78) per share and $(840,799) or $(.66) per share, respectively. The after-tax profits in the third quarter and first nine months of fiscal year 1996 were $284,637 or $.23 per share and$310,488 or $.25 per share, respectively. The losses for both the third quarter and year-to-date periods as compared to the profits reported for the same periods in 1996 were the result of the lower sales and increased expenditures for new product development, sales and marketing, as previously discussed.


Liquidity and Capital Resources
_______________________________

Cash and short-term investments decreased by $5,049,919 or 79% to $1,331,107 as of June 28, 1997, from a balance of $6,381,026 at September 28, 1996. This decrease was primarily due to the Company's early payoff of the Datotek acquisition loans (see Note 2 on Page 5 of this Form 10-Q) and a $2,817,965 net increase in trade receivables stemming from a $2,400,000 sale late in the second quarter. Payment on this receivable is expected during the Company's fourth quarter. The current ratio was 2.6:1 at June 28, 1997, compared to 2.9:1 as of September 28, 1996. Inventories were $3,372,923 as of June 28, 1997, representing a 29% increase from the September 28, 1996 balance of $2,615,772. In particular, work in process and finished goods inventory have increased by $1,080,848 to $1,944,827 from a balance of $863,979 as the Company acquired inventory for future shipments.

Information on the Company's long-term debt is to be found on Page 4, Note 2, "Long-Term Debt" of this Form 10-Q.

Management currently anticipates no unusual capital expenditures and no increases in the Company's requirements for capital above its present resources for fiscal year 1997.


Certain Factors Affecting Future Operating Results
__________________________________________________

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to the following: the time and costs required to develop, market, sell, manufacture and ship products, and those factors discussed in the section entitled
"Certain Factors Affecting Future Operating Results" on page 6 of the Company's Form 10-K for the fiscal year ended September 28, 1996.

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


                                TECHNICAL COMMUNICATIONS CORPORATION
                                ____________________________________
                                            (Registrant)


August 11, 1997                 By:  /s/ Roland S. Gerard
_______________                    _________________________________
    Date                           ROLAND S. GERARD, PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER



August 11, 1997                 By:  /s/ Graham R. Briggs
_______________                    _________________________________
    Date                           GRAHAM R. BRIGGS, VICE PRESIDENT
                                   AND CHIEF ACCOUNTING OFFICER