Form 10-K405
period 1997-09-27
TECHNICAL COMMUNICATIONS CORP
filed 1998-01-27
CIK 96699

For the fiscal year ended                                 Commission File Number
September 27, 1997                                                0-8588

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO      .

                      Technical Communications Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                                   04-2295040
---------------------------------------------      -----------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

        100 Domino Drive, Concord, MA                           01742-2892
---------------------------------------------      -----------------------------------
  (Address of principal executive offices)                      (Zip code)

               (978) 287-5100
---------------------------------------------
  (Registrant's telephone number, including
                 area code)


          Securities registered pursuant to Section 12 (b) of the Act:

                    None                                           None
---------------------------------------------   ------------------------------------------
            (Title of each class)               (Name of each exchange on which registered)


          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X    NO____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                  /CHECK/

    Based on the closing price of the stock as of December 12, 1997, the
aggregate market value of the registrant's Common Stock, par value $         .10
per share, held by non-affiliates of the registrant as of December 12, 1997, was approximately $8,983,000.

    The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 12, 1997, was 1,283,238.

FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-K, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE "COMPANY") ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO, THE FULFILLMENT OF CUSTOMER ORDERS, THE COMPANY'S ABILITY TO RETAIN AND MOTIVATE KEY TECHNICAL AND MANUFACTURING PERSONNEL, AND THE POSSIBILITY OF POLITICAL INSTABILITY IN THE COMPANY'S FOREIGN MARKETS. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES & EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 27, 1997.

                                     PART I

Item 1. BUSINESS

(a)     General

         The Company was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, marketing, and sale of communications security devices and systems.

(b)     Information as to Industry Segments

        The Company's business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing, and sale of communications security devices and systems.

(c)     Description of Business

        The Company's products consist of sophisticated electronic devices which enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company's products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are foreign and domestic governmental agencies, law enforcement agencies, and multinational companies.

(d)     Products

        Products currently available or under development provide communications security solutions within network, voice and facsimile, centralized key and device management, and military ciphering applications.

        Network Security

        The Cipher X 7000-Registered Trademark- Series is a family of high-speed, high-performance hardware/software-based encryptors for LAN/WAN and internet applications. All of the systems have been designed for complete node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols. Network transparent, the products support U.S. Government-backed DES and proprietary algorithms as well as ANSI X9.17 and public key management. Specific products within this family support Frame Relay, IP, and X.25 protocols.

        Voice and Facsimile Security

        The CSD 3600 Secure Portable Telephone Attachment may be placed between any telephone and handset worldwide to provide high-end digital security. Small and portable, the CSD 3600 operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

        The CSD 9300 Secure Cellular Telephone is a high level secure system that combines the ease of use of the CSD 3600 with a full-featured AMPs compatible cellular telephone. Protection is designed to be ensured by randomly generated keys, unique to each communication session.

        The 4100 Executive Secure Telephone offers strategic level voice and data security in a full featured executive telephone package. Exceptional voice quality is achieved with three different voice coding algorithms. The product supports multiple security layers such as automated key management, authentication, certification, and access control. Video and telephone conferencing options are also available.

        The CSD 3700 Fax Security System is a highly secure, automatic transmission fax system that connects to any Group 3 fax machine via a 2-wire interface. Security protection is achieved with Diffie-Hellman negotiated key technology and randomly generated keys that are unique to each communication session. Open and closed networks are supported by the CSD 3700 to enable an open exchange of secure documents in the industrial marketplace, or restrict secure communications to only authorized parties in highly confidential or government applications.

        The CSD 3224E Secure Telephone, Fax and Data, is a desktop office system that provides protection for telephone, fax and data communications. The product was designed to guarantee secure voice communications over extremely degraded line conditions, while achieving exceptional voice quality with speaker recognition. The CSD 3324E connects to any Group 3 compatible fax machine, and to a computer via a RS-232 interface.

        Centralized Security Management

        The Company's Keynet-TM- Key and Device Management System is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire Cipher X 7000 network, including those on mixed networks such as high-speed X.25, Frame Relay and IP. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics, and performs automatic polling and alarms from a central and remote location. Keynet II also operates with SNMP-based management systems for ease-of-use, and provides instant alarm notification via a tone, pager or SNMP trap.

        Military Ciphering Systems

        The DSP 9000 Narrowband Radio Security family of products provide strategic security for voice and data communications sent over HF, VHF and UHF channels in full and half-duplex modes. Designed for rugged military environments, the DSP 9000 provides exceptional voice quality over poor line connections making it an ideal security solution for military aircraft, naval, base station and manpack radio applications. The product provides automated key management for optimum security and ease of use. It is also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options with the DSP 9000. Additionally, the DSP 9000 is compatible with the Company's CSD 3324E secure telephone to enable "office-to-field" communications.

        The DSD 72A-SP High Speed Data Encryptor is a rugged military bulk ciphering system that provides a maximum level of cryptographic security for synchronous data networks operating at up to 8 Mbps. The product supports a wide variety of interfaces and easily integrates into existing networks. Reliable secure communications is ensured with crypto synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems, and microwave systems.

(e)     Competition

        The Company has several competitors, including foreign-based companies, in the communications security devices field. Few of these competitors offer products that compete across all of the Company's product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies which may have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Datacom Inc., Cylink

Corporation, Motorola Inc., Omnisec AG, Harris Corporation, Transcript International, Cisco Systems, Information Resource Engineering Inc., and TimeStep Corporation.

         The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers, and value-added resellers using its in-house sales force as well as domestic and international representatives and distributors.

(f)     Sales and Backlog

        In fiscal 1997, the Company had three customers representing 51% (25%, 13%, and 13%) of net sales. In fiscal 1996, the Company had three customers, including the U.S. Government as one customer, representing 54% (26%, 16%, and 12%) of net sales. In fiscal 1995, the Company had three customers, including the U.S. Government as one customer, representing 57% (24%, 20% and 13%) of net sales.

        The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company's business, financial condition, and results of operations.

        The Company's backlog of firm orders as of September 27, 1997 was $10,640,689, compared to $4,756,845 as of September 28, 1996. The Company expects to deliver substantially all of its backlog in fiscal year 1998.

(g)     Regulatory Matters

        As a party to a number of contracts with the U.S. Government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. Government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on future contracts. Such a prohibition would have a material adverse effect on the Company. All payments to the Company for work performed on contracts with agencies of the U.S. Government are subject to adjustment upon audit by the U.S. Government Defense Contract Audit Agency, the General Accounting Office, and other agencies. The Company could be required to return any payments received from U.S. Government agencies if it is found to have violated federal regulations. In addition, U.S. Government contracts may be canceled at any time by the government with limited or no penalty. Contract awards are also subject to funding approval from the U.S. Government which involves political, budgetary, and other considerations over which the Company has no control.

        The Company's security products are subject to export restrictions administered by the U.S. Department of Commerce, which licenses the export of encryption products subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

(h)     Manufacturing and Technical Expertise

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

(i)     Research and Development

        Research and development is undertaken by the Company on both its own initiative and specific customer request. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire, train, and motivate such technical management and sales personnel. During the twelve-month periods ended September 27, 1997, September 28, 1996, and September 30, 1995, the Company spent $2,378,564, $1,955,852, and $1,492,370, respectively, on product development.

(j)     Employees

        As of September 27, 1997, the Company employed 61 persons. The Company believes that its relationship with its employees is good.

(k)     Foreign Operations

        The Company is dependent upon its foreign sales. Foreign sales were more profitable than domestic sales during fiscal years 1997 and 1995 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically. During fiscal year 1996 foreign and domestic sales were equally profitable. The fluctuation from year-to-year does not present a predictable trend. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars. However, when payment terms are in foreign currencies, the Company hedges the transactions against fluctuations in exchange rates to minimize financial risk.

        Most of the Company's export sales are conducted through its wholly-owned subsidiary, TCC Foreign Sales Corporation ("TCC FSC") which is organized and incorporated in the U.S. Virgin Islands. As a qualified Foreign Sales Corporation under the Internal Revenue Code, TCC FSC is able to take advantage of tax incentives enacted by Congress to encourage export sales.

        Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, "SELECTED FINANCIAL DATA" (Pages 6-7).

Item 2. PROPERTIES

        The Company leases its headquarters located in Concord, Massachusetts, under an operating lease.

        On October 16, 1992, the Company signed its current lease on its headquarters. The Company has exercised its option to extend this lease for the first of two additional two and one-half year terms ending June 30, 2000 and December 31, 2002. The future minimum lease payments under this first option term depend on the Consumer Price Index at December 31, 1997, but are estimated at $158,700 a year through fiscal 1999 and $119,000 for the first nine months of fiscal 2000. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the current renewal term, and of the additional renewal term, if elected.

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

                                                                                             PRICE
                                                                                      --------------------
TITLE OF CLASS                                                        QUARTER ENDING     LOW       HIGH
--------------------------------------------------------------------  --------------  ---------  ---------
Common Stock, $.10 par value
                                                                          12/30/95    $   7.250  $  10.250
                                                                          03/30/96        6.750      9.000
                                                                          06/29/96        7.500     32.000
                                                                          09/28/96        8.750     18.000
                                                                          12/28/96        8.750     15.750
                                                                          03/29/97        9.625     14.125
                                                                          06/28/97        7.875     10.375
                                                                          09/27/97        5.000      9.000

        The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the future.

    As of December 12, 1997, there were approximately 1,300 record holders of Common Stock, $ .10 par value. As of December 12, 1997, the low and high prices of the Common Stock were $7.000 and $7.000.

Item 6. SELECTED FINANCIAL DATA

Selected Financial Data:

                                                                        FISCAL YEARS ENDED:
                                     ---------------------------------------------------------------------------------------
                                     SEPTEMBER 27,      SEPTEMBER 28,       SEPTEMBER 30,       OCTOBER 1,       OCTOBER 2,
                                         1997               1996                1995               1994             1993
                                     -------------      -------------      ---------------      ----------      ------------
Net Sales:
  Domestic.........................  $   2,734,690      $   3,633,425      $     1,535,015      $  707,735      $  3,043,963
  Foreign (Note B).................      9,523,948         10,379,377            8,692,550       8,357,980         6,679,220
                                     -------------      -------------      ---------------      ----------      ------------
Total net sales....................     12,258,638(C)      14,012,802(C)        10,227,565(C)    9,065,715         9,723,183
Gross profit.......................      7,104,975          8,231,388            5,351,882       5,294,825         5,056,996
Net income (loss)..................     (1,243,501)           532,147               88,745         116,046            83,440
Net income per share of common
  stock (Note A)...................  $        (.98)     $         .42      $           .07      $      .09      $        .07
Weighted average shares
  outstanding......................      1,270,625           1,257,384           1,252,567       1,245,410         1,238,211



                                                                            AS OF:
                                           -------------------------------------------------------------------------
                                           SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 30,   OCTOBER 1,     OCTOBER 2,
                                               1997           1996           1995           1994           1993
                                           -------------  -------------  -------------  -------------  -------------
Assets...................................  $  12,456,253  $  16,000,033  $  15,348,435  $  12,088,955  $  12,019,465
Current portion, long-term debt..........  $    --        $   1,145,175  $     696,136  $     246,136  $   1,088,203
Long-term obligations....................  $    --        $   1,200,000  $   2,550,612  $   1,132,748  $     550,386

------------------------

Notes to Selected Financial Data

(A) The dilutive effect of shares assumed to have been issued on exercise of stock options was not material. The Company has not paid a cash dividend in the past five years.

(B) A summary of foreign sales by geographic area may be found in Note 13 of the Notes to the Consolidated Statements on Page AR 20.

(C) Amounts include the sales since May 31, 1995 of Datotek, Inc. The Company acquired the assets comprising the secure communications business of Datotek, Inc. on May 31, 1995. See Note 15 of the Notes to Consolidated Financial Statements on Page AR 20.

Selected Quarterly Financial Data:

For the years ended September 27, 1997, and September 28, 1996.

                                                    FIRST QUARTER    SECOND QUARTER  THIRD QUARTER    FOURTH QUARTER
FISCAL 1997                                       DECEMBER 28, 1996  MARCH 29, 1997  JUNE 28, 1997  SEPTEMBER 27, 1997
------------------------------------------------  -----------------  --------------  -------------  ------------------
Net sales.......................................    $   3,058,114     $  4,054,348    $ 2,027,070     $    3,119,106
Gross profit....................................        1,853,362        2,664,537        803,410          1,783,666
Net income (loss)...............................           35,951          121,924       (998,674)          (402,702)
Net income (loss) per share.....................    $         .03     $        .09    $      (.78)    $         (.32)

                                                    FIRST QUARTER    SECOND QUARTER  THIRD QUARTER    FOURTH QUARTER
FISCAL 1996                                       DECEMBER 30, 1995  MARCH 30, 1996  JUNE 29, 1996  SEPTEMBER 28, 1996
------------------------------------------------  -----------------  --------------  -------------  ------------------
Net sales.......................................    $   2,140,840     $  3,695,727    $ 3,889,148     $    4,287,087
Gross profit....................................        1,150,926        2,015,971      2,248,854          2,815,637
Net income (loss)...............................         (288,214)         314,065        284,637            221,659
Net income (loss) per share.....................    $        (.23)    $        .25    $       .23     $          .17

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and the results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

        Certain Factors Affecting Future Operating Results

        The discussions in this Form 10-K, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to the following: future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates, the Company's ability to renegotiate its line of credit with its banks, the correctness of management judgment that certain current expenditures will benefit the Company in the future, and the accuracy of management's estimates of the value of the Company's assets and of the adequacy of its reserves. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-K, for the fiscal year ended September 27, 1997.

    On December 12, 1997, the Board of Directors announced that it has undertaken an internal review of certain of its historical service contracts. On January 13, 1998 the Company announced that the results from its internal review concluded that certain of the Company's internal approval and control procedures were not followed in connection with such contracts. However, the Company does not believe that this will result in a material liability or asset impairment to the Company or otherwise have any material effect on the financial position or results of operations of the Company.

        The Company utilizes software and related technologies that will be affected by the date change in the year 2000. Internal efforts are currently under way to determine the full scope and related costs to insure that the Company's systems and products continue to meet its internal needs and those of its customers. The Company has incurred, and will continue to incur, expenses through the year 1999 to resolve this issue. These expenses are not expected to be material.

        Results of Operations

        FISCAL 1997 COMPARED TO FISCAL 1996

        Consolidated net sales for the year ended September 27, 1997, were $12,258,638 compared with sales of $14,012,802 for the prior fiscal year. This decrease of $1,754,164, or 13%, is attributed to declining sales of certain Datotek products acquired during fiscal 1995 which are reaching the end of their product life cycle, and the failure to receive certain customer orders in time to ship before year-end. Other products helped to offset some of the revenue decline in Datotek products.

        Domestic and foreign sales declined by $898,735 and $855,429 in fiscal 1997, or 25% and 8%, respectively. The decline in domestic sales is predominantly due to procurement reductions by U.S. Government agencies. This is not expected to be a trend that will continue into the current fiscal year. The decline in Datotek product sales combined with the late or non-receipt of customer orders that could not be shipped before year-end contributed to the decrease in foreign sales.

        Gross profit for fiscal year 1997 was $7,104,975 compared to $8,231,388 in fiscal 1996. The 14% decrease in gross profit is primarily the result of the decline in revenue. Gross profit expressed as a percentage of sales was 58% in fiscal 1997 compared to 59% in the prior year. Higher margins tend to be associated with higher sales because not all manufacturing costs are truly variable.

        Engineering, design and product development costs in fiscal 1997 were $2,378,564, compared to $1,955,852 in fiscal 1996. The $422,712, or 22%
increase represents an investment in high-speed communications security systems that are intended to enable the Company to compete for emerging opportunities in the corporate enterprise and business-to-business electronic commerce security markets during fiscal 1998 and future years.

        Selling, general and administrative expenses increased by $699,555 from $5,582,553 in fiscal 1996 to $6,282,108 for the year just ended. The increase is predominantly the result of higher selling and business development charges as the Company increased its staff in those areas and entered into service support agreements with overseas representatives. Management believes this investment in infrastructure is important to the growth of the Company.

        Investment income earned during fiscal 1997 was $128,722 compared to $239,142 in fiscal 1996. The decrease of $110,420 was predominantly the result of the Company's lower average cash balances during the current year caused by the payment of the Datotek acquisition and ESOP loans. Interest expense also declined by $179,493 from $243,472 in fiscal 1996 to $63,979 for the year just ended, again as a result of the payment of these loans. The $167,047 in other expense incurred during fiscal 1997 was primarily the result of the Company's disposal loss associated with certain capital equipment.

        The Company incurred a net loss of $1,243,501, or $.98 per share during fiscal 1997 compared to net earnings of $532,147, or $.42 per share in the prior year. The loss in the current year was a direct consequence of lower sales coupled with a higher investment in new product and a substantial increase in selling and business development expenses.

        The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 1, 1997, none of the Company's monetary assets or liabilities were subject to foreign exchange risks. When necessary, the Company hedges foreign currency transactions against exchange rate changes to minimize financial risk. The Company also attempts to minimize the financial risks normally associated with foreign sales by either utilizing letters of credit confirmed by U.S. banks or through the use of export insurance. The Company usually includes an inflation factor into pricing when negotiating multi-year contracts with customers.

        FISCAL 1996 COMPARED TO FISCAL 1995

        Consolidated net sales for the year ended September 28, 1996 were $14,012,802 compared with sales of $10,227,565 for the prior fiscal year. This increase of $3,785,237, or 37%, was attributed to the acquisition of substantially all the assets comprising the secure communications business of Datotek, Inc. from AT&T on May 31, 1995.

        Domestic sales for fiscal 1996 amounted to $3,633,425, compared with $1,535,015 for the previous fiscal year. The increase of 137% was due to increased procurement from U.S. government agencies. Foreign sales increased to $10,379,377 in fiscal 1996, from $8,692,550 in fiscal 1995, an increase of 19%.

        Gross profit for the fiscal year 1996 was $8,231,388, compared to gross profit of $5,351,882 in fiscal year 1995. The 54% increase in gross profit was primarily due to increased sales. Gross profit expressed as a percentage of sales was 59% in fiscal 1996, compared to 52% in fiscal year 1995. Gross profit as a percentage of sales increased primarily due to the resale of Datotek inventories that had been purchased at a discount, and were not expected to recur in future years.

        Engineering, design and product development costs in fiscal year 1996 were $1,955,852, compared to $1,492,370 in fiscal 1995. In fiscal 1996 a higher proportion of development costs were for TCC's own products, resulting in a lesser proportion of such costs being billed directly to customers.

        Selling, general and administrative expenses of $5,582,553 in fiscal year 1996 increased by $1,755,775, or 46% greater than such expenses in fiscal year 1995. This increase was accounted for primarily by increases in selling and business development expenses as management prepared the Company for future growth in sales.

        Investment income earned during fiscal year 1996 was $239,142, compared to $271,815 in fiscal year 1995. The decrease of $32,673 was due to lower average cash balances (the Datotek acquisition of May 31, 1995 was paid for partially from the Company's cash). Interest expense of $243,472 in fiscal year 1996 represented an increase of $84,902 from the fiscal 1995 level. This was due to a full year of interest expense on the $2,250,000 loan incurred in connection with the Datotek acquisition of May 31, 1995.

        The Company had net earnings of $532,147 or $.42 per share in fiscal year 1996, compared to net earnings of $88,745 or $.07 per share in fiscal year 1995. This represented an increase in net earnings of approximately 500%. This increase was the result of the $3,785,237 increase in sales coupled with the improved gross profit percentage.

        FISCAL 1995 COMPARED TO FISCAL 1994

        Consolidated net sales for the year ended September 30, 1995, were $10,227,565, compared with sales of $9,065,715 for the prior fiscal year. This increase of $1,161,850 was attributed to increases in domestic sales (71%) and foreign sales (29% ) from the previous year.

        Domestic sales for fiscal 1995 amounted to $1,535,015, compared with $707,735 for the previous fiscal year. The increase was due to increased procurement by U.S. government agencies. Foreign sales increased to $8,692,550 in fiscal 1995, from a level of $8,357,980 in fiscal 1994. A significant portion of this increase resulted from sales of the Company's DSD72A-SP bulk encryption equipment to protect missile control telemetry.

        Gross profit for the fiscal year 1995 was $5,351,882, compared to gross profit of $5,294,825 in fiscal year 1994. Gross profit increased slightly due to increased sales. Gross profit expressed as a percentage of sales was 52% in fiscal 1995, compared to 58% in fiscal year 1994. The gross profit as a percentage of sales was reduced primarily as a result of increased warranty and inventory obsolescence costs resulting from the Datotek acquisition. A portion of these costs was expected to be non-recurring.

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

        Investment income earned during fiscal year 1995 was $271,815, compared to $212,211 in fiscal year 1994. The increase of $59,604 was primarily due to higher interest rates on our investments. Interest expense of $158,570 in fiscal year 1995 represented an increase of $44,455 from the fiscal 1994 level. This was due to the addition of a $2,250,000 loan incurred in connection with the Datotek acquisition.

        The Company had net earnings of $88,745 or $.07 per share in fiscal year 1995, compared to net earnings of $116,046 or $.09 per share in fiscal year 1994. This represented a decrease in net earnings of approximately 24%. This decrease was the direct result of additional costs incurred in connection with the Datotek acquisition.

        Liquidity and Capital Resources

        Cash and cash equivalents decreased from $6,381,026 at September 28, 1996 to $1,876,748 at September 27, 1997. This decrease was primarily due to the fiscal 1997 loss of $1,243,501, the payment of the Datotek acquisition and ESOP loans of $1,650,000 and $695,175, respectively, and a $808,207 increase in inventory as the Company prepared for fiscal 1998 shipments. The current ratio of the Company increased from 2.9 to 1 as of September 28, 1996 to 3.2 to 1 as of September 27, 1997. The increase was primarily caused by the payoff of the Datotek and ESOP loans.

        The Company's short-term capital requirements are funded primarily from cash from operations and borrowings under the Company's bank credit line. Long-term capital requirements have historically been funded from the Company's operations. Effective May 1, 1997, the Company and its bank renewed its existing Revolving Line of Credit Agreement. The $3,500,000 line of credit is available until May 1, 1998. Borrowings under the Agreement bear interest at the bank's prime rate plus one-half percent per annum. The line of credit is secured by a lien on substantially all of the

Company's assets and is used for working capital requirements and to support letters of credit. During June 1997, the Company borrowed $500,000 against this credit line, subsequently paying the amount back in full during August 1997 upon receipt of certain large trade receivables. Although there are currently no borrowings against the line of credit, availability under the line as of September 27, 1997, has been reduced by $839,158 for outstanding letters of credit.

        On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the "Trust") for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488 from two banks, respectively, and purchased 190,350 shares of the Company's Common Stock at fair market value. The Company acted as a guarantor on these loans and, as a result, recorded the principal balance of such loans on its balance sheet as long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

        On April 30, 1997, the Company provided a loan of $82,702 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bears interest at 9% per annum, requires equal monthly payments of principal of $3,446, commencing on May 31, 1997. On August 28, 1997, the Company provided a second loan of $472,222 to the Trust in order to pay off the 1991 bank loan. This second Company loan to the Trust bears interest at 13.6% per annum and requires equal monthly principal payments of $9,838 beginning on September 28, 1997. At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997. Effective with the Plan's termination, the Company loans and the remaining balance in ESOP Deferred Compensation within Stockholders' Equity were eliminated and the unallocated ESOP shares were transferred to Treasury Stock and Additional Paid-in-Capital. Vested shares of participants are in the process of being distributed.

        On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., for $3,687,000 (see Note 15 of the Notes to Consolidated Financial Statements on Page AR 20). This acquisition was funded partly by the Company's cash reserves and partly through loans amounting to $2,250,000 from two banks. These loans, payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%, were paid in full during November 1996.

        Management anticipates no unusual capital expenditures during fiscal 1998. However, as a result of the Company's significant sales order backlog and expected growth in revenue during fiscal 1998, management anticipates the Company will need to increase its line of credit to accommodate letters of credit and working capital requirements until orders can be shipped and customer accounts collected. In particular, one sales order currently in production for approximately $7.4 million, is expected to ship at the end of the third quarter of fiscal 1998. The Company is currently negotiating for an increase in the line of credit with its bank. No assurances can be given that such an increased line of credit will be available on satisfactory terms, if at all. If the Company is unable to obtain an increase or renewal of its existing line of credit, its operations could be substantially adversely affected.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index to the Financial Statements and Schedules on Page 20 hereof.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    (a) Identification of Directors

    The following table sets forth the year each director first became a director, the position currently held by each director with the Company, their principal occupation during the past five years, any other directorships held by such person in any company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or in any company registered as an investment company under the Investment Company Act of 1940, as amended, and their age.



NAME AND YEAR                   POSITIONS AND OFFICES
FIRST BECAME A DIRECTOR         WITH THE COMPANY                 AGE
  --------------------------    ----------------------         --------
Roland S. Gerard (1)             President, CEO,
1997                             Director                         47

Carl H. Guild, Jr. (2)           Director                         54
1997

Herbert A. Lerner (3)            Chief Financial Officer,
1961                             Treasurer, Director               70

Robert T. Lessard (4)            Director                          57
1997

Arnold M. McCalmont (5)          Chairman of the Board of
1961                             Directors                         68

James A. McCalmont (6)           Former Director                   42
1991

Philip A. Phalon (7)             Director                          68
1993


------------------------

(1) Mr. Gerard has been employed by the Company since June 1995. From January 1994 until April 1995 he was Corporate Vice President of SFA, Inc., a privately owned manufacturer of data communications equipment. From January 1992 until January 1994 he was President of SFA Datacom, Inc., a subsidiary of SFA, Inc. From January 1988 to January 1992 he was a Group Vice President of Plantronics, Inc. and President of Plantronics Futurecomms, Inc. and Frederick Electronics Corp., both subsidiaries of Plantronics, Inc., a privately owned company.

(2) Mr. Guild was elected to the Board in May 1997. From 1993 to 1997, he was a Senior Vice President with Raytheon Engineers and Constructors, Inc., a unit of Raytheon Company. Mr. Guild is currently an independent consultant.

(3) Herbert A. Lerner has been a director of the Company since 1961, and employed as Treasurer since 1961, with the exception of 1987. From 1990 until June 1, 1992, he was a Programs Business Manager with Raytheon Company. Mr. Lerner became the Company's Chief Financial Officer effective January 14, 1998. In addition to his duties at the Company, Mr. Lerner is currently an independent consultant.

(4) Mr. Lessard was employed in a variety of management positions from 1966 through December 1995 at the U.S. National Security Agency ("NSA"), Department of Defense. During his final two years at NSA, Mr. Lessard was the Group Chief in the Operations Directorate responsible for communications and cryptographic technology. Since his retirement in December 1995, he has represented the Director of the National Security Agency on several special projects.

(5) Arnold M. McCalmont has been a director and Chairman of the Board of the Company since 1961, and was President of the Company from 1961 through August 22, 1993. Mr. McCalmont is currently a part-time employee of the Company. Mr. McCalmont has announced his intention to not seek reelection to the Board at the Company's next annual meeting of its shareholders.

(6) James A. McCalmont was Director of Marketing of the Company from October 24, 1988 through April 29, 1991, and was an employee of the Company since 1975. Mr. McCalmont resigned from the Board of Directors and terminated his employment with the Company effective January 9, 1998.

(7) Philip A. Phalon was Senior Vice-President for Corporate Marketing for Raytheon Company from 1983 through September 1990. From June 1994 through September 1995, Mr. Phalon was the Company's Acting President. He is currently an independent consultant.

    (b) Identification of Executive Officers

    The following table sets forth the names of all executive officers of the Company, excluding those who are also directors, the year each first became an executive officer, the position currently held by each officer of the Company, the principal occupation of each officer during the past five years, and the age of each officer.

                            POSITIONS AND OFFICES
NOMINEE'S NAME AND YEAR             WITH
FIRST BECAME AN OFFICER          THE COMPANY             AGE
------------------------  -------------------------      ---
John I. Gill (1)          Executive Vice President
1985                                                         58

Graham R. Briggs (2)      Former Vice-President
1992                      Finance                            58

------------------------

(1) Mr. Gill has been employed by the Company since August 1983.

(2) Mr. Briggs was employed by the Company from January 1992 until his termination on January 14, 1998.

    (c) FAMILY RELATIONSHIPS

    With the exception of Arnold M. McCalmont and James A. McCalmont, no director or executive officer is related to any other director or executive officer by blood or marriage.

    (d) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4, and annual statements of beneficial ownership on Form 5 with the SEC and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during Fiscal 1997, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filings.

ITEM 11. EXECUTIVE COMPENSATION

    (a) Summary Compensation Table

    The following tables set forth certain summary information concerning compensation paid or accrued by the Company during the past three fiscal years to its Chief Executive Officer and the other executive officers of the Company whose annual compensation during Fiscal Year 1997 exceeded $100,000 (hereafter referred to as the "named executive officers"):

                                                                       FISCAL                              ALL OTHER
NAME AND PRINCIPAL POSITION                                             YEAR        SALARY      BONUS    COMPENSATION
-------------------------------------------------------------------  -----------  ----------  ---------  -------------
Graham R. Briggs                                                           1997   $   96,324  $  11,171(1)   $  --
  Former Vice President Finance                                            1996   $   85,865  $   1,500(1)   $   1,747(2)
                                                                           1995   $   87,233  $     200(1)   $   1,366(2)

Roland S. Gerard (3)                                                       1997   $  158,708  $  45,171(4)   $   1,173(5)
  President and Chief                                                      1996   $  125,862  $  15,000(4)   $   4,233(6)
  Executive Officer                                                        1995   $   35,600  $  --          $  25,644(7)

John I. Gill                                                               1997   $  116,325  $  18,171(8)   $  --
  Executive Vice President                                                 1996   $  108,953  $   1,500(8)   $   2,209(2)
                                                                           1995   $  111,660  $     200(8)   $   1,948(2)

------------------------

(1) These amounts of $11,171, $1,500, and $200 were paid to Mr. Briggs for services rendered in fiscal years 1996, 1995, and 1994, respectively.

(2) Represents the Company's contribution for the account of the respective executive officer under the Company's Profit-Sharing Plan, a plan qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The contribution is determined by the Board of Directors in its sole discretion, but may not exceed 15% of the Company's net profits before taxes for any given Plan year, nor certain limits imposed by the Internal Revenue Code.

(3) Mr. Gerard has been employed by Company as President since June 12, 1995.

(4) These amounts of $45,171, and $15,000 were paid to Mr. Gerard for services rendered in fiscal years 1996 and 1995, respectively.

(5) Represents the personal use portion of Mr. Gerard's automobile allowance.

(6) Represents the Company's $3,625 contribution to Mr. Gerard under the Company's Profit-Sharing Plan as described in note (2) above, plus $608 for the personal use portion of Mr. Gerard's automobile allowance.

(7) Consists entirely of relocation expenses.

(8) These amounts of $18,171, $1,500, and $200 were paid to Mr. Gill for services rendered in fiscal years 1996, 1995, and 1994, respectively.

    (b) Stock Options

    No stock options were granted to the named executive officers. The unexercised options held as of September 27, 1997 by the named executive officers are as follows:

                                                                                               VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                                                          OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END (1)
                                                         ----------------------------  ------------------------------------
NAME                                                     EXERCISABLE  NOT EXERCISABLE    EXERCISABLE      NOT EXERCISABLE
-------------------------------------------------------  -----------  ---------------  ---------------  -------------------
Roland S. Gerard.......................................      40,000(2)       60,000          --                 --
Graham R. Briggs.......................................       6,800(3)       --              --                 --

------------------------

(1) Value is based on the difference between the option exercise price and the fair market value at December 12, 1997 ($7.00 per share) multiplied by the number of shares underlying the in-the-money portion of the option.

(2) This represents a grant of an option to buy 100,000 shares of Common Stock under the Technical Communications Corporation 1991 Stock Option Plan, which is exercisable as follow: (i) 20% on 5/25/96 at an exercise price of $7.50 per share (the fair market value on the date of grant), (ii) an additional 20% on 5/25/97 at an exercise price of $8.25 per share, (iii) an additional 20% on 5/25/98 at an exercise price of $9.08 per share, (iv) and additional 20% on 5/25/99 at an exercise price of $9.98 per share, and (v) an additional 20% on 5/25/2000 at an exercise price of $10.98 per share.

(3) This represents the unexercised remainder of a non-qualified option to purchase 10,000 shares of Common Stock under the Technical Communications Corporation 1991 Stock Option Plan granted on 2/28/92, which is exercisable at an option price of $12.75 per share as follows: (i) 10% on 2/27/93, (ii) an additional 10% on 2/27/94, (iii) an additional 20% on 2/27/95, (iv) an additional 35% on 2/27/96, and (v) an additional 25% on 8/27/96. As a result of Mr. Brigg's termination effective January 14, 1998, these remaining options to purchase shares will expire on February 13, 1998, unless exercised.

    (c) Compensation of Directors

    Directors who are not regular employees of the Company received a fee of $1,000 for attendance at the November 1996 Board of Directors meeting, and $1,200 for all meetings attended thereafter during Fiscal Year 1997. In addition, beginning with its next Annual Meeting, each outside director is authorized an annual retainer of $2,800 paid in arrears in quarterly increments of $700 starting February 1, 1997. During Fiscal Year 1997, outside directors also received a fee of $500 for each meeting of a committee of the Board of Directors they attended. Mr. Lerner, who is an employee, was also authorized to receive the retainer and fees for attendance at meetings.

    In addition, pursuant to the 1990 Non-Employee Director Stock Option Plan, adopted by the Board of Directors in August 1990 and approved by the stockholders at the 1991 Annual Meeting, each director who was not then an employee, who attended at least 75% of Board Meetings held during the previous fiscal year, and who was not otherwise ineligible, received on the date of each Annual Meeting of Stockholders during the term of said plan an option to purchase 750 shares of Common Stock at an exercise price of one hundred percent (100%) of the fair market value of the Common Stock on the date the option was granted. Each option had a term of five (5) years from the date of grant and was exercisable in full or in part at any time or times after the date of grant until the earlier of the expiration of such term or sixty days after the optionee ceased to serve as a director of the Company. Mr. Phalon, the then currently eligible director under the 1990 Non-Employee Director Stock Option Plan, received an option to purchase 750 shares following the 1997 Annual Meeting. The 1990 Non-Employee Director Stock Option Plan was subsequently terminated by the Board in February 1997.

    In February 1997, the Board approved additional director compensation that will grant 1,000 share stock options under the Company's 1991 Stock Option Plan to all directors effective on the date of the 1998 Annual Meeting of the Board of Directors. These shares will have a term of five (5) years from the date of the grant and will have an exercise price equal to 85% of the fair market value as of that date. In addition, all directors are to receive a grant of 500 shares of Company stock at the 1998 Annual Meeting of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table shows, as of December 12, 1997, the ownership of common stock of the Company by any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock outstanding and entitled to vote as of such date:

                                                                   NATURE OF
                                                                  AMOUNT AND
                                                             BENEFICIAL OWNERSHIP
                                                              (NUMBER OF SHARES)     PERCENT OF
NAME AND ADDRESS                                                      (1)             CLASS (1)
-----------------------------------------------------------  ---------------------  -------------
Herbert A. Lerner and James A. McCalmont, Trustees,
Technical Communications Corporation Employees' Stock
Ownership Trust
100 Domino Drive
Concord, MA 01742-2892                                             111,748(2)             9.0% (2)

Martindale Andres & Company, Inc.
200 Four Falls Corporate Center
Suite 200 West Conshohocken, PA 19428                               74,060(3)             5.9% (3)

Quest Advisory Corporation
c/o Charles M. Royce
1414 Avenue of the Americas
New York, NY 10019                                                 127,200(4)            10.2% (4)

------------------------

(1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

    Information with respect to beneficial ownership is based upon information furnished by each stockholder.

(2) Held as Trustees for the ESOP and represents shares that are allocated to the participants. Until vested shares of the terminated plan are distributed, each participant may direct the Trustees as to the manner in which shares allocated to his or her account shall be voted. The ESOP provides that the Trustees shall vote any shares allocated to participants' accounts as to which they have not received voting instructions in the same proportion as shares in participants' accounts as to which voting instructions are received. Messrs. Lerner and McCalmont disclaim beneficial ownership of these 111,748 shares, except that James A. McCalmont does not disclaim beneficial ownership of 6,714 shares allocated to James A. McCalmont under the ESOP.

(3) The nature of ownership of Martindale Andres & Company ("Martindale") as set forth herein is based upon their Schedule 13G on file with the Securities and Exchange Commission ("SEC"). Martindale in its capacity as investment advisor may be deemed the beneficial owner of the 74,060 shares indicated in the above table, which shares are owned by numerous clients of Martindale.

(4) The nature of ownership of Quest Advisory Corporation ("Quest") as set forth herein is based upon their Schedule 13G on file with the SEC. Quest in its capacity as investment advisor may be deemed the beneficial owner of the 127,200 shares indicated in the above table, which shares are owned by numerous clients of Quest. Mr. Royce disclaims beneficial ownership of the 127,200 shares owned by Quest.

    (b)  SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the number of shares and percentage of common stock of the Company outstanding and entitled to vote beneficially owned by each director and named executive officer as well as all directors and officers as a group as of December 12, 1997:

                                                                                    AMOUNT AND NATURE
                                                                 POSITIONS AND        OF BENEFICIAL
                           NAME OF                                OFFICES WITH          OWNERSHIP        PERCENT OF
                     DIRECTOR OR OFFICER                          THE COMPANY       (# OF SHARES) (1)     CLASS (1)
-------------------------------------------------------------  ------------------  -------------------  -------------
Graham R. Briggs (2)                                           Vice-President
                                                               Finance                     12,260(3)            1.0%

Roland S. Gerard                                               President, CEO,
                                                               Director                    46,948(4)            3.8%

John I. Gill                                                   Executive Vice
                                                               President                   19,550(5)            1.6%

Carl H. Guild, Jr.                                             Director                         0                 0%

Herbert A. Lerner (2)                                          Treasurer, Director          3,486(6)            0.3%

Robert T. Lessard                                              Director                         0                 0%

Arnold M. McCalmont                                            Chairman of the
                                                               Board of Directors          11,007(7)            0.9%


James A. McCalmont (2)                                         Director                    22,214(8)            1.8%

Philip A. Phalon                                               Director                     1,750(9)            0.1%

All directors and officers as a group                                                     117,215               9.4%


------------------------

(1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment powers with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares outstanding plus shares that such person or group may acquire within sixty (60) days upon the exercise of stock options.

(2) Mr. Briggs was terminated on January 14, 1998. Mr. Lerner became the Company's Chief Financial Officer on that same date. Mr. James McCalmont resigned as a Director of the Company on January 9, 1998.

(3) Includes 4,763 shares allocated to Mr. Briggs under the ESOP and 6,800 shares that may be acquired by Mr. Briggs if exercised by February 13, 1998.

(4) Includes 40,000 shares that may be acquired by Mr. Gerard within sixty (60) days upon exercise of stock options, and 1,948 shares acquired through the Company's ESOP.

(5) Includes 9,550 shares currently allocated to Mr. Gill under the ESOP.

(6) Includes 3,300 shares that may be acquired by Mr. Lerner within sixty (60) days upon exercise of stock options. Excludes 111,748 shares held by the ESOP, which Mr. Lerner, as a trustee of the ESOP, may be deemed to own beneficially. Mr. Lerner disclaims beneficial ownership of these shares. With respect to shares now owned by him, Mr. Lerner shares the voting and investment powers with his wife.

(7) The 11,007 shares are allocated to Arnold M. McCalmont under the Company's ESOP.

(8) Includes 15,500 shares owned by James A. McCalmont and 6,714 shares allocated to him under the ESOP for which he does not disclaim beneficial ownership. Excludes 1,300 shares owned by James A. McCalmont's wife and 200 shares belonging to his children, as to all of which Mr. McCalmont disclaims any beneficial ownership. Also excludes 105,034 shares held by James A. McCalmont as a Trustee of the ESOP, all of which Mr. McCalmont disclaims any beneficial ownership.

(9) Includes 1,750 shares that may be acquired by Mr. Phalon within sixty (60) days upon exercise of stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Herbert A. Lerner, Company Director Chief Financial Officer, and Treasurer, and James A. McCalmont, Director, are Trustees of the Technical Communications Corporation Employees' Stock Ownership Trust. At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997.

        Edward E. Hicks, Esq., the Company's Secretary and Clerk, is a member of a law firm that provides legal services to the Company.

        Lawrence A. Kletter, Esq., who resigned as a director during fiscal year 1997, is a member of a law firm that provided legal services to the Company.

        Carl H. Guild, Jr., elected to the Board of Directors effective May 1, 1997, serves as a consultant for the Company, earning $52,500 in this capacity during fiscal 1997.

        During fiscal years 1997 and 1996, the Company incurred expenses of $116,038 and $96,360, respectively, to FutureComms, Inc., a privately held telecommunications software consulting services company. FutureComms is owned and operated by Michelle D. Gerard, the wife of the Company's President and CEO. FutureComms' work ended on August 29, 1997.

        During 1996 and 1995, the Company leased a sales office from its Chairman; lease payments were $1.00 in each year. The fair market value of such rent was estimated to be below $5,000 per year.

        On June 27, 1995, the Company invested $250,800 for a minority interest in Series B Preferred Stock of Net2Net Corporation, a privately held company that develops high performance management and analysis systems for Asynchronous Transfer Mode (ATM) networks. The Company also paid a deposit for inventory, purchased at a discounted price, valued at $244,200 as well as entered into an eighteen month distribution agreement with Net2Net that gave the Company the exclusive right to sell Net2Net products to certain U.S. Government departments. As of September 27, 1997, $144,283 of the inventory had been sold and the remaining amount of $99,917 has been either written-down or fully reserved. Net2Net's president is Stephen McCalmont, son of Arnold McCalmont, and brother to James McCalmont. Arnold and James McCalmont, as well as Herbert Lerner, are also investors in Net2Net Corporation. This investment, which represents less than a 5% interest, has been accounted for using the cost method.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS AND SCHEDULES

        The financial statements and schedules listed in the accompanying index to Financial Statements and Schedules are filed as part of this Annual Report on Consolidated Form 10-K.



                                                                                                    PAGE NO. IN
                                                                                                   ANNUAL REPORT
                                                                                                     ("AR") OR
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES                                                          FORM 10-K
-----------  ------------------------------------------------------------------------------------  -------------
(a)1         Consolidated Balance Sheets:                                                                 AR 7
             September 27, 1997 and September 28, 1996

             Consolidated Statements of Operations: Years Ended September 27, 1997, September 28,         AR 8
             1996 and September 30, 1995

             Consolidated Statements of Cash Flows: Years Ended September 27, 1997, September 28,         AR 9
             1996 and September 30, 1995

             Consolidated Statements of Stockholders' Equity: Years Ended September 27, 1997,            AR 10
             September 28, 1996 and September 30, 1995

             Notes to Consolidated Financial Statements                                                  AR 11

             Report of Independent Public Accountants                                                    AR 23

(a)2         Financial Statement Schedules
             Report of Independent Public Accountants on Supplemental
             Schedules to the                                                                               22
             Consolidated Financial Statements and Schedule II-Valuation and Qualifying Accounts

(a)3         List of Exhibits

3.3(a)       Articles of Organization of the Company

3.3(b)       By-laws of the Company

3.22(b)      List of Subsidiaries of the Company

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

                                TECHNICAL COMMUNICATIONS CORPORATION

                                BY:  /s/ Roland S. Gerard
                                     -----------------------------------------
                                     Roland S. Gerard
                                     President and Chief Executive Officer
                                     January 27, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Arnold M. McCalmont
                                -------------------------------
                                Arnold M. McCalmont
                                Chairman of the Board, Director
                                January 27, 1998

                                /s/ Carl H. Guild, Jr.
                                -------------------------------
                                Carl H. Guild, Jr.
                                Director
                                January 27, 1998

                                /s/ Robert T. Lessard
                                -------------------------------
                                Robert T. Lessard
                                Director
                                January 27, 1998


                                -------------------------------
                                Philip A. Phalon
                                Director
                                January 27, 1998

                                /s/ Herbert A. Lerner
                                -------------------------------
                                Herbert A. Lerner
                                Chief Financial Officer
                                Treasurer
                                Director
                                January 27, 1998

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS

To Technical Communications Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Technical Communications Corporation's 1997 annual report to shareholders incorporated by reference in the Form 10-K, and have issued our report thereon dated October 29, 1997 (except with respect to the matter discussed in Note 12, as to which the date is January 15, 1998). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14 (a) 2 in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen


Boston, Massachusetts
October 29, 1997

-------------------------------------------------------------------------------

    Technical Communications Corporation Schedule II Valuation and Qualifying Accounts

                                                                        BALANCE AT    ADDITIONS   DEDUCTIONS   BALANCE AT
                                                                         BEGINNING   CHARGED TO      FROM          END
                                                                          OF YEAR      EXPENSE     RESERVES      OF YEAR
                                                                        -----------  -----------  -----------  -----------
Description
Allowance for doubtful accounts-
Year Ended September 27, 1997.........................................   $  53,707    $  --        $  28,707    $  25,000
Year Ended September 28, 1996.........................................      48,692       10,000        4,985       53,707
Year Ended September 30, 1995.........................................      15,000       34,217          525       48,692