Form 10-Q
period 1997-12-27
TECHNICAL COMMUNICATIONS CORP
filed 1998-02-09
CIK 96699

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q



(Mark One)

    X          Quarterly report pursuant to Section 13 or 15(d) of the
  -----        Securities Exchange Act of 1934 for the quarterly period ended
               December 27, 1997 or

               Transition report pursuant to Section 13 or 15(d) of the
  -----        Securities Exchange Act of 1934
               for the transition period ______________ to ______________

               Commission File Number:  0-8588


                        TECHNICAL COMMUNICATIONS CORPORATION
               (Exact name of registrant as specified in its charter)


     Massachusetts                                   04-2295040
------------------------------          --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                         01742-2892
--------------------------------------- --------------------------------------
(Address of principal executive offices)              (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
                                                       ---------------


                                         N/A
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X         No
    ---           ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of January 30, 1998: 1,283,238.

                                        INDEX



                                                                 Page
                                                                 ----


PART I    Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets,
          as of December 27, 1997 (unaudited) and
          September 27, 1997.                                         1


          Condensed Consolidated Statements of Operations,
          Three (3) months ended December 27, 1997 and
          December 28, 1996 (unaudited).                              2


          Condensed Consolidated Statements of Cash Flows,
          Three (3) months ended December 27, 1997 and
          December 28, 1996 (unaudited).                              3


          Notes to Condensed Consolidated Financial Statements        4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                        7


PART II   Other Information                                           9


          Signatures                                                 10

          PART I. FINANCIAL INFORMATION--ITEM 1. FINANCIAL STATEMENTS

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 27, 1997
                                                                                (UNAUDITED)     SEPTEMBER 27, 1997
                                                                             -----------------  ------------------
Assets
Current Assets:
  Cash and cash equivalents................................................    $   1,241,377      $    1,876,748
  Accounts receivable--trade, less allowance for doubtful accounts of
    $25,000 at 12/27/97 and 9/27/97........................................        3,602,485           3,259,549
  Unbilled revenue.........................................................        1,726,510             198,038
  Inventories (Note 1).....................................................        4,154,626           3,423,979
  Other current assets.....................................................          508,619             727,759
                                                                             -----------------  ------------------
      Total current assets.................................................    $  11,233,617      $    9,486,073
                                                                             -----------------  ------------------
Equipment and leasehold improvements.......................................        4,438,004           4,382,655
  Less: accumulated depreciation and amortization..........................        3,331,850           3,200,075
                                                                             -----------------  ------------------
                                                                                   1,106,154           1,182,580
                                                                             -----------------  ------------------
Goodwill...................................................................        1,614,131           1,614,131
  Less: accumulated amortization...........................................          555,260             501,533
                                                                             -----------------  ------------------
                                                                                   1,058,871           1,112,598
                                                                             -----------------  ------------------
Other assets...............................................................          755,141             675,002
                                                                             -----------------  ------------------
                                                                               $  14,153,783      $   12,456,253
                                                                             -----------------  ------------------
                                                                             -----------------  ------------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable.........................................................    $   1,703,690      $      861,633
  Revolving line of credit (Note 2)........................................        1,000,000            --
  Accrued liabilities:
    Compensation and related expenses......................................          214,292             290,093
    Other..................................................................        1,803,785           1,794,481
                                                                             -----------------  ------------------
      Total current liabilities............................................    $   4,721,767      $    2,946,207
                                                                             -----------------  ------------------
Stockholders' Equity:
  Common stock, par value $.10 per share; authorized 3,500,000 shares;
    issued and outstanding 1,283,238 shares at 12/27/97 and 1,273,703
    shares at 9/27/97......................................................          128,324             127,370
  Additional paid-in capital...............................................        1,228,197           1,526,110
  ESOP deferred compensation (Note 2)......................................         --                  (527,772)
  Retained earnings........................................................        8,335,619           8,464,338
    Less treasury stock at cost, 35,732 shares and 10,000 shares at
      12/27/97 and 9/27/97, respectively...................................         (260,124)            (80,000)
                                                                             -----------------  ------------------
      Total stockholders' equity...........................................    $   9,432,016      $    9,510,046
                                                                             -----------------  ------------------
                                                                               $  14,153,783      $   12,456,253
                                                                             -----------------  ------------------
                                                                             -----------------  ------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                             ------------------------------------
                                                                             DECEMBER 27, 1997  DECEMBER 28, 1996
                                                                             -----------------  -----------------
Net Sales..................................................................    $   2,935,048      $   3,058,114
Cost of Sales..............................................................        1,571,086          1,204,752
                                                                             -----------------  -----------------

Gross Profit...............................................................        1,363,962          1,853,362
                                                                             -----------------  -----------------

Operating Expenses:
  Selling, general and administrative expenses.............................        1,327,142          1,388,367
  Product development costs................................................          232,991            445,711
                                                                             -----------------  -----------------
                                                                                   1,560,133          1,834,078
                                                                             -----------------  -----------------

Operating Profit (Loss)....................................................         (196,171)            19,284
                                                                             -----------------  -----------------

Other Income (Expense):
  Interest income..........................................................           11,389             48,029
  Interest expense.........................................................         --                  (30,174)
  Other income (expense)...................................................           13,158             10,918
                                                                             -----------------  -----------------
                                                                                      24,547             28,773
                                                                             -----------------  -----------------

    Income (loss) before income taxes......................................         (171,624)            48,057

Provision (benefit) for income taxes.......................................          (42,905)            12,106
                                                                             -----------------  -----------------

Net Income (Loss)..........................................................    $    (128,719)     $      35,951
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

Net Income (Loss) Per Common Share (Note 3):
  Basic....................................................................    $        (.10)     $         .03
  Diluted..................................................................    $        (.10)     $         .03

Weighted Avg. Shares Used in Computation:
  Basic....................................................................        1,277,880          1,266,203
  Diluted..................................................................        1,277,880          1,308,543

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                             ------------------------------------
                                                                             DECEMBER 27, 1997  DECEMBER 28, 1996
                                                                             -----------------  -----------------
Operating Activities:
  Net income (loss)........................................................    $    (128,719)     $      35,951

Adjustments to reconcile
  net income (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization..........................................          185,501            199,026
    Non-cash compensation associated with ESOP.............................         --                   20,511
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable...............................         (342,936)           107,120
  (Increase) in unbilled revenue...........................................       (1,528,472)          --
  (Increase) in inventories................................................         (730,647)          (655,853)
  Decrease in refundable income taxes......................................          233,426           --
  Decrease (increase) in other current assets..............................          (14,286)            18,575
  (Increase) in other assets...............................................          (80,139)           (51,135)
  Increase in accounts payable and other accrued liabilities...............          775,560            157,728
                                                                             -----------------  -----------------
  Net cash provided (used) by operating activities.........................       (1,630,712)          (168,077)

Investing Activities:
  Additions to equipment and leasehold improvements........................          (55,348)           (23,093)
                                                                             -----------------  -----------------
    Net cash used by investing activities..................................          (55,348)           (23,093)

Financing Activities:
  Proceeds from stock issuance.............................................           50,689             12,561
  Borrowings under line of credit..........................................        1,000,000           --
  Payment of debt..........................................................         --               (1,670,512)
                                                                             -----------------  -----------------
  Net cash provided (used) by financing activities.........................        1,050,689         (1,657,951)

  Net (decrease) in cash and cash equivalents..............................         (635,371)        (1,849,121)

Cash and cash equivalents at beginning of the period.......................        1,876,748          6,381,026
                                                                             -----------------  -----------------
Cash and cash equivalents at the end of the period.........................    $   1,241,377      $   4,531,905
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

Supplemental Disclosures:
  Interest paid............................................................    $    --            $      30,174
  Income taxes paid (refunds received), net................................         (233,426)           503,500

NON-CASH TRANSACTIONS

    The Company's ESOP was terminated effective October 1, 1997. As a result of the termination, the Company reacquired the 25,732 of remaining suspense shares of its common stock in a treasury stock transaction.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         STATEMENT OF FAIR PRESENTATION

    INTERIM FINANCIAL STATEMENTS. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

    Certain information on footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with Company's consolidated financial statements for the year ending September 27, 1997 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1. INVENTORIES

    Inventories consisted of the following:

                                                                             DECEMBER 27, 1997  SEPTEMBER 27, 1997
                                                                             -----------------  ------------------
Finished Goods.............................................................    $      68,803      $       64,781
Work in Process............................................................        1,762,333           1,220,152
Raw Materials..............................................................        2,323,490           2,139,046
                                                                             -----------------  ------------------
                                                                               $   4,154,626      $    3,423,979
                                                                             -----------------  ------------------
                                                                             -----------------  ------------------

NOTE 2. LONG-TERM DEBT

    As of December 27, 1997, the Company had a $3,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and is due to mature on May 1, 1998. Availability under the line of credit had been reduced by $819,419 for outstanding standby letters of credit (as of December 27, 1997) and borrowings of $1,000,000 obtained on December 26, 1997. The Company expects to increase its line of credit during fiscal 1998 in order to accommodate letters of credit and working capital requirements associated with current and projected customer orders. Borrowings under the line of credit are expected to be repaid late in the current fiscal year when one particular order for approximately $7.4 million is shipped and payment is received from the customer. There were no borrowings under the line of credit during the quarter ended December 28, 1996.

    On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the Trust) for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company acted as a guarantor on the outstanding loans and, as a result, recorded the principal balance of such loans on its balance sheet as short-term and long-term debt with an offsetting charge to "ESOP Deferred Compensation" within the Stockholders' Equity section.

    On April 30, 1997, the Company provided a loan of $82,702 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bore interest at 9% per annum, required equal monthly payments of principal of $3,446, commencing on May 31, 1997. On August 28, 1997, the Company provided a second loan of $472,222 to the Trust in order to pay off the 1991 bank loan. This second Company loan to the Trust bore interest at 13.6% per annum and required equal monthly principal payments of $9,838 beginning on September 28, 1997. The Employee Stock Ownership Plan (ESOP) was terminated by the Board of Directors effective October 1, 1997, at which time these loans to the Trust were eliminated and the remaining 25,732 of unallocated suspense shares were reacquired by the Company as treasury stock.

    Until the ESOP's termination, the Company made contributions to the Trust sufficient to pay all principal and interest on the various loans when due. Because the payment of principal resulted in the release of shares from collateral, which shares were then available for allocation to employees, the principal portion of these contributions was recorded as compensation expense. Such contributions were, therefore, expensed to compensation and interest when they were made or accrued.

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

NOTE 3. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods, and early adoption was not permitted. After the effective date, all prior period EPS data presented must be restated to conform with the provisions of this statement, which includes the presentation of both a "Basic" and a "Diluted" EPS. Basic EPS has been computed by dividing net income by the weighted average number of shares of common stock outstanding during period. In computing diluted EPS, only stock options that are dilutive; those that reduce earnings per share, have been included in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

                                                                              FOR THE THREE MONTHS ENDED DECEMBER
                                                                                            28, 1996
                                                                              ------------------------------------
                                                                                                        PER SHARE
                                                                              NET INCOME     SHARES      AMOUNT
                                                                              -----------  ----------  -----------
BASIC EARNINGS (LOSS) PER SHARE.............................................  $    35,951   1,266,203   $     .03
                                                                                                            -----
                                                                                                            -----
Outstanding dilutive stock options with grant price less than average market
  price.....................................................................      --           42,340
                                                                              -----------  ----------
DILUTED EARNINGS (LOSS) PER SHARE...........................................  $    35,951   1,308,543   $     .03
                                                                              -----------  ----------       -----
                                                                              -----------  ----------       -----
                                                                              FOR THE THREE MONTHS ENDED DECEMBER
                                                                                            27, 1997
                                                                              ------------------------------------
                                                                                                        PER SHARE
                                                                               NET LOSS      SHARES      AMOUNT
                                                                              -----------  ----------  -----------
BASIC EARNINGS (LOSS) PER SHARE.............................................  $  (128,719)  1,277,880   $    (.10)
                                                                                                            -----
                                                                                                            -----
Outstanding dilutive stock options with grant price less than average market
  price.....................................................................      --           --
                                                                              -----------  ----------
DILUTED EARNINGS (LOSS) PER SHARE...........................................  $  (128,719)  1,277,880   $    (.10)
                                                                              -----------  ----------       -----
                                                                              -----------  ----------       -----

NOTE 4. COMMITMENTS AND CONTINGENCIES

    The Company is not currently party to any lawsuit, and is not aware of any material pending legal proceedings. See Part II, "Other Information," Item 1, "Legal Proceedings."

            PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is in the business of designing, manufacturing and marketing communications security equipment. The Company receives orders for equipment from customers which may take several months or longer to manufacture and ship. With the exception of long-term contracts where revenue is recognized under the percentage of completion method, the Company generally recognizes income on a unit-of-delivery basis. This latter method can cause revenues to vary widely from quarter to quarter and therefore quarterly comparisons of revenue may not be indicative of any trend.

The Company's backlog of firm orders as of December 27, 1997 was $8,389,548 representing a decrease of $2,251,141 from $10,640,689 reported as of September 27, 1997. The decrease is predominantly the result of recognizing $1,528,472 in revenue under the percentage of completion method on a long-term contract to be delivered later this fiscal year. The Company expects to deliver substantially all of this backlog in fiscal 1998.

Net sales for the quarter ended December 27, 1997 and December 28, 1996, were $2,935,048 and $3,058,114, respectively. This decrease of 4% in first quarter net sales was due to both the timing of deliveries on specific contracts and the revenue value of the work completed on the long-term contract noted above.

Gross profit for the first quarter of fiscal year 1998 was $1,363,962, as compared to gross profit of $1,853,362 for the first quarter of fiscal year 1997. This represented a 26% decrease in gross profit. Gross profit expressed as a percentage of sales was 46% in the first quarter of fiscal 1998 as compared to 61% in the first quarter of the prior year. This decline as a percentage of sales was primarily the result of the Company's shipment of two large orders with unusually high gross profit margins in December 1996 and the conservative recording of a low gross profit margin on the previously mentioned long-term contract accounted for under the percentage of completion method.

Operating expenses for the first quarter of fiscal 1998 were $1,560,133 compared to operating expenses in the first quarter of fiscal 1997 of $1,834,078. This decrease of $273,945, or 15%, was primarily due to a decrease in engineering consulting expense for product development, capitalization of Keynet-TM-II, the Company's next generation of key and device management system software, as well as a reduction in sales commissions related to the timing of shipments.

The Company incurred a net loss of $128,719 for the first quarter of fiscal 1998 as compared to after-tax income of $35,951 for the same period last year. The decline in profitability for the quarter is attributed to the decrease in gross profit margin as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased by $635,371 or 34% to $1,241,377 as of December 27, 1997, from a balance of $1,876,748 at September 27, 1997. This decrease was primarily due to the loss of $128,719 for the period, a $730,647 increase in inventory, and an increase in unbilled revenue of $1,528,472 as a result of the long-term percentage of completion contract discussed under Results of Operations. This reduction in cash has been partially offset by the Company's borrowing of $1,000,000 under its existing line of credit, as previously discussed in Note 2, and a $775,560 increase in accounts payable and accrued expenses. The current ratio declined to 2.4:1 at December 27, 1997, compared to

KEYNET IS A TRADEMARK OF TECHNICAL COMMUNICATIONS CORPORATION.

3.2:1 as of September 27, 1997. The decline in the ratio was caused primarily by the $1,000,000 borrowing under the line of credit and the increase in accounts payable and accrued expenses.

Information on the Company's long-term debt is to be found on Page 4, Note 2, "Long-Term Debt" of this Form 10-Q.

Management anticipates no unusual capital expenditures during the remainder of fiscal 1998. As discussed in Note 2, however, Management anticipates that the Company will need to increase its line of credit above the current $3,500,000 limit in order to accommodate letters of credit and working capital requirements associated with current and projected customer orders. No assurances can be given that such an increased line of credit will be available on satisfactory terms, if at all. If the Company is unable to obtain an increase or renewal of its existing line of credit, its operations can be substantially adversely affected.

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

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

a. Exhibits: Statement regarding computation of per-share earnings: reference is made to Note 3 of the Notes to the Condensed Consolidated Financial Statements on page 5 of this Quarterly Report on Form 10-Q.

b. Reports on Form 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TECHNICAL COMMUNICATIONS CORPORATION
                                (Registrant)

February 9, 1998                By:  /s/ ROLAND S. GERARD
Date                                 -----------------------------------------
                                     ROLAND S. GERARD, PRESIDENT
                                     AND CHIEF EXECUTIVE OFFICER

February 9, 1998                By:  /s/ HERBERT A. LERNER
Date                                 -----------------------------------------
                                     HERBERT A. LERNER, CHIEF FINANCIAL
                                     OFFICER