Form 10-Q
period 1998-03-28
TECHNICAL COMMUNICATIONS CORP
filed 1998-05-08
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934 for the quarterly period ended March 28, 1998 or

   --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ________________ to ________________

         Commission File Number:  0-8588

                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                04-2295040
        -------------                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                         01742-2892
----------------------------------------              ----------
(Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code:    (978) 287-5100

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of April 30, 1998: 1,283,238.

                                      INDEX

                                                                       Page
                                                                       ----
PART I          Financial Information

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,

                as of March 28, 1998 (unaudited) and
                September 27, 1997                                        1


                Condensed Consolidated Statements of
                Operations,

                Three (3) months ended March 28, 1998
                and March 29, 1997 (unaudited),

                Six (6) months ended March 28, 1998 and
                March 29, 1997 (unaudited)                                 2


                Condensed Consolidated Statements of Cash
                Flows,

                Three (3) months ended March 28, 1998 and
                March 29, 1997 (unaudited),

                Six (6) months ended March 28, 1998 and
                March 29, 1997 (unaudited)                                 3


                Notes to Condensed Consolidated Financial
                Statements                                                 4


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.             8

PART II         Other Information                                         10

                Signatures                                                12


          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                             March 28, 1998    September 27,
                                                                                                    1997
                                                                               (Unaudited)
                                                                             --------------    -------------
Assets
Current Assets:
   Cash and cash equivalents                                                  $     651,184      $  1,876,748
   Accounts receivable - trade, less allowance for doubtful accounts
      of $25,000 at 3/28/98 and 9/27/97                                           2,363,995         3,259,549
   Unbilled revenue                                                               4,013,539           198,038
   Inventories (Note 1)                                                           4,079,860         3,423,979
   Other current assets                                                             476,705           727,759
                                                                                -----------         ---------
              Total current assets                                            $  11,585,283      $  9,486,073

Equipment and leasehold improvements                                              4,736,667         4,382,655
   Less:  accumulated depreciation and amortization                               3,487,790         3,200,075
                                                                                -----------         ---------
                                                                                  1,248,877         1,182,580

Goodwill                                                                          1,614,131         1,614,131
   Less:  accumulated amortization                                                  608,988           501,533
                                                                                -----------         ---------
                                                                                  1,005,143         1,112,598

Other assets                                                                        832,100           675,002
                                                                                -----------         ---------

                                                                              $  14,671,403      $ 12,456,253
                                                                                -----------         ---------
                                                                                -----------         ---------

Liabilities and Stockholders' Equity
Current Liabilities:

   Obligations under capital lease - current portion                          $      27,044      $          -
   Accounts payable                                                               1,118,213           861,633
   Revolving line of credit (Note 2)                                              2,000,000                 -
   Accrued liabilities
      Compensation and related expenses                                             257,348           290,093
      Other                                                                       1,596,843         1,794,481
                                                                                -----------         ---------
              Total current liabilities                                       $   4,999,448      $  2,946,207
                                                                                -----------         ---------

Long-term obligations under capital lease                                            61,797                 -

Commitments and contingencies (Note 3)

Stockholders' Equity:
     Common stock, par value $.10 per share; authorized 3,500,000 shares; issued and outstanding 1,283,238 shares at 3/28/98 and
       1,273,703 shares at 9/27/97                                                  128,324           127,370
   Additional paid-in capital                                                     1,228,197         1,526,110
   ESOP deferred compensation (Note 2)
                                                                                          -         (527,772)
   Retained earnings                                                              8,513,761         8,464,338
      Less treasury stock at cost, 35,732 shares and 10,000 shares at
         3/28/98 and 9/27/97, respectively                                        (260,124)          (80,000)
                                                                                -----------         ---------
              Total stockholders' equity                                      $   9,610,158      $  9,510,046
                                                                                -----------         ---------

                                                                              $  14,671,403      $ 12,456,253
                                                                                -----------         ---------
                                                                                -----------         ---------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Quarters Ended                      Six Months Ended
                                         -------------------------------       -------------------------------
                                         Mar. 28, 1998     Mar. 29, 1997       Mar. 28, 1998     Mar. 29, 1997
                                         -------------     -------------       -------------     -------------
Net Sales                                 $  3,405,457      $  4,054,348        $  6,340,505      $  7,112,462
Cost of Sales                                1,294,873         1,389,811           2,865,959         2,594,563
                                             ---------         ---------           ---------         ---------

Gross Profit                                 2,110,584         2,664,537           3,474,546         4,517,899

Operating Expenses:
     Selling, general and
         administrative expenses             1,544,294         1,967,513           2,871,436         3,355,880
     Product development costs                 300,365           556,629             533,356         1,002,340
                                             ---------         ---------           ---------         ---------
                                             1,844,659         2,524,142           3,404,792         4,358,220
                                             ---------         ---------           ---------         ---------

Operating Profit                               265,925           140,395              69,754           159,679
                                             ---------         ---------           ---------         ---------

Other Income (Expense)
    Interest income                              6,004            36,416              17,393            84,445
    Interest expense                           (31,127)          (13,554)            (31,127)          (43,728)
    Other income (expense)                      (3,280)             (692)              9,878            10,226
                                             ---------         ---------           ---------         ---------

                                              (28,403)            22,170             (3,856)            50,943
                                             ---------         ---------           ---------         ---------

        Income before income taxes             237,522           162,565              65,898           210,622

Provision  for income taxes                     59,380            40,641              16,475            52,747
                                             ---------         ---------           ---------         ---------

Net Income                                  $  178,142        $  121,924           $  49,423        $  157,875
                                             ---------         ---------           ---------         ---------
                                             ---------         ---------           ---------         ---------

Net Income Per Common Share (Note 4):

    Basic                                        $ .14             $ .09               $ .04             $ .12
    Diluted                                      $ .14             $ .09               $ .04             $ .12

Weighted Avg. Shares Used in Computation:

    Basic                                    1,283,238         1,270,181           1,280,544         1,268,192
    Diluted                                  1,285,921         1,312,885           1,290,009         1,308,987



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                     Mar. 28, 1998      Mar. 29, 1997
                                                                                     -------------      -------------
Operating Activities:
   Net income                                                                        $    49,423        $   157,875

Adjustments to reconcile net income  to net cash provided (used) by operating activities:
      Depreciation and amortization                                                      395,170            426,482
      Non-cash compensation associated with ESOP                                               -             82,046

Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                            895,554        (1,432,474)
   (Increase) in unbilled revenue                                                    (3,815,501)                  -
   (Increase) in inventories                                                           (655,881)          (483,533)
   Decrease in refundable income taxes                                                   233,426                  -
   Decrease in other current assets                                                       17,628             50,040
   (Increase) in other assets                                                          (157,098)          (609,223)
   Increase in accounts payable and other accrued liabilities                             26,197            575,032
                                                                                          ------            -------

   Net cash provided (used) by operating activities                                  (3,011,082)        (1,233,755)

Investing Activities:
   Additions to equipment and leasehold improvements                                   (265,171)          (143,051)
                                                                                       --------           --------

   Net cash used by investing activities                                               (265,171)          (143,051)

Financing Activities:
   Proceeds from stock issuance                                                           50,689             40,685
   Borrowings under line of credit                                                     2,000,000                  -
   Payment of debt                                                                             -        (1,732,046)
                                                                                       ---------         ---------

   Net cash provided (used) by financing activities                                    2,050,689        (1,691,361)

   Net (decrease) in cash and cash equivalents                                       (1,225,564)        (3,068,167)

Cash and cash equivalents at beginning of the period                                   1,876,748          6,381,026
                                                                                       ---------          ---------

Cash and cash equivalents at the end of the period                                   $   651,184        $ 3,312,859
                                                                                       ---------          ---------
                                                                                       ---------          ---------

Supplemental Disclosures:

   Interest paid                                                                     $    31,127        $    41,778
   Income taxes paid (refunds received), net                                           (231,072)            659,000


   Non-cash Transactions

     The Company's ESOP was terminated effective October 1, 1997. As a result of the termination, the Company reacquired 25,732 of remaining unallocated shares of its common stock in a treasury stock transaction.

     During the six months ended March 28, 1998, the Company incurred a capital lease obligation of $88,841 in connection with a lease agreement to acquire computer equipment.

  The accompanying notes are an integral part of these condensed consolidated financial statements.
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          FORWARD-LOOKING STATEMENTS

Note: The discussions in this Form 10-Q, including any discussions of or impact, expressed or implied, on Technical Communications Corporation's (the "Company") anticipated operating results and future earnings contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to, the fulfillment of customer orders, the Company's ability to retain and motivate key technical and manufacturing personnel, and the possibility of political instability in the Company's foreign markets. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-Q for the period ended March 28, 1998.

                         STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with Company's consolidated financial statements for the year ending September 27, 1997 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.     Inventories
-------     -----------

Inventories consisted of the following:

                                                             March 28, 1998       September 27, 1997
                                                             --------------       -------------------
                  Finished Goods                              $      89,768       $     64,781
                  Work in Process                                 2,344,069          1,220,152
                  Raw Materials                                   1,646,023          2,139,046
                                                                  ---------          ---------
                                                               $  4,079,860       $  3,423,979



NOTE 2.     Long-Term Debt
-------     --------------

As of March 28, 1998, the Company had a $3,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and is due to mature on May 1, 1998. Availability under the line of credit had been reduced by $2,883,110 as of March 28, 1998, as a result of outstanding borrowings of $2,000,000 and standby letters of credit of $883,110. On April 22, 1998, the Company reached agreement with its bank to renew its line of credit for $5,000,000, to accommodate increasing requirements for working capital and standby letters of credit. The maturity date of May 1, 1998 for the current line of credit has been extended to June 1, 1998 to allow for completion of the loan documentation. Current borrowings under the line of credit are expected to be repaid upon shipment and receipt of payment from a customer for one particular order for approximately $7.4 million. There were no borrowings under the line of credit during the six months ended March 29, 1997.

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

----------------------------------------------------------------

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

NOTE 3.      Commitments and Contingencies
-------      -----------------------------

On March 19, 1998, the Company entered into a capital lease for computer equipment valued and recorded at $88,840 under equipment and leasehold improvements. No amortization expense has been recorded in connection with this lease as of March 28, 1998. The lease term is for three years and contains a bargain purchase option which may be exercised upon lease expiration.

In connection with the acquisition of the assets of Datotek, Inc., a subsidiary of AT&T Corp., in May 1995, the Company entered into a reseller agreement whereby it would commit to minimum annual and cumulative purchase levels of various AT&T Secure Communications System's products (now General Dynamics), in exchange for exclusive international distribution rights. Initially renewable at the end of each of the first three years (plus two additional option years), the agreement was modified in October 1997 as a result of the Company's commitment to purchase $850,000 and $1,000,000 for the years ended September 30, 1998 and September 30, 1999, respectively. Although the Company expects to receive customer orders sufficient to meet these minimum purchases, no assurances can be given that such orders will be received.

During the quarter ended March 28, 1998, the Company entered into employment agreements with two executive officers. The first agreement provides for an annual base salary calculated at $160 per hour up to a maximum of 24 hours per week. The second agreement provides for a base salary of $125,000 calculated on a full-time basis. Both agreements are subject to adjustment from time-to-time at the discretion of the Company's Board of Directors and provide for severance payments of up to but not more than one year's base salary for termination other than for cause.

The Company is not currently party to any lawsuit, and is not aware of any material pending legal proceedings. See Part II, "Other Information," Item 1, "Legal Proceedings."

----------------------------------------------------------------

NOTE 4.      Earnings Per Share
-------      ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods, and early adoption was not permitted. After the effective date, all prior period EPS data presented must be restated to conform with the provisions of this statement, which includes the presentation of both a "Basic" and a "Diluted" EPS. Basic EPS has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, only stock options that are dilutive; those that reduce earnings per share, have been included in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented. The following table presents EPS under this new standard, including the restatement of prior years' EPS.



                                                         For the Three Months Ended March 28, 1998
                                                         -----------------------------------------
                                                                                          Per Share
                                                        Net Income           Shares          Amount
                                                        ----------           ------          ------
Basic Earnings Per Share                                 $ 178,142          1,283,238         $ .14
                                                                                              =====
Outstanding dilutive stock options with grant
   price less than average market price                          -              2,683
                                                          --------          ---------
Diluted Earnings Per Share                               $ 178,142          1,285,921         $ .14
                                                         =========          =========         =====




                                                          For the Six Months Ended March 28, 1998
                                                          ---------------------------------------
                                                                                          Per Share
                                                        Net Income           Shares          Amount
                                                        ----------           ------          ------
Basic Earnings Per Share                                 $ 49,423           1,280,544         $ .04
                                                                                              =====
Outstanding dilutive stock options with grant
   price less than average market price                         -               9,465
                                                         --------               -----
Diluted Earnings Per Share                               $ 49,423           1,290,009         $ .04
                                                         ========           =========         =====



                                                         For the Three Months Ended March 29, 1997
                                                         -----------------------------------------
                                                                                          Per Share
                                                         Net Loss            Shares          Amount
                                                         --------            ------          ------
Basic Earnings Per Share                                 $ 121,924          1,270,181         $ .09
                                                                                              =====
Outstanding dilutive stock options with grant
   price less than average market price                          -             42,704
                                                         ---------          ---------
Diluted Earnings Per Share                               $ 121,924          1,312,885         $ .09
                                                         =========          =========         =====


----------------------------------------------------------------



                                                          For the Six Months Ended March 29, 1997
                                                          ---------------------------------------
                                                                                          Per Share
                                                         Net Loss            Shares          Amount
                                                         --------            ------          ------
Basic Earnings Per Share                                 $ 157,875          1,268,192         $ .12
                                                                                              =====
Outstanding dilutive stock options with grant
   price less than average market price                          -             40,795
                                                         ---------          ---------
Diluted Earnings Per Share                               $ 157,875          1,308,987         $ .12
                                                         =========          =========         =====


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

The Company's backlog of firm orders as of March 28, 1998 was $6,480,160 representing a decrease of $4,160,529 from $10,640,689 reported as of September 27, 1997. The decrease is predominantly the result of recognizing $4,013,539 in revenue under the percentage of completion method on a long-term contract to be delivered later this fiscal year. The Company expects to deliver substantially all of its current backlog in fiscal 1998.

Net sales for the quarter ended March 28, 1998 and March 29, 1997, were $3,405,457 and $4,054,348, respectively. For the six months ended March 28, 1998 and March 29, 1997, net sales were $6,340,505 and $7,112,462, respectively. This decrease of 16% in second quarter net sales and 11% in year-to-date net sales is attributed to variability in revenue recognition as a result of the timing of shipments as well as delays in the receipt of some anticipated orders.

Gross profit for the second quarter of fiscal year 1998 was $2,110,584, as compared to gross profit of $2,664,537 for the second quarter of fiscal year 1997. For the first six months of fiscal 1998 gross profit totaled $3,474,546, as compared with $4,517,899 for the same period in fiscal 1997. This represented a 21% decrease in gross profit for the quarter and a 23% decrease on a year-to-date basis. Gross profit expressed as a percentage of sales was 62% in the second quarter and 55% in the first six months of fiscal year 1998, as compared to 66% in the second quarter and 64% in the first six months of fiscal year 1997. The disparity between the two fiscal years is attributed to the sale of a more favorable mix of higher margin products during the first half of 1997 in comparison to the current six month period.

Operating expenses for the second quarter and first six months of fiscal 1998 were $1,844,659 and $3,404,792, respectively. For the second quarter and first six months of fiscal 1997 operating expenses were $2,524,142 and $4,358,220, respectively. This decrease of 27% in the quarter and 22% in the first six months was primarily due to lower product development costs, ongoing capitalization of Keynet(TM) II, the Company's next generation of key and device management system software, and the successful implementation of operating cost reductions.

As a result of the Company's reduction in cash available for investment and a significant use of borrowings on its line of credit to fund working capital requirements, other income and expense declined from a net income position of $22,170 and $50,943 for the first three and six months of fiscal 1997 to a net expense of $28,403 and $3,856 for the same periods in the current year.

After-tax income for the second quarter and first six months of fiscal year 1998 was $178,142 or $.14 per share and $49,423 or $.04 per share, respectively. The after-tax profit in the second quarter and first six months of fiscal year 1997 was $121,924 or $.09 per share, and $157,875 or $.12 per share, respectively. The improvement in earnings for the quarter are a result of the reduction in operating expenses previously mentioned. Year-to-date earnings are lower for the first six months of fiscal 1998 in comparison to the first six months of 1997 primarily as a result of the higher sales recorded for the first six months of fiscal 1997.

Keynet is a trademark of Technical Communications Corporation

------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash and short-term investments decreased by $1,225,564 or 65% to $651,184 as of March 28, 1998, from a balance of $1,876,748 at September 27, 1997. This decrease was primarily due to the use of $3,011,082 in cash for operating activities, predominately as a result of an increase of $3,815,501 in unbilled revenue associated with the long-term percentage of completion contract discussed under Results of Operations. To support the cash requirements during the six months ended March 28, 1998, the Company borrowed $2,000,000 under its line of credit, as previously discussed in Note 2.. The current ratio declined to 2.3:1 at March 28, 1998, compared to 3.2:1 as of September 27, 1997, primarily as a result of the $2,000,000 borrowed under the line of credit.

As of March 28, 1998, the Company had a $3,500,000 line of credit at a rate of prime plus 1/2 of 1%. This line of credit is secured by a pledge of substantially all the assets of the Company and is due to mature on May 1, 1998. Availability under the line of credit had been reduced by $2,883,110 as of March 28, 1998, as a result of outstanding borrowings of $2,000,000 and standby letters of credit of $883,110. On April 22, 1998, the Company reached agreement with its bank to renew its line of credit for $5,000,000 to accommodate increasing requirements for working capital and standby letters of credit. The maturity date of May 1, 1998 for the current line of credit has been extended to June 1, 1998 to allow for completion of the loan documentation. Current borrowings under the line of credit are expected to be repaid upon shipment and receipt of payment from a customer for one particular order for approximately $7.4 million.

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

           None.

Item 5.    Other Information:

           None.

Item 6.    Exhibits and Reports on Form 8-K:

           a.    Exhibits:

                Statement regarding computation of per-share earnings: reference is made to Note 4 of the Notes to the Condensed Consolidated Financial Statements on page 6 of this Quarterly Report on Form 10-Q.

                Exhibit 10a:  Employment Agreement for Mr. Carl H. Guild, Jr.

                Exhibit 10b:  Employment Agreement for Mr. Dale G. Peterson

                Exhibit 27:    Financial Data Schedule

           b. Reports on Form 8-K:

                       On January 13, 1998, the Company filed a Current Report
                on Form 8-K reporting under Item 5 the results from an internal review of certain historical foreign contracts. The Company further reported the resignation of one Board member and the intention of the Board Chairman to not seek re-nomination to the Board at the upcoming annual meeting.

                          On February 17, 1998, the Company filed another
                Current Report on Form 8-K reporting under Item 5 the resignation of the President and CEO as a director and his termination as an officer. The Company further reported the election of a new Board Chairman and CEO, and the appointment and election of a new President.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECHNICAL COMMUNICATIONS CORPORATION
                                        ------------------------------------
                                           (Registrant)

May 8, 1998                           By:  /s/ Carl H. Guild, Jr.
------------                              ----------------------------------
Date                                      CARL H. GUILD, JR., CHAIRMAN
                                          AND CHIEF EXECUTIVE OFFICER

May 8, 1998                           By:  /s/ Herbert A. Lerner
------------                              ----------------------------------
Date                                      HERBERT A. LERNER, CHIEF FINANCIAL
                                          OFFICER

                                                                  Exhibit 10a

                      TECHNICAL COMMUNICATIONS CORPORATION

                              EMPLOYMENT AGREEMENT

TO:      Mr. Carl H. Guild, Jr.              Effective as of February 16, 1998
         c/o Technical Communications Corporation
         100 Domino Drive
         Concord, Massachusetts  01742

         This Agreement is intended to state the terms of your employment with Technical Communications Corporation, a Massachusetts corporation (the "Company"). The Company hereby agrees with you as follows:

         1.       Position and Responsibilities.
                  ------------------------------

                  1.1 You shall serve as Chairman of the Board of Directors and Chief Executive Officer for the Company and shall perform the duties customarily associated with such capacity from time to time and at such place or places as the Company shall designate are appropriate and necessary in connection with such employment.

                  1.2 You will, to the best of your ability, devote your best efforts to the performance of your duties hereunder and the business and affairs of the Company. You agree to perform such duties as may be assigned to you by the Company's Board of Directors from time to time.

                  1.3 You will duly, punctually and faithfully perform and observe any and all rules and regulations which the Company may now or shall hereafter establish governing the conduct of its business.

         2.       Term of Employment.
                  -------------------

                  2.1 The term of this Agreement shall be for the period of years set forth on Exhibit A annexed hereto commencing with the date hereof. Thereafter, this Agreement shall be automatically renewed for successive periods of one (1) year, unless: (a) you give the Company written notice of non-renewal or termination; or (b) the Company shall give you written notice of non-renewal or termination. Your employment with the Company may be terminated at any time as provided in Section 2.2 or 2.4 of this Agreement.

                  2.2 The Company shall have the right, on written notice to you, to terminate your employment:

                           (a)  immediately at any time for Cause (as
                                hereinafter defined); or

                           (b) at any time without Cause.

                  2.3 For purposes of Section 2.2, the term "Cause" shall mean:

                           a) Your failure or refusal to perform the services specified herein, or to carry out any lawful directions of the Board of Directors of the Company with respect to the services to be rendered or the manner of rendering such services by you;

                           b)   conviction of a felony;

                           c) fraud or embezzlement involving the assets of the Company, its customers, suppliers or affiliates;

                           d)   gross negligence or willful misconduct;

                           e) inability for a continuous period of at least one hundred eighty (180) days in the aggregate during any 360-day period to perform duties hereunder due to a physical or mental disability that is incapable of reasonable accommodation under applicable law, including but not limited to the Americans with Disabilities Act of 1990, as amended; or

                           f) breach of any term of this Agreement other than as noted in (a) above.

         Further, any dispute, controversy, or claim arising out of, in connection with, or in relation to this definition of "Cause" shall be settled by arbitration in Boston, Massachusetts, pursuant to the Commercial Rules then in effect of the American Arbitration Association and in no other place. Any award or determination shall be final, binding, and conclusive upon the parties, and a judgment rendered may be entered in any court having jurisdiction thereof. You and the Company knowingly waive any and all rights to a jury trial in any form. Each party shall bear its own expenses relating to the arbitration, unless otherwise determined in arbitration.

                  2.4 You shall have the right to terminate this Agreement upon prior written notice to the Company. Such notice shall contain the termination date of your employment (your last date of employment in all cases under this Agreement is hereby defined as the "Termination Date"). In the event you terminate this Agreement, you will be paid Severance Pay [defined, for purposes of this Section as your Base Salary (as defined in Exhibit A hereto) at the then current level (as set forth on Exhibit A attached hereto), less applicable taxes and other required withholdings and any amounts you may owe the Company] as follows:

                  (i) If the Termination Date is on the renewal date of this Agreement, you will be paid Severance Pay for six (6) months.

                  (ii) If the Termination Date is before the renewal date of this Agreement, you will be paid Severance Pay in an amount for the lesser of six (6) months or the balance of the Term of this Agreement or the number of months worked within the current Term.

                  2.5 In the event the Company terminates your employment or chooses not to renew your employment, the Company shall be obligated to pay you as Severance Pay (defined as one of the following, as applied to the facts):

                                    (a)     In the event of your  termination
          by the Company without Cause, you shall be paid an amount equal to the greater of six (6) months' Base Salary at the then current level (as set forth on Exhibit A attached hereto) or your Base Salary for the remaining Term of this Agreement, less applicable taxes and other required withholdings and any amounts you may owe the Company; or

                                    (b)     In the event the Company  notifies
         you of its intent not to renew this Agreement, an amount equal to six
         (6) months' Base Salary at the then current level (as set forth on Exhibit A attached hereto), less applicable taxes and other required withholdings and any amounts you may owe the Company; or

                                    (c)     In the event of your  termination
         by the Company for Cause,  you shall be entitled to no Severance Pay.

 In all circumstances arising under Section 2.4 or this Section 2.5, you agree that at the time of your leaving the employ of the Company, the Company has a right of set-off against all monies, salary, expenses or other payments owed to you as of that date with respect to any and all amounts owed by you to the Company.

         3. Compensation. You shall receive the compensation and benefits set
            -------------
forth on Exhibit A hereto ("Compensation") for all services to be rendered by you hereunder.

         4.       Confidentiality.
                  ----------------

                  4.1 You agree at all times during the term of your employment and thereafter to hold in strictest confidence, and not to use, except for the benefit of the Company, or to disclose to any person, firm or corporation without written authorization of the Company, any Proprietary Information of the Company. "Proprietary Information" means any Company proprietary information, technical data, trade secrets or know-how, including, but not limited to, research and development information, product plans, products, services, customer lists and customers (including, but not limited to customers of the Company on whom you called or with whom you became acquainted during the term of your employment), suppliers, markets, software, developments, inventions, processes, formulas, technology, designs, drawings, engineering information, hardware configuration information, marketing information, costs, pricing, finances or other business information disclosed to you by the Company either directly or indirectly in writing, orally or by drawings or inspection of parts or equipment. Proprietary Information does not include any of the foregoing items that have become publicly known and made generally available through no wrongful act of yours. You further agree that all Proprietary Information shall at all times remain the property of the Company.

                  4.2 You agree that any and all information generated by you during working hours, or on Company property, or by the use of any Company assets, whether in electronic or physical form, is and shall remain the property of the Company, and that the Company has the right of access to any information belonging to you that is at any time stored in Company equipment, or on Company property, in any form, including the right to inspect the contents of briefcases, handbags, and the like.

                  4.3 You agree that at the time of your leaving the employ of the Company, you will immediately deliver to the Company (and will not keep in your possession or deliver to anyone else) any and all devices, records, data, notes, reports, proposals, lists, correspondence, specifications, drawings, blueprints, sketches, materials, equipment, other documents or property, or reproductions of any aforementioned items, containing Proprietary Information or otherwise belonging to the Company, its successors or assigns.

                  4.4 You agree that you will not, during your employment with the Company, improperly use or disclose any proprietary information or trade secrets of any former employer or other person or entity, if any, with which you have an agreement or duty to keep such information in confidence, and that you will not bring onto the premises of the Company any unpublished document or proprietary information belonging to any such employer, person or entity.

                  4.5 You recognize that the Company has received and in the future will receive from third parties their trade secrets or proprietary information subject to a duty on the Company's part to maintain the confidentiality of such information to use it only for certain limited purposes. You agree to hold all such trade secrets or proprietary information in the strictest confidence and not to disclose it to any person, firm or corporation or to use it except as necessary in carrying out my work for the Company consistent with the Company's agreement with such third party.

         5.       Non-Competition.
                  ----------------

         THIS SECTION MAY AFFECT YOUR RIGHT TO ACCEPT EMPLOYMENT WITH OTHER COMPANIES SUBSEQUENT TO YOUR EMPLOYMENT BY THE COMPANY.

                  5.1 For the purpose of this Section:

                           (i)      "Competing  Product"  means any  product,
process or service of any person or organization other than the Company, in existence or under development, which is (A) identical to, substantially the same as, or an adequate substitute for any product, process or service of the Company, in existence or under development, on which you worked during the last two (2) years of your employment with the Company or about which you acquired Proprietary Information and (B) which is (or could reasonably be anticipated to be) marketed or distributed in such a manner and in such a geographic area as to actually compete with such product, process or service of the Company.

                          (ii) "Competing Organization" means any person or
organization, including yourself, engaged in, or about to become engaged in, research on or the acquisition, development, production, distribution, marketing, or providing of, a Competing Product.

                  5.2 As a material inducement to the Company to employ you and to continue to employ you, and in order to protect the Company's Proprietary Information and good will, you agree to the following stipulations:

                           (i) You agree that, during the term of your
employment with the Company, you will not engage in any other employment, occupation, consulting or other business activity related to the business in which the Company is now involved or becomes involved during the term of your employment, nor will you engage in any other activities that conflict with your obligations to the Company.

                           (ii) In the event you  terminate  (or do not renew)
this Agreement, then you will not directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period which is the greater of (A) six (6) months commencing with the Termination Date, or (B) the balance of the Term of this Agreement (both A or B being a "Noncompete Period").

                           (iii) In the event the Company terminates without
Cause (or does not renew) this Agreement, then you will not directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period which is the greater of (A) six (6) months commencing with the Termination Date, or (B) the balance of the Term of this Agreement (both A or B being a "Noncompete Period").

                           (iv) In the event the Company terminates your
employment with Cause, then, you will not, directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period of six
(6) months commencing with the Termination Date (a "Noncompete Period").

                           (v) During any Noncompete  Period you will not
render services, directly or indirectly, as an employee, consultant or otherwise, to any Competing Organization in connection with research on, or the acquisition, development, production, distribution, marketing, sale or provision of any Competing Product.

                           (vi) During any Noncompete Period you will not,
directly or indirectly: (a) induce any employee of the Company to leave the Company's employment; (b) assist any other person or entity in requesting or inducing any such employee of the Company to leave such employment; or (c) induce or attempt to induce any employee of the Company to join with you in any capacity, direct or indirect.

                  5.3 You agree that the restrictions set forth in this Section 5 are fair and reasonable and are reasonably required for the protection of the interests of the Company. However, should an arbitrator or court nonetheless determine at a later date that such restrictions are unreasonable in light of the circumstances as they then exist, then you agree that this Section 5 shall be construed in such a manner as to impose on you such restrictions as may then be reasonable and sufficient to assure the Company of the intended benefits of this Section.

                  5.4 Notwithstanding the provisions of this Section 5, the Board of Directors may, in its sole discretion, permit you to accept employment with a Competing Organization.

         6. Other Employers. You represent and warrant that your employment by
            ----------------
the Company will not conflict with and will not be constrained by any prior or current employment, consulting agreement or other relationship whether oral or written. You represent and warrant that you do not possess confidential information arising out of any such employment, consulting agreement or relationship which, in your best judgment, would be utilized in connection with your employment by the Company.

         7.       Assignment of Inventions.
                  -------------------------

                  7.1 Except as set forth in Section 7.3 of this Agreement, you hereby acknowledge and agree that the Company is the owner of all Inventions (as hereinafter defined). In order to protect the Company's rights to such Inventions, by executing this Agreement you hereby irrevocably assign to the Company all of your right, title and interest in and to all Inventions to the Company.

                  7.2 For purposes of this Agreement, "Inventions" shall mean all discoveries, processes, designs, technologies, devices, or improvements in any of the foregoing or other ideas, whether or not patentable and whether or not reduced to practice, made or conceived by you (whether solely or jointly with others) during or prior to the period of your employment with the Company, which relate in any manner to the actual or demonstrably anticipated business, work, or research and development of the Company, or result from or are suggested by any task assigned to you or any work performed by you for or on behalf of the Company.

                  7.3 You agree that in connection with any Invention, you will promptly disclose such Invention to your immediate superior at the Company in order to permit the Company to enforce its property rights to such Invention in accordance with this Agreement. Your disclosure shall be received in confidence by the Company.

                  7.4 Upon request, you agree to assist the Company or its nominee (at its expense) during and at any time subsequent to your employment in every reasonable way to obtain for its own benefit patents and copyrights for Inventions in any and all countries. Such patents and copyrights shall be and remain the sole and exclusive property of the Company or its nominee. You agree to perform such lawful acts as the Company deems to be necessary to allow it to exercise all right, title and interest in and to such patents and copyrights.

                  7.5 In connection with this Agreement, you agree to execute, acknowledge and deliver to the Company or its nominee upon request and at its expense all documents, including assignments of title, patent or copyright applications, assignments of such applications, assignments of patents or copyrights upon issuance, as the Company may determine necessary or desirable to protect the Company's or its nominee's interest in Inventions, and/or to use in obtaining patents or copyrights in any and all countries and to vest title thereto in the Company or its nominee to any of the foregoing.

                  7.6 You agree to keep and maintain adequate and current written records of all Inventions made by you (in the form of notes, sketches, drawings, flowcharts and other records as may be specified by the Company), which records shall be available to and remain the sole property of the Company at all times.

                  7.7 You acknowledge that the Company from time to time may have agreements with other persons or with the U.S. Government or agencies thereof, which impose obligations or restrictions on the Company regarding Inventions made during the course of work thereunder or regarding the confidential nature of such work. You agree to be bound by all such obligations and restrictions and to take all action necessary to discharge the Company's obligations.

                  7.8 You represent that your performance of all the terms of this Agreement and as an employee of the Company does not and will not breach any agreement to keep confidential proprietary information, knowledge or data acquired by you in confidence or in trust prior to your employment by the Company, and you will not disclose to the Company, or induce the Company to use, any confidential or proprietary information or material belonging to any previous client, employer or others. You agree not to enter into any agreement either written or oral in conflict herewith.

         8. Remedies. Your obligations under the provisions of Sections 4, 5, 6
            ---------
and 7 of this Agreement (as modified by Section 10, if applicable) shall survive the expiration or termination of your employment (whether through your resignation or otherwise) with the Company. You acknowledge that a remedy at law for any breach or threatened breach by you of the foregoing provisions would be inadequate and you therefore agree that the Company shall be entitled to injunctive relief in case of any such breach or threatened breach.

         9. Assignment. This Agreement and the rights and obligations of the
            -----------
parties hereto shall bind and inure to the benefit of any successor or successors of the Company by reorganization, merger or consolidation and any assignee of all or substantially all of its business and properties, but, except as to any such successor or assignee of the Company, neither this Agreement nor any rights or benefits hereunder may be assigned by the Company or by you, except by operation of law.

         10. Governing Law; Construction and Enforcement; Indemnification. This
             -------------------------------------------------------------
Agreement shall be construed and enforced in accordance with the laws of the Commonwealth of Massachusetts. You agree that any judicial action relating to this Agreement shall be adjudicated in the courts of the Commonwealth of Massachusetts and you consent to the exclusive jurisdiction of and venue in such courts with respect to all such actions. Your covenants set forth herein are of the essence of this Agreement; they shall be construed as independent of any other provision in this Agreement, and the existence of any claim or cause of action that you may have against the Company, whether predicated on this Agreement or not, shall not constitute a defense to the enforcement by the Company of these covenants. The remedies hereunder, and at law and in equity, shall be cumulative and not alternative, and shall not be exhausted by any one or more uses thereof. The nondisclosure and non-solicitation obligations contained herein shall be extended by the length of time during which you shall have been in breach of any of said provisions. You agree that, in addition to any of the remedies provided to the Company and its subsidiaries and affiliates herein, you shall indemnify and hold harmless the Company and its subsidiaries and affiliates from and against any loss, liability, claim, damage or expense (including without limitation attorneys' fees) occasioned by any breach of your covenants or agreements or the inaccuracy of any of your representations set forth in this Agreement.

         11. Severability. IT IS THE INTENT OF THE PARTIES THAT in case any one
             -------------
or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         12. Notices. Any notice which the Company is required to or may desire
             --------
to give you shall be given by personal delivery or registered or certified mail, return receipt requested, addressed to you at your address of record with the Company, or at such other place as you may from time to time designate in writing. Any notice which you are required or may desire to give to the Company hereunder shall be given by personal delivery or by registered or certified mail, return receipt requested, addressed to the Company at its principal office, or at such other office as the Company may from time to time designate in writing. The date of personal delivery or the date of making any notice under this Section 12 shall be deemed to be the date of delivery thereof.

         13. Waivers. If either party should waive any breach of any provision
             --------
of this Agreement, such party shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

         14. Complete Agreement; Amendments. The foregoing, including Exhibit A
             -------------------------------
attached hereto, is the entire agreement of the parties with respect to the subject matter hereof, superseding any previous oral or written communications, representations, understandings, or employment agreements with the Company or any officer or representative thereof. Any amendment to this Agreement or waiver by the Company of any right hereunder shall be effective only if evidenced by a written instrument executed by the parties hereto, upon authorization of the Company's Board of Directors.

         15. Headings. The headings of the Sections hereof are inserted for
             ---------
convenience and shall not be deemed to constitute a part hereof nor to affect the meaning of this Agreement in any way.

         16. Counterparts. This Agreement may be signed in two counterparts,
             -------------
each of which shall be deemed an original and both of which shall together constitute one agreement.

         17. Independent Advice. You hereby acknowledge that you have been
             -------------------
advised of the opportunity available to you to seek and obtain the advice of legal counsel and financial advisors of your own choosing prior to and in connection with your execution of this Agreement. In addition you hereby affirm that you have either obtained such advice or knowingly and willingly decided to forego the opportunity to avail yourself of such advice.

         If you are in agreement with the foregoing, please sign your name below, whereupon this Agreement shall become binding in accordance with its terms. Please then return this Agreement to the Company. (You may retain for your records the accompanying counterpart of this Agreement enclosed herewith).

                                       Very truly yours,

                                       TECHNICAL COMMUNICATIONS
                                        CORPORATION
                                       (As authorized by the Board of Directors)

                                       By:
                                          --------------------------------------
                                       Title:

Accepted and Agreed:

----------------------
Carl H. Guild, Jr.

                                                                       EXHIBIT A
                   EMPLOYMENT TERM, COMPENSATION AND BENEFITS
                                       OF
                               CARL H. GUILD, JR.

1.       Term. The term of the Agreement to which this Exhibit A is annexed and
         -----
         incorporated shall be for twelve (12) months.

2.       Compensation.
         -------------

         (a)  Base Salary. Your Base Salary shall be $160 per hour, up to a
              ------------
              maximum of 24 hours per week per year, payable in accordance with the Company's payroll policies.

         (b)  Salary Adjustment; Bonuses. Your salary shall be subject to merit
              ---------------------------
              review and adjustment from time to time by the Company's Board of Directors. You shall be eligible for bonuses in the discretion of the Company's Board of Directors, based on an exceptional performance assessment.

          (c)  Stock Options. During the first year of your employment, you
               --------------
               shall receive incentive stock options to purchase 50,000 shares of the Company's Common Stock, granted at market price on the date of award, under the Company's stock option plans as determined by the Company's Board of Directors; 20,000 of said options shall vest on the date of your employment, and an additional 10,000 each shall vest on the succeeding year anniversaries of your employment. You shall have the right to exercise all vested options from the date of any termination of employment through the end of the option term. The exercise price of the unvested options shall increase 10% after each one-year anniversary of employment.

3.       Vacations. You shall be entitled to vacation time and sick leave in
         ----------
         accordance with current Company policy, as amended from time to time.

4.       Insurance and Benefits. You shall be eligible for participation in any
         -----------------------
         401(k) savings plan, health insurance plan, and other benefits in accordance with current Company policy, which policy is subject to change from time to time, and you shall be covered by the Company's officer and director liability insurance policy.

5.       Expenses. The Company shall reimburse you for relocation expenses in
         ---------
         accordance with Company policy, as amended from time to time, and all reasonable and ordinary business expenses incurred by you in the scope of your employment hereunder.

6.       Part Time. To be entitled to the benefits described in the Agreement to
         ----------
         which this Exhibit is annexed and incorporated, you shall devote a minimum of 30 hours per week (as computed by a cumulative annual average) to the Company.

                                                                     Exhibit 10b
                      TECHNICAL COMMUNICATIONS CORPORATION

                              EMPLOYMENT AGREEMENT

TO:      Mr. Dale G. Peterson                      Effective as of March 2, 1998
         1108 Fairfield Meadows Drive
         Weston, Florida  33327

         This Agreement is intended to state the terms of your employment with Technical Communications Corporation, a Massachusetts corporation (the "Company"). The Company hereby agrees with you as follows:

         1.       Position and Responsibilities.
                  ------------------------------

                  1.1 You shall serve as President of the Company and shall perform the duties customarily associated with such capacity from time to time and at such place or places as the Company shall designate are appropriate and necessary in connection with such employment.

                  1.2 You will, to the best of your ability, devote your full time (as described in Exhibit A) and best efforts to the performance of your duties hereunder and the business and affairs of the Company. You agree to perform such duties as may be assigned to you by or on authority of the Company's Chairman and Chief Executive Officer and Board of Directors from time to time.

                  1.3 You will duly, punctually and faithfully perform and observe any and all rules and regulations which the Company may now or shall hereafter establish governing the conduct of its business.

         2.       Term of Employment.
                  -------------------

                  2.1 The term of this Agreement shall be for the period of years set forth on Exhibit A annexed hereto commencing with the date hereof. Thereafter, this Agreement shall be automatically renewed for successive periods of one (1) year, unless: (a) you give the Company written notice of non-renewal or termination; or (b) the Company shall give you written notice of non-renewal or termination. Your employment with the Company may be terminated at any time as provided in Section 2.2 or 2.4 of this Agreement.

                  2.2 The Company shall have the right, on written notice to you, to terminate your employment:

                           (a)   immediately at any time for Cause
                                 (as hereinafter defined); or

                           (b) at any time without Cause.

                  2.3 For purposes of Section 2.2, the term "Cause" shall mean:

                           a)        Your failure or refusal to perform the
services specified herein, or to carry out any lawful directions of the Board of Directors of the Company with respect to the services to be rendered or the manner of rendering such services by you;

                           b)   conviction of a felony;

                           c) fraud or embezzlement involving the assets of the Company, its customers, suppliers or affiliates;

                           d)   gross negligence or willful misconduct;

                           e) inability for a continuous period of at least one hundred eighty (180) days in the aggregate during any 360-day period to perform duties hereunder due to a physical or mental disability that is incapable of reasonable accommodation under applicable law, including but not limited to the Americans with Disabilities Act of 1990, as amended; or

                           f) breach of any term of this Agreement other than as noted in (a) above.

         Further, any dispute, controversy, or claim arising out of, in connection with, or in relation to this definition of "Cause" shall be settled by arbitration in Boston, Massachusetts, pursuant to the Commercial Rules then in effect of the American Arbitration Association and in no other place. Any award or determination shall be final, binding, and conclusive upon the parties, and a judgment rendered may be entered in any court having jurisdiction thereof. You and the Company knowingly waive any and all rights to a jury trial in any form. Each party shall bear its own expenses relating to the arbitration, unless otherwise determined in arbitration.

                  2.4 You shall have the right to terminate this Agreement upon prior written notice to the Company. Such notice shall contain the termination date of your employment (your last date of employment in all cases under this Agreement is hereby defined as the "Termination Date"). In the event you terminate this Agreement, you will be paid Severance Pay [defined, for purposes of this Section as your Base Salary (as defined in Exhibit A hereto) at the then current level (as set forth on Exhibit A attached hereto), less applicable taxes and other required withholdings and any amounts you may owe the Company] as follows:

                   (i) If the Termination Date is on the renewal date of this Agreement, you will be paid Severance Pay for six (6) months.

                  (ii) If the Termination Date is before the renewal date of this Agreement, you will be paid Severance Pay in an amount for the lesser of six (6) months or the balance of the Term of this Agreement or the number of months worked within the current Term.

                  2.5 In the event the Company terminates your employment or chooses not to renew your employment, the Company shall be obligated to pay you as Severance Pay (defined as one of the following, as applied to the facts):

                           a)        In the event of your  termination by the
Company without Cause, you shall be paid an amount equal to the greater of six (6) months' Base Salary at the then current level (as set forth on Exhibit
A attached hereto) or your Base Salary for the remaining Term of this Agreement, less applicable taxes and other required withholdings and any amounts you may owe the Company; or

                           (b) In the event the  Company  notifies  you of its
intent not to renew this Agreement, an amount equal to six (6) months' Base Salary at the then current level (as set forth on Exhibit A attached hereto), less applicable taxes and other required withholdings and any amounts you may owe the Company; or

                           (c) In the event of your termination by the Company for Cause, you shall be entitled to no Severance Pay.

 In all circumstances arising under Section 2.4 or this Section 2.5, you agree that at the time of your leaving the employ of the Company, the Company has a right of set-off against all monies, salary, expenses or other payments owed to you as of that date with respect to any and all amounts owed by you to the Company.

         3. Compensation. You shall receive the compensation and benefits set
            -------------
forth on Exhibit A hereto ("Compensation") for all services to be rendered by you hereunder.

         4.       Confidentiality.
                  ----------------

                  4.1 You agree at all times during the term of your employment and thereafter to hold in strictest confidence, and not to use, except for the benefit of the Company, or to disclose to any person, firm or corporation without written authorization of the Company, any Proprietary Information of the Company. "Proprietary Information" means any Company proprietary information, technical data, trade secrets or know-how, including, but not limited to, research and development information, product plans, products, services, customer lists and customers (including, but not limited to customers of the Company on whom you called or with whom you became acquainted during the term of your employment), suppliers, markets, software, developments, inventions, processes, formulas, technology, designs, drawings, engineering information, hardware configuration information, marketing information, costs, pricing, finances or other business information disclosed to you by the Company either directly or indirectly in writing, orally or by drawings or inspection of parts or equipment. Proprietary Information does not include any of the foregoing items that have become publicly known and made generally available through no wrongful act of yours. You further agree that all Proprietary Information shall at all times remain the property of the Company.

                  4.2 You agree that any and all information generated by you during working hours, or on Company property, or by the use of any Company assets, whether in electronic or physical form, is and shall remain the property of the Company, and that the Company has the right of access to any information belonging to you that is at any time stored in Company equipment, or on Company property, in any form, including the right to inspect the contents of briefcases, handbags, and the like.

                  4.3 You agree that at the time of your leaving the employ of the Company, you will immediately deliver to the Company (and will not keep in your possession or deliver to anyone else) any and all devices, records, data, notes, reports, proposals, lists, correspondence, specifications, drawings, blueprints, sketches, materials, equipment, other documents or property, or reproductions of any aforementioned items, containing Proprietary Information or otherwise belonging to the Company, its successors or assigns.

                  4.4 You agree that you will not, during your employment with the Company, improperly use or disclose any proprietary information or trade secrets of any former employer or other person or entity, if any, with which you have an agreement or duty to keep such information in confidence, and that you will not bring onto the premises of the Company any unpublished document or proprietary information belonging to any such employer, person or entity.

                  4.5 You recognize that the Company has received and in the future will receive from third parties their trade secrets or proprietary information subject to a duty on the Company's part to maintain the confidentiality of such information to use it only for certain limited purposes. You agree to hold all such trade secrets or proprietary information in the strictest confidence and not to disclose it to any person, firm or corporation or to use it except as necessary in carrying out my work for the Company consistent with the Company's agreement with such third party.

         5.       Non-Competition.
                  ----------------

         THIS SECTION MAY AFFECT YOUR RIGHT TO ACCEPT EMPLOYMENT WITH OTHER COMPANIES SUBSEQUENT TO YOUR EMPLOYMENT BY THE COMPANY.

                  5.1 For the purpose of this Section:

                           (i)      "Competing  Product"  means any  product,
process or service of any person or organization other than the Company, in existence or under development, which is (A) identical to, substantially the same as, or an adequate substitute for any product, process or service of the Company, in existence or under development, on which you worked during the last two (2) years of your employment with the Company or about which you acquired Proprietary Information and (B) which is (or could reasonably be anticipated to be) marketed or distributed in such a manner and in such a geographic area as to actually compete with such product, process or service of the Company.

                           (ii)     "Competing Organization" means any person
or organization, including yourself, engaged in, or about to become engaged in, research on or the acquisition, development, production, distribution, marketing, or providing of, a Competing Product.

                  5.2 As a material inducement to the Company to employ you and to continue to employ you, and in order to protect the Company's Proprietary Information and good will, you agree to the following stipulations:

                           (i) You agree that, during the term of your
employment with the Company, you will not

engage in any other employment, occupation, consulting or other business activity related to the business in which the Company is now involved or becomes involved during the term of your employment, nor will you engage in any other activities that conflict with your obligations to the Company.

                           (ii) In the event you  terminate  (or do not renew)
this Agreement, then you will not directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period which is the greater of (A) six (6) months commencing with the Termination Date, or (B) the balance of the Term of this Agreement (both A or B being a "Noncompete Period").

                           (iii) In the event the Company terminates without
Cause (or does not renew) this Agreement, then you will not directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period which is the greater of (A) six (6) months commencing with the Termination Date, or (B) the balance of the Term of this Agreement (both A or B being a "Noncompete Period").

                           (iv) In the event the Company terminates your
employment with Cause, then, you will not, directly or indirectly, participate or engage in, solicit, deliver or accept business relating in any manner to Competing Products or to products, processes or services of the Company from or with any of the customers or accounts of the Company with which you had any contact as a result of your employment with the Company for a period of six
(6) months commencing with the Termination Date (a "Noncompete Period").

                           (v) During any Noncompete  Period you will not
render services, directly or indirectly, as an employee, consultant or otherwise, to any Competing Organization in connection with research on, or the acquisition, development, production, distribution, marketing, sale or provision of any Competing Product.

                           (vi) During any Noncompete Period you will not,
directly or indirectly: (a) induce any employee of the Company to leave the Company's employment; (b) assist any other person or entity in requesting or inducing any such employee of the Company to leave such employment; or (c) induce or attempt to induce any employee of the Company to join with you in any capacity, direct or indirect.

                  5.3 You agree that the restrictions set forth in this Section 5 are fair and reasonable and are reasonably required for the protection of the interests of the Company. However, should an arbitrator or court nonetheless determine at a later date that such restrictions are unreasonable in light of the circumstances as they then exist, then you agree that this Section 5 shall be construed in such a manner as to impose on you such restrictions as may then be reasonable and sufficient to assure the Company of the intended benefits of this Section.

                  5.4 Notwithstanding the provisions of this Section 5, the Board of Directors may, in its sole discretion, permit you to accept employment with a Competing Organization.

         6. Other Employers. You represent and warrant that your employment by
            ----------------
the Company will not conflict with and will not be constrained by any prior or current employment, consulting agreement or other relationship whether oral or written. You represent and warrant that you do not possess confidential information arising out of any such employment, consulting agreement or relationship which, in your best judgment, would be utilized in connection with your employment by the Company.

         7.    Assignment of Inventions.
               -------------------------

                  7.1 Except as set forth in Section 7.3 of this Agreement, you hereby acknowledge and agree that the Company is the owner of all Inventions (as hereinafter defined). In order to protect the Company's rights to such Inventions, by executing this Agreement you hereby irrevocably assign to the Company all of your right, title and interest in and to all Inventions to the Company.

                  7.2 For purposes of this Agreement, "Inventions" shall mean all discoveries, processes, designs, technologies, devices, or improvements in any of the foregoing or other ideas, whether or not patentable and whether or not reduced to practice, made or conceived by you (whether solely or jointly with others) during or prior to the period of your employment with the Company, which relate in any manner to the actual or demonstrably anticipated business, work, or research and development of the Company, or result from or are suggested by any task assigned to you or any work performed by you for or on behalf of the Company.

                  7.3 You agree that commencing with the date of this Agreement, the Company has the right to review all information relating to your Digital Bond business concept using elliptic curve digital signatures to secure electronic commerce. If the Company does not pursue this business concept within six (6) months of your employment, you shall have the right to invest in another party pursuing this business concept, provided, that no such investment shall be to a Competing Organization of the Company, and provided further, that you will not affiliate with or provide services for any such purchaser, directly or indirectly, without the prior written approval of the Board of Directors of the Company. Notwithstanding anything contained herein to the contrary, if you are terminated within six (6) months of the date of this Agreement, you retain the right to pursue the Digital Bond concept.

                  7.4 You agree that in connection with any Invention, you will promptly disclose such Invention to your immediate superior at the Company in order to permit the Company to enforce its property rights to such Invention in accordance with this Agreement. Your disclosure shall be received in confidence by the Company.

                  7.5 Upon request, you agree to assist the Company or its nominee (at its expense) during and at any time subsequent to your employment in every reasonable way to obtain for its own benefit patents and copyrights for Inventions in any and all countries. Such patents and copyrights shall be and remain the sole and exclusive property of the Company or its nominee. You agree to perform such lawful acts as the Company deems to be necessary to allow it to exercise all right, title and interest in and to such patents and copyrights.

                  7.6 In connection with this Agreement, you agree to execute, acknowledge and deliver to the Company or its nominee upon request and at its expense all documents, including assignments of title, patent or copyright applications, assignments of such applications, assignments of patents or copyrights upon issuance, as the Company may determine necessary or desirable to protect the Company's or its nominee's interest in Inventions, and/or to use in obtaining patents or copyrights in any and all countries and to vest title thereto in the Company or its nominee to any of the foregoing.

                  7.7 You agree to keep and maintain adequate and current written records of all Inventions made by you (in the form of notes, sketches, drawings, flowcharts and other records as may be specified by the Company), which records shall be available to and remain the sole property of the Company at all times.

                  7.8 You acknowledge that the Company from time to time may have agreements with other persons or with the U.S. Government or agencies thereof, which impose obligations or restrictions on the Company regarding Inventions made during the course of work thereunder or regarding the confidential nature of such work. You agree to be bound by all such obligations and restrictions and to take all action necessary to discharge the Company's obligations.

                  7.9 You represent that your performance of all the terms of this Agreement and as an employee of the Company does not and will not breach any agreement to keep confidential proprietary information, knowledge or data acquired by you in confidence or in trust prior to your employment by the Company, and you will not disclose to the Company, or induce the Company to use, any confidential or proprietary information or material belonging to any previous client, employer or others. You agree not to enter into any agreement either written or oral in conflict herewith.

         8. Remedies. Your obligations under the provisions of Sections 4, 5, 6
            ---------
and 7 of this Agreement (as modified by Section 10, if applicable) shall survive the expiration or termination of your employment (whether through your resignation or otherwise) with the Company. You acknowledge that a remedy at law for any breach or threatened breach by you of the foregoing provisions would be inadequate and you therefore agree that the Company shall be entitled to injunctive relief in case of any such breach or threatened breach.

         9. Assignment. This Agreement and the rights and obligations of the
            -----------
parties hereto shall bind and inure to the benefit of any successor or successors of the Company by reorganization, merger or consolidation and any assignee of all or substantially all of its business and properties, but, except as to any such successor or assignee of the Company, neither this Agreement nor any rights or benefits hereunder may be assigned by the Company or by you, except by operation of law.

         10. Governing Law; Construction and Enforcement; Indemnification. This
             -------------------------------------------------------------
Agreement shall be construed and enforced in accordance with the laws of the Commonwealth of Massachusetts. You agree that any judicial action relating to this Agreement shall be adjudicated in the courts of the Commonwealth of Massachusetts and you consent to the exclusive jurisdiction of and venue in such courts with respect to all such actions. Your covenants set forth herein are of the essence of this Agreement; they shall be construed as independent of any other provision in this Agreement, and the existence of any claim or cause of action that you may have against the Company, whether predicated on this Agreement or not, shall not constitute a defense to the enforcement by the Company of these covenants. The remedies hereunder, and at law and in equity, shall be cumulative and not alternative, and shall not be exhausted by any one or more uses thereof. The nondisclosure and non-solicitation obligations contained herein shall be extended by the length of time during which you shall have been in breach of any of said provisions. You agree that, in addition to any of the remedies provided to the Company and its subsidiaries and affiliates herein, you shall indemnify and hold harmless the Company and its subsidiaries and affiliates from and against any loss, liability, claim, damage or expense (including without limitation attorneys' fees) occasioned by any breach of your covenants or agreements or the inaccuracy of any of your representations set forth in this Agreement.

         11. Severability. IT IS THE INTENT OF THE PARTIES THAT in case any one
             -------------
or more of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect the other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         12. Notices. Any notice which the Company is required to or may desire
             --------
to give you shall be given by personal delivery or registered or certified mail, return receipt requested, addressed to you at your address of record with the Company, or at such other place as you may from time to time designate in writing. Any notice which you are required or may desire to give to the Company hereunder shall be given by personal delivery or by registered or certified mail, return receipt requested, addressed to the Company at its principal office, or at such other office as the Company may from time to time designate in writing. The date of personal delivery or the date of making any notice under this Section 12 shall be deemed to be the date of delivery thereof.

         13. Waivers. If either party should waive any breach of any provision
             --------
of this Agreement, such party shall not thereby be deemed to have waived any preceding or succeeding breach of the same or any other provision of this Agreement.

         14. Complete Agreement; Amendments. The foregoing, including Exhibit A
             -------------------------------
attached hereto, is the entire agreement of the parties with respect to the subject matter hereof, superseding any previous oral or written communications, representations, understandings, or employment agreements with the Company or any officer or representative thereof. Any amendment to this Agreement or waiver by the Company of any right hereunder shall be effective only if evidenced by a written instrument executed by the parties hereto, upon authorization of the Company's Board of Directors.

         15. Headings. The headings of the Sections hereof are inserted for
             ---------
convenience and shall not be deemed to constitute a part hereof nor to affect the meaning of this Agreement in any way.

         16. Counterparts. This Agreement may be signed in two counterparts,
             -------------
each of which shall be deemed an original and both of which shall together constitute one agreement.

         17. Independent Advice. You hereby acknowledge that you have been
             -------------------
advised of the opportunity available to you to seek and obtain the advice of legal counsel and financial advisors of your own choosing prior to and in connection with your execution of this Agreement. In addition you hereby affirm that you have either obtained such advice or knowingly and willingly decided to forego the opportunity to avail yourself of such advice.

         If you are in agreement with the foregoing, please sign your name below, whereupon this Agreement shall become binding in accordance with its terms. Please then return this Agreement to the Company. (You may retain for your records the accompanying counterpart of this Agreement enclosed herewith).

                                       Very truly yours,

                                       TECHNICAL COMMUNICATIONS
                                        CORPORATION
                                       (As authorized by the Board of Directors)

                                        By:
                                           -------------------------------------
                                        Title:

Accepted and Agreed:


------------------------------
Dale G. Peterson

                                                                       EXHIBIT A

                   EMPLOYMENT TERM, COMPENSATION AND BENEFITS
                                       OF
                                DALE G. PETERSON

1.       Term.  The term of the Agreement to which this Exhibit A is annexed
         -----
         and incorporated shall be for twelve (12) months.

2.       Compensation.
         -------------

         a)    Base Salary.  Your Base Salary shall be $125,000 per year,
               ------------
              payable in accordance  with the Company's payroll policies.

         b)   Salary Adjustment; Bonuses. Your salary shall be subject to merit
              ---------------------------
              review and adjustment from time to time by the Company's Board of Directors. You shall be eligible for bonuses in the discretion of the Company's Board of Directors, based on an exceptional performance assessment.

          c)   Stock Options. During the first year of your employment, you
               --------------
               shall receive incentive stock options to purchase 50,000 shares of the Company's Common Stock, granted at market price on the date of award, under the Company's stock option plans as determined by the Company's Board of Directors; 20,000 of said options shall vest on the date of your employment, and an additional 10,000 each shall vest on the succeeding year anniversaries of your employment. You shall have the right to exercise all vested options from the date of any termination of employment through the end of the option term. The exercise price of the unvested options shall increase 10% after each one-year anniversary of employment.

3.       Vacations. You shall be entitled to vacation time and sick leave in
         ----------
         accordance with current Company policy, as amended from time to time.

4.       Insurance and Benefits. You shall be eligible for participation in any
         -----------------------
         401(k) savings plan, health insurance plan, and other benefits in accordance with current Company policy, which policy is subject to change from time to time, and you shall be covered by the Company's officer and director liability insurance policy.

5.       Expenses. The Company shall reimburse you for relocation expenses in
         ---------
         accordance with Company policy, as amended from time to time, and all reasonable and ordinary business expenses incurred by you in the scope of your employment hereunder.

6.       Full Time. To be entitled to the benefits described in the Agreement to
         ----------
         which this Exhibit is annexed and incorporated, you shall devote 100% of your working time to the Company.