Form 10-Q
period 1998-06-27
TECHNICAL COMMUNICATIONS CORP
filed 1998-08-07
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934 for the quarterly period ended June 27, 1998 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934 for the transition period __________________
         to ______________________

         Commission File Number:  0-8588

                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2295040
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                         01742-2892
---------------------------------------- --------------------------------------
(Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code:    (978) 287-5100
                                                       --------------

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

                                 Yes   X      No
                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 6, 1998: 1,283,238.

                                      INDEX

                                                                                                         Page
                                                                                                         ----

PART I          Financial Information

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,
                as of June 27, 1998 (unaudited) and September 27, 1997                                      1


                Condensed Consolidated Statements of Operations, Three (3)
                months ended June 27, 1998 and June 28, 1997 (unaudited),
                Nine (9) months ended June 27, 1998 and June 28, 1997 (unaudited)                           2


                Condensed Consolidated Statements of Cash Flows,
                Nine (9) months ended June 27, 1998 and June 28, 1997 (unaudited)                           3


                Notes to Condensed Consolidated Financial Statements                                        4


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                                        8


PART II         Other Information                                                                          10


                Signatures                                                                                 12

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                 June 27,       September 27,
                                                                                  1998              1997
                                                                               (Unaudited)
                                                                               -----------      ------------


Assets
------
Current Assets:
   Cash and cash equivalents                                                $    714,827      $  1,876,748
   Accounts receivable - trade, less allowance for doubtful accounts
      of $51,000 and $25,000 at 6/27/98 and 9/27/97, respectively              3,402,623         3,259,549
   Unbilled revenue                                                            3,780,754           198,038
   Inventories (Note 1)                                                        3,737,925         3,423,979
   Other current assets                                                          494,131           727,759
                                                                              ----------         ---------
              Total current assets                                          $ 12,130,260      $  9,486,073

Equipment and leasehold improvements                                           4,671,366         4,382,655
   Less:  accumulated depreciation and amortization                            3,595,746         3,200,075
                                                                               ---------         ---------
                                                                               1,075,620         1,182,580

Goodwill                                                                       1,614,131         1,614,131
   Less:  accumulated amortization                                               662,715           501,533
                                                                               ---------           -------
                                                                                 951,416         1,112,598

Other assets                                                                     796,259           675,002
                                                                               ---------           -------

                                                                            $ 14,953,555      $ 12,456,253
                                                                              ----------        ----------
                                                                              ----------        ----------

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Obligations under capital lease - current portion                        $      5,170      $          -
   Accounts payable                                                              412,713           861,633
   Revolving line of credit (Note 2)
                                                                               2,750,000                 -
   Accrued liabilities
      Compensation and related expenses                                          279,521           290,093
      Other                                                                    1,659,363         1,794,481
                                                                               ---------         ---------
              Total current liabilities                                     $  5,106,767      $  2,946,207
                                                                               ---------         ---------

Long-term obligations under capital lease                                         14,215                 -

Commitments and contingencies (Note 3)

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized 3,500,000 shares; issued and outstanding 1,283,238 shares at 6/27/98 and
      1,273,703 shares at 9/27/97                                                128,324           127,370
   Additional paid-in capital                                                  1,228,197         1,526,110
   ESOP deferred compensation (Note 2)                                                 -          (527,772)
   Retained earnings                                                           8,736,176         8,464,338
      Less treasury stock at cost, 35,733 shares and 10,000 shares at
         6/27/98 and 9/27/97, respectively                                      (260,124)          (80,000)
                                                                               ---------           -------
              Total stockholders' equity                                    $  9,832,573      $  9,510,046
                                                                               ---------         ---------

                                                                            $ 14,953,555      $ 12,456,253
                                                                              ----------        ----------
                                                                              ----------        ----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                     Quarters Ended                      Nine Months Ended
                                     --------------                      -----------------
                              June 27, 1998     June 28, 1997       June 27, 1998     June 28, 1997
                              -------------     -------------       -------------     -------------

Net Sales                     $    3,281,399    $    2,027,070      $    9,621,904    $    9,139,532
Cost of Sales                      1,157,505         1,223,660           4,023,464         3,818,223
                                   ---------         ---------           ---------         ---------

Gross Profit                       2,123,894           803,410           5,598,440         5,321,309

Operating Expenses:
     Selling, general and
         administrative expenses   1,385,374         1,400,167           4,256,810         4,756,047
     Product development costs       378,347           763,785             911,703         1,766,125
                                   ---------        ----------           ---------         ---------
                                   1,763,721         2,163,952           5,168,513         6,522,172
                                   ---------        ----------           ---------         ---------

Operating Profit (Loss)              360,173        (1,360,542)            429,927        (1,200,863)
                                   ---------        -----------          ---------        -----------

Other Income (Expense)
    Interest income                    3,396            36,222              20,789           120,667
    Interest expense                 (65,587)          (12,807)            (96,714)          (56,535)
    Other income (expense)            (1,429)            5,501               8,449            15,727
                                   ----------       ----------           ---------        ----------
                                     (63,620)           28,916             (67,476)           79,859
                                   ----------       ----------           ---------        ----------

Income (loss) before income taxes    296,553        (1,331,626)            362,451        (1,121,004)

Provision (benefit) for income taxes  74,138          (332,952)             90,613          (280,205)
                                   ---------        ----------           ---------        -----------

Net Income (Loss)             $      222,415    $     (998,674)     $      271,838    $     (840,799)
                                   ---------        ----------           ---------        -----------
                                   ---------        ----------           ---------        -----------

Net Income (Loss) Per Common
Share (Note 4):

    Basic                             $ .17          $ ( .78)               $ .21           $ (.66)
    Diluted                           $ .17          $  (.78)               $ .21           $ (.66)

Weighted Avg. Shares Used in
Computation:

    Basic                          1,283,238         1,272,401           1,281,452         1,269,599
    Diluted                        1,287,729         1,272,401           1,288,620         1,269,599



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                 June 27, 1998      June 28, 1997
                                                                 -------------      -------------

Operating Activities:
   Net income (loss)                                               $    271,838       $   (840,799)

Adjustments to reconcile net income  to net cash provided (used)
by operating activities:
      Depreciation and amortization                                     605,611            655,140
      Non-cash compensation associated with ESOP                              -            139,446

Changes in assets and liabilities:
   (Increase) in accounts receivable                                   (143,074)        (2,817,965)
   (Increase) in unbilled revenue                                    (3,582,716)                 -
   (Increase) in inventories                                           (313,946)          (757,151)
   Decrease in refundable income taxes                                  233,426                  -
   (Increase) decrease in other current assets                              202            (35,723)
   (Increase) in other assets                                          (121,257)          (947,174)
   Increase (decrease) in accounts payable and other accrued
   liabilities                                                         (594,610)         1,066,350
                                                                      ---------          ---------

   Net cash provided (used) by operating activities                  (3,644,526)        (3,537,876)

Investing Activities:
   Additions to equipment and leasehold improvements                   (318,084)          (211,367)
                                                                      ---------          ---------

   Net cash used by investing activities                               (318,084)          (211,367)

Financing Activities:
   Proceeds from stock issuance                                          50,689             53,388
   Borrowings under line of credit                                    3,250,000            500,000
   Payment of debt                                                     (500,000)        (1,854,064)
                                                                      ---------          ----------

   Net cash provided (used) by financing activities                   2,800,689         (1,300,676)

   Net (decrease) in cash and cash equivalents                       (1,161,921)        (5,049,919)

Cash and cash equivalents at beginning of the period                  1,876,748          6,381,026
                                                                      ---------          ---------

Cash and cash equivalents at the end of the period                 $    714,827       $  1,331,107
                                                                      ---------         ----------
                                                                      ---------         ----------

Supplemental Disclosures:

   Interest paid                                                   $     96,714       $     56,535
   Income taxes paid (refunds received), net                           (221,072)           664,026


   Non-cash Transactions

   The Company's ESOP was terminated effective October 1, 1997. As a result of the termination, the Company reacquired 25,733 of remaining unallocated shares of its common stock in a treasury stock transaction.

   During the nine months ended June 27, 1998, the Company incurred a capital lease obligation of $20,370 in connection with a lease agreement to acquire computer equipment.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FORWARD-LOOKING STATEMENTS

Note: The discussions in this Form 10-Q, including any discussions of or impact, expressed or implied, on Technical Communications Corporation's (the "Company") anticipated operating results and future earnings contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to, the fulfillment of customer orders, the Company's ability to retain and motivate key technical and manufacturing personnel, and the possibility of political instability in the Company's foreign markets. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-Q for the period ended June 27, 1998.

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

NOTE 1.     Inventories

Inventories consisted of the following:

                                                             June 27, 1998      September 27, 1997
                                                             -------------      ------------------

                  Finished Goods                             $     117,403      $       64,781
                  Work in Process                                1,169,722           1,220,152
                  Raw Materials                                  2,450,800           2,139,046
                                                                 ---------           ---------
                                                             $   3,737,925      $    3,423,979
                                                                 ---------           ---------
                                                                 ---------           ---------

NOTE 2.     Long-Term Debt

As of June 27, 1998, the Company had a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and is due to mature on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of June 27, 1998 the Company is compliant with these covenants. Availability under the line of credit has been reduced by $3,633,110 as of June 27, 1998, as a result of outstanding borrowings of $2,7500,000 and standby letters of credit of $883,110. Current borrowings are expected to be repaid from cash generated by normal operating activities.

Notes to Condensed Consolidated Financial Statements (continued)

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

On April 30, 1997, the Company provided a loan of $82,702 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bore interest at 9% per annum, required equal monthly payments of principal of $3,446, commencing on May 31, 1997. On August 28, 1997, the Company provided a second loan of $472,222 to the Trust in order to pay off the 1991 bank loan. This second Company loan to the Trust bore interest at 13.6% per annum and required equal monthly principal payments of $9,838 beginning on September 28, 1997. The Employee Stock Ownership Plan (ESOP) was terminated by the Board of Directors effective October 1, 1997, at which time these loans to the Trust were eliminated and the remaining 25,733 of unallocated shares were reacquired by the Company as treasury stock.

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

NOTE 3.      Commitments and Contingencies

On April 6, 1998, the Company entered into a capital lease for computer equipment valued and recorded at $20,370 under equipment and leasehold improvements. The lease term is for three years and contains a bargain purchase option which may be exercised upon lease expiration. The capital lease for $88,840 recorded during the quarter ended March 28, 1998 was dissolved and the assets purchased during the quarter just ended.

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

Effective February 16, 1998 and March 2, 1998 the Company entered into employment agreements with two executive officers. The first agreement provides for an annual base salary calculated at $160 per hour up to a maximum of 24 hours per week. The second agreement provides for a base salary of

$125,000 calculated on a full-time basis. Both agreements are subject to adjustment from time-to-time at the discretion of the Company's Board of Directors and provide for severance payments of up to but not more than one year's base salary for termination other than for cause.

         In May 1998 the former president of the Company, Roland S. Gerard, brought an action relating to his employment with the Company. In the action, Mr. Gerard alleges, among other things, that he was induced to enter into his employment based on false or misleading representations concerning the Company's financial status and operations, and that he did not discover the truth until two years after he became president and three months after he became a director. Finally, he asserts his termination was improper for public policy reasons. He is requesting unspecified damages. The Company strongly disputes these allegations and has filed a motion to dismiss the Complaint on multiple grounds. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously defend the action.

         On May 22, 1998, one of the Company's directors, Philip Phalon, joined an individual stockholder named M. Mahmud Awan in a lawsuit against the Company and its directors (other than Mr. Phalon), filed in Massachusetts Superior Court, Middlesex County (the "Court"), entitled Philip A. Phalon and
M. Mahmud Awan v. Technical Communications Corporation, Arnold McCalmont, Herbert A. Lerner, Robert T. Lessard, Carl H. Guild, Mitchell B. Briskin, Donald Lake and Thomas E. Peoples, Civil Action No. 98-2553 (the "Group Lawsuit"). In the Group Lawsuit, the plaintiffs, which include Mr. Phalon, a long-time director and former acting President of the Company, allege a breach of fiduciary duty by directors relating to actions of the Board including improper denial of access to stockholder information.

         No damages have been sought in the litigation although plaintiffs have indicated they will seek their attorneys' fees and other costs associated with the Group Lawsuit, currently estimated at approximately $300,000, if they prevail. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

NOTE 4.      Earnings Per Share

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

                                                          For the Three Months Ended June 27, 1998
                                                          ----------------------------------------
                                                                                            Per Share
                                                        Net Income           Shares           Amount
                                                        ----------           ------           ------
Basic Earnings Per Share                                 $ 222,415          1,283,238         $ .17
                                                                                              -----
                                                                                              -----
Outstanding dilutive stock options with grant
   price less than average market price                          -              4,491
                                                         ---------          ---------
Diluted Earnings Per Share                               $ 222,415          1,287,729         $ .17
                                                         ---------          ---------         -----
                                                         ---------          ---------         -----

                                                          For the Nine Months Ended June 27, 1998
                                                          ---------------------------------------
                                                                                            Per Share
                                                        Net Income           Shares           Amount
                                                        ----------           ------           ------
Basic Earnings Per Share                                 $ 271,838          1,281,452         $ .21
                                                                                              -----
                                                                                              -----
Outstanding dilutive stock options with grant
   price less than average market price                          -              7,168
                                                         ---------          ---------
Diluted Earnings Per Share                               $ 271,838          1,288,620         $ .21
                                                         ---------          ---------         -----
                                                         ---------          ---------         -----

                                                          For the Three Months Ended June 28, 1997
                                                          ----------------------------------------
                                                                                            Per Share
                                                         Net Loss            Shares           Amount
                                                         --------            ------           ------
Basic Loss Per Share                                    $ (998,674)         1,272,401        $ (.78)
                                                                                             -------
                                                                                             -------
Outstanding dilutive stock options with grant
   price less than average market price                          -                  -
                                                        ----------          ---------
Diluted Loss Per Share                                  $ (998,674)         1,272,401        $ (.78)
                                                        ----------          ---------        -------
                                                        ----------          ---------        -------

                                                          For the Nine Months Ended June 28, 1997
                                                          ---------------------------------------
                                                                                            Per Share
                                                         Net Loss            Shares           Amount
                                                         --------            ------           ------
Basic Loss Per Share                                    $ (840,799)         1,269,599        $ (.66)
                                                                                             -------
                                                                                             -------
Outstanding dilutive stock options with grant
   price less than average market price                          -                  -
                                                        ----------          ---------
Diluted Loss Per Share                                  $ (840,799)         1,269,599        $ (.66)
                                                        -----------         ---------        -------
                                                        -----------         ---------        -------

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

The Company's backlog of firm orders as of June 27, 1998 was $4,183,835 representing a decrease of $6,456,854 from $10,640,689 reported as of September 27, 1997. The decrease is predominantly the result of recognizing $5,760,485 in revenue under the percentage of completion method on a long-term contract, the final shipment of which is expected to be delivered in the fourth quarter of the current fiscal year. The Company expects to deliver substantially all of its current backlog in fiscal 1998.

Net sales for the quarter ended June 27, 1998 and June 28, 1997, were $3,281,399 and $2,027,070, respectively. For the nine months ended June 27, 1998 and June 28, 1997, net sales were $9,621,904 and $9,139,532, respectively. This increase of 62% in third quarter net sales and 5% in year-to-date net sales is attributed to variability in revenue recognition as a result of the timing of shipments, the receipt of anticipated orders, and the recognition of revenue using the percentage of completion method for the large contract already mentioned.

Gross profit for the third quarter of fiscal year 1998 was $2,123,894, as compared to gross profit of $803,410 for the third quarter of fiscal year 1997. For the first nine months of fiscal 1998 gross profit totaled $5,598,440, as compared with $5,321,309 for the same period in fiscal 1997. This represented a 164% increase in gross profit for the quarter and a 5% increase on a year-to-date basis. Gross profit expressed as a percentage of sales was 65% in the third quarter and 58% in the first nine months of fiscal year 1998, as compared to 40% in the third quarter and 58% in the first nine months of fiscal year 1997. As completion of the long term contract neared, its favorable cost performance resulted in an increased gross profit margin in the third quarter and brought the nine month results in line with the prior year.

Operating expenses for the third quarter and first nine months of fiscal 1998 were $1,763,721 and $5,168,513, respectively. For the third quarter and first nine months of fiscal 1997 operating expenses were $2,163,952 and $6,522,172 respectively This decrease of 19% in the quarter and 21% in the first nine months was primarily due to successful implementation of operating cost reductions, lower product development costs, and the ongoing capitalization of Keynet(TM) II, the Company's next generation of key and device management system software.

As a result of the Company's reduction in cash available for investment and a significant use of borrowings on its line of credit to fund working capital requirements, other income and expense declined from a net income position of $28,916 and $79,859 for the third quarter and nine months of fiscal 1997 to a net expense of $63,620 and $67,476 for the same periods in the current year.

Keynet is a trademark of Technical Communications Corporation

After-tax income for the third quarter and first nine months of fiscal year 1998 was $222,415 or $.17 per share and $271,838 or $.21 per share, respectively. The after-tax loss in the third quarter and first nine months of fiscal year 1997 was $(998,674) or $(.78) per share, and $(840,799) or
$(.66) per share, respectively. The improvement in earnings for the quarter are a result of a 62% increase in net sales, the improved gross margin in the product mix, and the reduction in operating expenses previously mentioned. Year-to-date earnings are higher for the first nine months of fiscal 1998 in comparison to the first nine months of 1997 primarily for the same reasons.


Year 2000 Compliance

Many of the Company's products as well as many currently installed computer systems and software products used internally could be affected by the date changes resulting from the transition into the Year 2000.

The company has formed a Year 2000 task force. The task force consists of a project manager and a number of engineering, customer service, and administrative employees who have been assigned responsibility for completing a Year 2000 compliance plan. The scope of this plan is to (i) evaluate Company products and develop solutions, where appropriate, for those products that are not compatible with 21st century dates, (ii) identify the third-party equipment, software, vendors, internal systems and suppliers used by the Company which are not Year 2000 compliant, (iii) replace non-compliant third-party equipment and software with compliant equipment and software and find alternatives to non-compliant vendors, systems, and suppliers, and (iv) work with Company customers to answer questions and concerns they may have about the impact of Year 2000 compliance on the Company and its products.

To date, a number of Company products have already been evaluated for Year 2000 readiness, and where necessary, solutions have been developed to cure noted problems. Certain key internal computer information, manufacturing, and network operating systems have already been upgraded to be Year 2000 compliant. Although the Year 2000 compliance plan and a subsequent full cost analysis will not be completed until the end of August 1998, the Company does not believe the financial impact of the Year 2000 issue will be material.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

Liquidity and Capital Resources

Cash and short-term investments decreased by $1,161,921 or 62% to $714,827 as of June 27, 1998, from a balance of $1,876,748 at September 27, 1997. This decrease was primarily due to the use of $3,644,526 in cash for operating activities, predominately as a result of an increase of $3,582,716 in unbilled revenue associated with the long-term percentage of completion contract discussed under Results of Operations. To support the cash requirements during the nine months ended June 27, 1998, the Company borrowed $3,250,000 from its line of credit, of which $2,750,000 remains outstanding at June 27, 1998. The current ratio declined to 2.4:1 at June 27, 1998, compared to 3.2:1 as of September 27, 1997, primarily as a result of the $2,750,000 outstanding under the line of credit and the lower cash balance.

As of June 27, 1998, the Company had a $5,000,000 line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and is due to mature on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of June 27, 1998 the Company is compliant with these covenants. Availability under the line of credit has been reduced by $3,633,110 as of June 27, 1998, as a result of outstanding borrowings of $2,750,000 and standby letters of credit of $883,110. Current borrowings are expected to be repaid from cash generated by normal operating activities. In the prior year during the nine months ended June 28, 1997, the Company borrowed $500,000 under its line of credit.

Information on the Company's long-term debt is to be found on Page 4, Note 2, "Long-Term Debt" of this Form 10-Q.

Management anticipates no unusual capital expenditures during the remainder of fiscal 1998.

PART II.   Other Information

Item 1.    Legal Proceedings:

         In May 1998 the former president of the Company, Roland S. Gerard, brought an action relating to his employment with the Company. In the action, Mr. Gerard alleges, among other things, that he was induced to enter into his employment based on false or misleading representations concerning the Company's financial status and operations, and that he did not discover the truth until two years after he became president and three months after he became a director. Finally, he asserts his termination was improper for public policy reasons. He is requesting unspecified damages. The Company strongly disputes these allegations and has filed a motion to dismiss the Complaint on multiple grounds. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously defend the action.

         On May 22, 1998, one of the Company's directors, Philip Phalon, joined an individual stockholder named M. Mahmud Awan in a lawsuit against the Company and its directors (other than Mr. Phalon), filed in Massachusetts Superior Court, Middlesex County (the "Court"), entitled Philip A. Phalon and
M. Mahmud Awan v. Technical Communications Corporation, Arnold McCalmont, Herbert A. Lerner, Robert T. Lessard, Carl H. Guild, Mitchell B. Briskin, Donald Lake and Thomas E. Peoples, Civil Action No. 98-2553 (the "Group Lawsuit"). In the Group Lawsuit, the plaintiffs, which include Mr. Phalon, a long-time director and former acting President of the Company, allege a breach of fiduciary duty by directors relating to actions of the Board including improper denial of access to stockholder information.

         No damages have been sought in the litigation although plaintiffs have indicated they will seek their attorneys' fees and other costs associated with the Group Lawsuit, currently estimated at approximately $300,000, if they prevail. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

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

              Exhibit 27:    Financial Data Schedule

          b.  Reports on Form 8-K:

              On May 5, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 that its By-Laws had been amended on April 30, 1998 to increase the percentage in interest of the Company's capital stock required to call a special meeting of the stockholders. The Company further reported that its Board of Directors voted on April 30, 1998, to subject the Company to
              Section 50A of Massachusetts General Laws as well as reported that three new outside directors had been elected to its Board.

              On June 12, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 the results of an action filed by certain dissenting shareholders in the Massachusetts Superior court against the Company and certain of its directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TECHNICAL COMMUNICATIONS CORPORATION
                                   ------------------------------------
                                   (Registrant)

August 6, 1998                     By: /s/ Carl H. Guild, Jr.
--------------                        ----------------------------------
Date                                  CARL H. GUILD, JR., CHAIRMAN
                                      AND CHIEF EXECUTIVE OFFICER

August 6, 1998                     By: /s/ Herbert A. Lerner
--------------                        ----------------------------------
Date                                  HERBERT A. LERNER, CHIEF FINANCIAL
                                      OFFICER