Form 10-K405
period 1998-10-03
TECHNICAL COMMUNICATIONS CORP
filed 1998-12-21
CIK 96699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                       COMMISSION FILE NUMBER
               October 3, 1998                                    0-8588

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

               (978) 287-5100
  (Registrant's telephone number, including
                 area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    NONE                                           NONE
---------------------------------------------  ---------------------------------------------
            (Title of each class)               (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          YES _X_    NO
__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Based on the closing price of the stock as of December 11, 1998, the aggregate market value of the registrant's Common Stock, par value $.10 per share, held by non-affiliates of the registrant as of December 11, 1998, was approximately $7,000,000.

    The number of shares of the registrant's Common Stock, par value $.10 per share, outstanding as of December 11, 1998, was 1,294,541.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    NOTE: THE DISCUSSIONS IN THIS FORM 10-K, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE "COMPANY") ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO THE
FOLLOWING: FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES, THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANKS, THE CORRECTNESS OF MANAGEMENT JUDGMENT THAT CERTAIN EXPENDITURES WILL BENEFIT THE COMPANY IN THE FUTURE, AND THE ACCURACY OF MANAGEMENT'S ESTIMATES OF THE VALUE OF THE COMPANY'S ASSETS AND OF THE ADEQUACY OF ITS RESERVES. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES & EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 3, 1998.

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

    (c) DESCRIPTION OF BUSINESS

    The Company's products consist of sophisticated electronic devices which enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company's products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are financial institutions, foreign and domestic governmental agencies, law enforcement agencies, and multinational companies requiring protection of mission-critical information.

    (d) PRODUCTS

    Products currently available or under development provide "best in market" communications security solutions within mission-critical networks, voice and facsimile, centralized key and device management, and military ciphering applications.

    NETWORK SECURITY

    The Cipher X-Registered Trademark- 7000-Registered Trademark- Series is a family of high-speed, high-performance hardware/software-based encryptors for LAN/WAN and internet applications. All of the systems have been designed for complete node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, therefore protecting the users' investment. Network transparent, the products support U.S. Government-backed DES, Triple DES and proprietary encryption algorithms as well as ANSI X9.17 and public key management. Specific products within this family support Frame Relay, Internet
(IP), and X.25 protocols.

    VOICE AND FACSIMILE SECURITY

    The CSD 3600 Secure Portable Telephone Attachment may be placed between any telephone and handset worldwide to provide high-end digital security. Small and portable, the CSD 3600 operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

    The CSD 9300 Secure Cellular Telephone is a high level secure system that combines the ease of use of the CSD 3600 with a full-featured AMP-compatible cellular telephone. Protection is designed to be ensured by randomly generated keys, unique to each communication session.

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

    The CSD 3224E Secure Telephone, Fax and Data is a desktop office system that provides protection for telephone, fax and data communications. The product was designed to guarantee secure voice communications over extremely degraded line conditions, while achieving exceptional voice quality with speaker recognition. The CSD 3324E connects to any Group 3 compatible fax machine, and to a computer via an RS-232 interface.

    CENTRALIZED SECURITY MANAGEMENT

    The Company's KEYNET Key and Device Management System is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire Cipher X 7000 network, including those on mixed networks such as high-speed X.25, Frame Relay and IP. KEYNET has an intuitive graphical user interface (GUI), making it very easy to use. All key management messages are secured using the ANSI X9.17 banking security standard that defines "Prudent Business Practice' for the banking community. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics, and performs automatic polling and alarms from a central and remote location. KEYNET
2.0 also operates with SNMP-based management systems for ease-of-use, and provides instant alarm notification via a tone, pager or SNMP trap. These high security measures facilitate central management while maintaining optimum security for mission-critical networks worldwide.

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

    The DSD 72A-SP High Speed Data Encryptor is a rugged military bulk ciphering system that provides a maximum level of cryptographic security for synchronous data networks operating at up to 8 Mbps. The product supports a wide variety of interfaces and easily integrates into existing networks. Reliable secure communication is ensured with crypto synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems, and microwave systems.

    (e) COMPETITION

    The Company has several competitors, including foreign-based companies, in the communications security devices field. Few of these competitors offer products that compete across all of the Company's product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies which may have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Datacom Inc., Cylink

Corporation, Motorola Inc., Omnisec AG, Cisco Systems, Information Resource Engineering Inc., and TimeStep Corporation.

    The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers, and value-added resellers using its in-house sales force as well as domestic and international representatives and distributors.

    (f) SALES AND BACKLOG

    In fiscal 1998, the Company had two customers representing 71% (54%, and 17%) of net sales. In fiscal 1997, the Company had three customers representing 51% (25%, 13%, and 13%) of net sales. In fiscal 1996, the Company had three customers, including the U.S. Government as one customer, representing 54% (26%, 16% and 12%) of net sales.

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

    The Company's backlog of firm orders as of October 3, 1998 was $732,228, compared to $10,640,689 as of September 27, 1997. The Company expects to deliver substantially all of its backlog in fiscal year 1999.

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

    (i) RESEARCH AND DEVELOPMENT

    Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire, train, and motivate such technical management and sales personnel. During the twelve-month periods ended October 3, 1998, September 27, 1997, and September 28, 1996, the Company spent $1,414,746, $2,378,564, and $1,955,852, respectively, on product development. In addition, product development is undertaken by the Company on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

    (j) EMPLOYEES

    As of October 3, 1998, the Company employed 60 persons. The Company believes that its relationship with its employees is good.

    (k) FOREIGN OPERATIONS

    The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 1998 and 1997 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. For example, during fiscal year 1996 foreign and domestic sales were equally profitable. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

    The Company's export sales are conducted through its wholly-owned subsidiary, TCC Foreign Sales Corporation ("TCC FSC") which is organized and incorporated in the U.S. Virgin Islands. As a qualified Foreign Sales Corporation under the Internal Revenue Code, TCC FSC is able to take advantage of tax incentives enacted by Congress to encourage export sales.

    Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, "SELECTED FINANCIAL DATA".

ITEM 2. PROPERTIES

    The Company leases its headquarters located in Concord, Massachusetts, under an operating lease. The premises are used for manufacturing and house the Company's executive offices.

    On October 16, 1992, the Company signed its current lease on its headquarters. The Company has exercised its option to extend this lease for the first of two additional two and one-half year terms ending June 30, 2000 and December 31, 2002. The future minimum lease payments under this first option term depend on the Consumer Price Index at December 31, 1998, but are estimated at $158,700 in fiscal 1999 and $119,000 for the first nine months of fiscal 2000. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the current renewal term, and of the additional renewal term, if elected. Management believes the current facility is capable of meeting the Company's anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    On November 20, 1998, the Company announced the settlement of shareholder litigation initiated by Philip Phalon and Dr. Mahmud Awan, which had been pending in Middlesex County, Massachusetts Superior Court since February 1998. The Company also announced the simultaneous settlement of litigation regarding the tabulation of voting results of the Company's 1998 annual stockholders meeting held August 14, 1998 (the "1998 Stockholders Meeting"). In connection with the settlement of these matters, Dr. Awan and Mr. Mitchell Briskin were deemed elected at the 1998 Stockholders Meeting. Additionally, Mr. David Brown was appointed to the Company's Board of Directors, filling the Board seat held by Mr. Herbert Lerner, who, along with Mr. Philip Phalon, resigned from the Board. Dr. Awan is serving as Chairman of the Board and Carl H. Guild, Jr., the Company's Chief Executive Officer and President, is serving as Vice-Chairman of the Board, each to serve under the terms of the settlement agreement until the later of October 1, 2000 or such date as their respective successors are elected and qualified. The Board now consists of Mr. Guild, Mitchell Briskin, Donald Lake, Robert Lessard, Thomas Peoples, David Brown and Dr. Awan. The Company's Board will remain classified, with each director serving staggered terms as set forth in Item 10.

    The settlement agreement and standstill agreement executed by the Company and members of the opposition group that had filed a Form 13D (the "13D Group") in the settlement of the above described litigation set forth mutual full releases as to the litigation and also include provisions requiring (i) the Company to reimburse the 13D Group's expenses in payments aggregating $395,000,
(ii) the dissolution of the 13D Group (Note: Members of the 13D Group plan to file an amendment to their Form 13D dissolving the 13D Group in either December 1998 or January 1999.), and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

    The Company is also the defendant in GERARD V. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in United States District Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on August 14, 1998. The meeting was conducted for the purpose of (i) electing two Class I Directors, each to serve for a term of three years, (ii) ratifying the election of the Company's independent auditors and (iii) considering a stockholder proposal for revoking the April 30, 1998 vote of the Company's Board of Directors to classify the Board into three classes having staggered terms.

    Based on the preliminary, uncertified count in August 1998, the Company's nominees for directors, Mr. Bernard Resnick and Mr. Mitchell Briskin, each received 322,920 votes in favor and 70,525 votes withholding authority. The 13D Group's nominees, Dr. Mahmud Awan, Mr. Joseph J. Hansen, Mr. Ernest R. Fenton and Mr. David A. B. Brown, each received 459,351 votes in favor; Mr. Philip A. Phalon received 459,251 votes in favor and 100 votes withholding authority. However, these votes were disputed in a suit filed in Massachusetts Superior Court that called into question the results based on applicable state law. As a result of the settlement of the litigation, the proxy contest was terminated and Dr. Mahmud Awan and Mr. Mitchell Briskin were deemed elected to the Board of Directors.

    The ratification of the Company's auditors was approved with 376,845 votes in favor, 16,100 votes against, and 500 votes abstaining.

    The stockholder proposal was approved with 542,733 votes in favor, 304,385 votes against, and 5,778 votes abstaining. The Company considers this stockholder proposal to be a non-binding referendum and the current staggered-term format will remain in place for at least the upcoming fiscal year.

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

                                                PRICE
                                         --------------------
TITLE OF CLASS           QUARTER ENDING     LOW       HIGH
-----------------------  --------------  ---------  ---------
Common Stock,
  $.10 par value             12/28/96        8.750     15.750
                             03/29/97        9.625     14.125
                             06/28/97        7.875     10.375
                             09/27/97        5.000      9.000
                             12/27/97        5.125      9.875
                             03/28/98        4.000      6.500
                             06/27/98        5.000      7.500
                             10/03/98        4.000      8.500

    The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the forseeable future.

    As of December 11, 1998, there were approximately 1,200 record holders of Common Stock, $.10 par value. On December 11, 1998, the closing prices of the Common Stock was $5.375.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA:

                                                                  FISCAL YEARS ENDED:
                                         ----------------------------------------------------------------------
                                          OCTOBER 3,    SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 30,  OCTOBER 1,
                                             1998           1997           1996           1995          1994
                                         -------------  -------------  -------------  -------------  ----------
Net Sales:
  Domestic.............................  $   1,631,459  $   2,734,690  $   3,633,425  $   1,535,015  $  707,735
  Foreign (Note A).....................     12,224,322      9,523,948     10,379,377      8,692,550   8,357,980
                                         -------------  -------------  -------------  -------------  ----------
Total net sales (Note B)...............     13,855,781     12,258,638     14,012,802     10,227,565   9,065,715
Gross profit...........................      8,393,173      7,104,975      8,231,388      5,351,882   5,294,825
Net income (loss)......................        481,603     (1,243,501)       532,147         88,745     116,046
Net income (loss) per share
  of common stock (Note C)
  Basic................................           $.38          $(.98)          $.42           $.07        $.09
  Diluted..............................           $.37          $(.98)          $.41           $.07        $.09
Weighted average shares outstanding
  Basic................................      1,281,924      1,270,625      1,257,384      1,252,567   1,245,410
  Diluted..............................      1,288,007      1,270,625      1,298,387      1,252,567   1,245,410

                                                                        AS OF:
                                       -------------------------------------------------------------------------
                                        OCTOBER 3,    SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 30,   OCTOBER 1,
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
Assets...............................  $  16,172,729  $  12,892,899  $  16,000,033  $  15,348,435  $  12,088,955
Line of credit/current portion,
  long-term debt (D).................  $   2,250,000  $    --        $   1,145,175  $     696,136  $     246,136
Long-term obligations................  $    --        $    --        $   1,200,000  $   2,550,612  $   1,132,748

NOTES TO SELECTED FINANCIAL DATA

(A) A summary of foreign sales by geographic area may be found in Note 13 of the
    Notes to the   Consolidated Financial Statements on Page F-15.

(B) Amounts include the sales since May 31, 1995 of Datotek, Inc. The Company acquired the assets comprising the secure communications business of Datotek, Inc. on May 31, 1995.

(C) Dual Earnings per Share reporting in accordance with Financial Accounting Standards Board Statement 128, "Earnings Per Share".Diluted weighted average shares outstanding have not been calculated for fiscal years 1994 or 1995.

(D) At October 3, 1998, amount represents outstanding borrowings against line of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and the results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

    CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    The discussions in this Form 10-K, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to the following: future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates, the Company's ability to renegotiate its line of credit with its banks, the correctness of management judgment that certain current expenditures will benefit the Company in the future, and the accuracy of management's estimates of the value of the Company's assets and of the adequacy of its reserves. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-K, for the fiscal year ended October 3, 1998.

    YEAR 2000 COMPLIANCE UPDATE

    Technical Communications Corporation has been actively addressing the Year 2000 (Y2K) problem since April 1998. Generally speaking, the Y2K problem results from the use of two-digit, rather than four-digit, date years in computer systems and software applications. Today, many systems rely on two (or one) digits to represent the year portion of a date. For example, 1997 is usually stored as 97 (or 7). As a result, the year 2000, represented by 00 (or 0), could be interpreted as 1900. This type of error could cause problems when systems display, calculate, store and print dates.

    The Company understands the importance of identifying and solving the Y2K problem. As a supplier of mission-critical encryption products, the Company is committed to providing products that will function, without interruption, into the year 2000. In addition, Technical Communications Corporation is taking proactive steps to ensure that all critical systems, from both an internal and external perspective, are reviewed and, if necessary, corrected.

COMPANY'S STATE OF READINESS

    Technical Communications Corporation has divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area will consist of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As indicated, the Company has been actively working on Y2K related issues for eight months, and is prioritizing its efforts based on how severe an effect a potential noncompliance would have on customer service and core business functions. It is anticipated that the entire Y2K initiative will be complete by June 1999. Product testing and internal/ external system evaluations are expected to be complete by the end of January 1999. To facilitate the plan, the Company has appointed a program manager to oversee all Y2K initiatives.

    Technical Communications Corporation has tested approximately 90% of its products for Y2K problems to date. A product is deemed Y2K compliant if the product, when used in accordance with its associated documentation, is capable of processing, receiving, and/ or providing data within or between the 20(th) and 21(st) centuries, provided that all other products used in conjunction with the product in question properly exchange date data with that product. It should be noted that certain TCC products deemed to be Y2K compliant may require a service update in order to achieve Y2K compliant status.

    Although no assurances can be given, the Company believes that all current products are either Y2K compliant, or can be made Y2K compliant with minor adjustments or software upgrades. This product assessment has identified date-related issues with certain older products that TCC no longer manufactures or sells. It is the Company's intent to offer upgrades or alternative products where reasonably practicable. In some cases the Company sells encryption systems that interact with third party products or operate with computer systems not under the Company's control. There can be no assurances that such third party equipment will function correctly into the year 2000.

    TCC's internal Y2K initiative includes a review of all computer hardware and software related systems including; internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. The inventory and assessment phase of this review is approximately 80% complete. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration, is now year 2000 compliant. Supporting systems will continue to be tested and evaluated. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

    The Y2K external systems review process consists of identifying and contacting suppliers and service providers that are believed to be significant to the Company's business operations. The Company will assess each supplier's Y2K readiness based on its formal response to a TCC Y2K status request. The Company intends to monitor the Y2K compliant process of key suppliers that either indicate they are not yet Y2K compliant or do not respond to the Company's requests. This process is ongoing and is expected to continue into 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    As of October 3, 1998, the Company has incurred expenses related to the year 2000 problem of approximately $25,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs ranging from $45,000--$110,000 in order to complete the Y2K process and to upgrade a small number of older products currently still in use. The preceding numbers represent TCC's best estimate of remediation costs pertaining to Y2K issues. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    Based on current information, the Company believes that the year 2000 problem will not have a material adverse effect on the Company's overall business and financial condition. Since all current products are either Y2K compliant or can be made Y2K compliant, future sales of all such products do not represent a Y2K risk to the Company. Even though TCC is adopting a proactive strategy, there can be no assurances that year 2000 problems will not have any impact on the business. Despite efforts to ensure that products will function correctly into the year 2000, The Company may see an increase in warranty and other claims, especially those related to older products or products that incorporate third party software or hardware. If any of the Company's material suppliers or service providers experience unforeseen Y2K issues, the Company's production, product development, and operations may also be materially adversely effected.

COMPANY'S CONTINGENCY PLAN

    TCC is working diligently to minimize the risks associated with Y2K issues. The Company plans to dedicate appropriate resources to address all known Y2K related issues in an expeditious manner. In addition, the Company is prepared to take immediate action on unforeseen problems as they arise. Such action may include the use of alternative sources of supply to support manufacturing and product development.

    RESULTS OF OPERATIONS

    FISCAL 1998 COMPARED TO FISCAL 1997

    Consolidated net sales for the year ended October 3, 1998, were $13,855,781 compared with sales of $12,258,638 for the prior fiscal year. This increase of $1,597,143, or 13.0%, is mainly attributed to shipment of a large order for encryption equipment to a foreign customer.

    Foreign sales increased by $2,700,374 or 28.4% to $12,224,322, primarily due to the aforementioned sale. On the other hand, domestic sales decreased $1,103,231 or 40.3% to $1,631,459; the decrease is predominantly due to continued procurement reductions by U. S. government agencies.

    Gross profit for fiscal year 1998 was $8,393,173 compared to $7,104,975 in fiscal 1997, an increase of 18.1%. Gross profit expressed as a percentage of sales was 61% in fiscal 1998 compared to 58% in the prior year, which was primarily due to improved product mix and tighter cost controls.

    Engineering, design and product development costs in fiscal 1998 were $1,414,746, compared to $2,378,564 in fiscal 1997. The $963,818, or 40.5%
decrease is attributable in part to charging more support engineering costs directly to the aforementioned customized systems orders and the capitalization of certain software development costs related to the Company's KEYNET 2 product. In addition, outside product development costs were sharply reduced by focusing engineering design developments on selected products and by bringing most of these efforts in house.

    Selling, general and administrative expenses decreased slightly from $6,282,108 in fiscal 1997 to $6,220,992 for the year just ended, primarily due to significantly lower marketing and business development expenditures reflecting more realistic new product introduction schedules, largely offset by increased sales support costs and higher legal expenses related to the aforementioned litigations.

    Investment income earned during fiscal 1998 was $24,068 compared to $128,722 in fiscal 1997. The decrease was largely the result of increased working capital requirements associated with the aforementioned large foreign contract, which was not shipped until the fourth quarter of fiscal 1998.

    The Company attained a net profit of $481,603, or $.37 per diluted share during fiscal 1998 compared to a net loss of $1,243,501, or $.98 per share during fiscal 1997. The improvement in fiscal 1998 profitability was a result of an improved mix of higher margin foreign sales combined with reductions in fixed expense, particularly in internal product development.

    The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of October 3, 1998, none of the Company's monetary assets or liabilities were subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

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

    Selling, general and administrative expenses increased by $699,555 from $5,582,553 in fiscal 1996 to $6,282,108 for fiscal 1997. The increase is predominantly the result of higher selling and business development charges as the Company increased its staff in those areas and entered into service support agreements with overseas representatives.

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

    The Company incurred a net loss of $1,243,501, or $.98 per share during fiscal 1997 compared to net earnings of $532,147, or $.41 per diluted share in the prior year. The loss in the current year was a direct consequence of lower sales coupled with a higher investment in new product and a substantial increase in selling and business development expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased from $1,876,748 at September 27, 1997 to $740,049 at October 3, 1998. This decrease was primarily due to increased accounts receivable associated with a $7.4 million sale which was essentially completed during the fourth quarter of fiscal 1998. The current ratio of the Company decreased from 3.5 to 1 as of September 27, 1997 to 2.5 to 1 as of October 3, 1998. This decrease was primarily caused by a $2,250,000 increase in borrowings against the Company's line of credit which relates directly to a build up of working capital associated with the aforementioned $7.4 million sale.

    The Company's short-term capital requirements are funded primarily from cash from operations and borrowings under the Company's bank credit line. Long-term capital requirements have historically been funded from the Company's operations. Effective May 1, 1998, the Company and its bank increased its existing Revolving Line of Credit Agreement from $3,500,000 to $5,000,000. This line of credit is available until May 1, 1999. Borrowings under the Agreement bear interest at the bank's prime rate plus one-half percent per annum. The line of credit is secured by a lien on substantially all of the Company's assets and is used for working capital requirements and to support letters of credit. During fiscal 1998, the Company borrowed $4,500,000 against this credit line in order to accommodate additional working capital requirements in conjunction with a $7.4 million sale which was substantially completed during the fourth quarter of FY 1998. $2,250,000 of the amount borrowed was repaid during fiscal 1998, reducing the outstanding borrowings at October 3, 1998 to $2,250,000. Availability under the line of credit as of October 3, 1998, has been further reduced by $911,526 for outstanding letters of credit. During the first week of October, 1998, the Company repaid the entire outstanding amount upon receipt of payment in full of the outstanding receivable balance on the $7.4 million sale. As of December 11, 1998, no borrowings were outstanding under the line of credit.

    In connection with the acquisition of the assets of Datotek, Inc., a subsidiary of AT & T Corp., in May 1995, the Company entered into a reseller agreement whereby it would commit to purchasing minimum annual levels of various AT & T Secure Communications System's (now General Dynamics) products, in exchange for exclusive distribution rights. This agreement, as modified in October 1997, would have required the Company to purchase $850,000 and $1,000,000 for the years ended September 30, 1998 and September 30, 1999 respectively.

    On December 8, 1998, the Company entered into a new agreement with General Dynamics (Addendum No. 5) which replaced the previous agreement. Under terms of this agreement, the Company will: a) purchase selected General Dynamics inventory at General Dynamics' cost of $1.1 million during Fiscal 1999; b) receive expanded distribution rights for the United States, Canada and Europe, areas previously excluded from the agreement by General Dynamics; and c) assume responsibility for certain product warranties granted by General Dynamics on sales within the U. S., Canadian and European territories. Most of the affected products were sold by General Dynamics during 1998 under one year warranties scheduled to expire during 1999, although there are a small number of extended warranty products with expiration dates in 2000. The Company does not believe that its total warranty exposure is material. The Company does not believe that its obligations under this Agreement will materially adversely impact its liquidity or operations. Although no assurances can be given that certain purchased products will not eventually become technologically obsolete, the Company believes that the selected product inventory that will be purchased from General Dynamics can either be sold to certain foreign customers of the Company or to new customers in the expanded distribution territories of the U.S., Canada and Europe in the forseeable future.

    In connection with the litigation set forth in Item 3 above, the Company has agreed to reimburse members of the 13D Group $395,000 ($300,000 payable in the first quarter of fiscal 1999; $50,000 payable before the end of fiscal 1999; and $45,000 payable before the end of fiscal 2000) and incurred approximately $300,000 in additional legal fees related to its defense of this litigation in fiscal 1998. The Company has made and expects to make such future payments from available working capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the index to the Financial Statements and Schedules under Part IV, Item 14, in this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

(a)  IDENTIFICATION OF DIRECTORS

    The following table sets forth the year each director first became a director, the position currently held by each director with the Company, their principal occupation during the past five years, any other directorships held by such person in any company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or in any company registered as an investment company under the Investment Company Act of 1940, as amended, and their age. The terms of the Class I Directors expire at the 2001 Annual Meeting of Stockholders; the terms of the Class II Directors expire at the 1999 Annual Meeting of Stockholders; and the terms of the Class III Directors expire at the 2000 Annual Meeting of Stockholders.

                                                                       POSITIONS AND OFFICES
NAME AND YEAR FIRST BECAME A DIRECTOR                                    WITH THE COMPANY                         AGE
-----------------------------------------------------  -----------------------------------------------------      ---
Dr. Mahmud Awan (1) (8) 1998.........................  Director, Chairman of the Board                                46
  Class I Director
David A. B. Brown (2) (8) 1998.......................  Director                                                       55
  Class II Director
Mitchell B. Briskin (3) 1998.........................  Director                                                       39
  Class I Director
Carl H. Guild, Jr. (4) 1997..........................  Director, Vice Chairman of the Board, Chief Executive          54
  Class III Director                                   Officer and President
Donald Lake (5) 1998.................................  Director                                                       54
  Class III Director
Robert T. Lessard (6) 1997...........................  Director                                                       58
  Class II Director
Thomas E. Peoples (7) 1998...........................  Director                                                       50
  Class III Director

------------------------

(1) Dr. Awan joined the Board of Directors and became Chairman of the Board on November 19, 1998, following settlement of the aforementioned litigations. Dr. Awan has served as Chairman and Chief Executive Officer of TechMan International Corporation, a privately held manufacturer of fiber optic medical devices and communication systems, since 1982.

(2) Mr. Brown joined the Board of Directors on November 19, 1998, filling a vacancy created by the resignation of Herbert A. Lerner. Since 1984, Mr. Brown has been the president of The Windsor Group, Inc., a business consulting firm focused on the oil industry and international operations.

(3) Mr. Briskin, a principal at Concord Investment Partners since 1995, was deemed elected to the Board of Directors on November 19, 1998 in accordance with the terms of the aforementioned settlement of the litigation. From 1990 to 1995, Mr. Briskin was General Manager at General Chemical Corporation; previously, he was a lawyer with Patterson, Belknap, Webb & Tyler in New York City.

(4) In conjunction with the legal settlements reached by the Company on November 19, 1998 and the appointment of Dr. Awan as Chairman of the Board, Mr. Guild was named to the new position of Vice Chairman of the Board on the same date. Mr. Guild had served as Chairman of the Board and Chief Executive Officer of the Company from February 13, 1998 until November 19, 1998; he continues to serve as Chief Executive Officer and President. Mr. Guild was elected to the Board on May 1, 1997 and had been an independent consultant to the Company from that time until February 13, 1998. From 1993 to 1997, he was a Senior Vice President with Raytheon Engineers and Constructors, Inc., a unit of Raytheon Company.

(5) Mr. Lake has been a financial consultant to various government agencies since 1991. Before initiating his consulting practice, Mr. Lake served as Director of the International Banking Services Division of the American Security Bank in Washington, D.C.

(6) Mr. Lessard was employed in a variety of management positions from 1966 through December 1995 at the U.S. National Security Agency ("NSA"), Department of Defense. During his final two years at NSA, Mr. Lessard was the Group Chief in the Operations Directorate responsible for communications and cryptographic technology. Since his retirement in December 1995, he has represented the Director of the National Security Agency on several special projects.

(7) Mr. Peoples is the Vice President for International and Washington Operations of Aerojet, a privately held aerospace and defense contractor, and has been employed by that Company since 1992. Previously, Mr. Peoples served as Manager of Business Development for Smart Munitions Programs at Raytheon Company.

(8) Dr. Awan and Mr. Brown were deemed elected pursuant to the settlement agreement set forth in Item 3.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

    The following table sets forth the names of all executive officers of the Company, excluding those who are also directors, the year each first became an executive officer, the position currently held by each officer of the Company, the principal occupation of each officer during the past five years, and the age of each officer.

                                                                       POSITIONS AND OFFICES
NAME AND YEAR FIRST BECAME AN OFFICER                                    WITH THE COMPANY                         AGE
-----------------------------------------------------  -----------------------------------------------------      ---
John I. Gill (1) 1985................................  Executive Vice President                                       59

------------------------

(1) Mr. Gill has been employed by the Company since August 1983.

(c)  FAMILY RELATIONSHIPS

    With the exception of Arnold M. McCalmont, former Chairman of the Board and director who retired in fiscal year 1998, and James A. McCalmont, who also resigned from the Board in fiscal year 1998, no director or executive officer is related to any other director or executive officer by blood or marriage.

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

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 1998, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filings.

ITEM 11.  EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

    The following tables set forth certain summary information concerning compensation paid or accrued by the Company during the past three fiscal years to its Chief Executive Officer and the other executive officers of the Company whose annual compensation during Fiscal Year 1998 exceeded $100,000 (hereafter referred to as the "named executive officers"):

                                                    FISCAL                                         ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR       SALARY           BONUS            COMPENSATION
--------------------------------------------------  ------   ------------  -----------------   ------------------
Graham R. Briggs(1)...............................   1998        $ 36,106    $ --                $     400(2)
  Former Vice President of Finance                   1997        $ 96,324    $ 11,171(3)         $ --
                                                     1996        $ 85,865    $  1,500(3)         $   1,747(4)

Roland S. Gerard (5)..............................   1998        $ 62,399      --                $  18,274(6)
  Former President and Chief Executive Officer       1997        $158,708    $ 45,171(7)         $   1,173(8)
                                                     1996        $125,862    $ 15,000(7)         $   4,233(9)

John I. Gill......................................   1998        $118,591      --                $   1,493(10)
  Executive Vice President                           1997        $116,325    $ 18,171(11)          --
                                                     1996        $108,953    $  1,500(11)        $   2,209(4)

Carl H. Guild, Jr. (12)...........................   1998        $126,548    $ --                $ 125,502(13)
  Chief Executive Officer and President              1997        $--         $ --                $   3,600(14)

------------------------

(1) Mr. Briggs was employed as the Company's Vice President of Finance until January 14, 1998. From that time until his resignation on November 19, 1998, Mr. Lerner had performed the duties of the Vice President of Finance in his capacity as Treasurer and Chief Financial Officer of the Company.

(2) Represents the Company's 25% match on the first 6% of Mr. Briggs' fiscal 1998 401(k) contribution.

(3) These amounts of $11,171 and $1,500 were paid to Mr. Briggs for services rendered in Fiscal Years 1996 and 1995, respectively.

(4) Represents the Company's contribution for the respective officer under the Company's Profit-Sharing Plan, a plan qualified under Section 401 (k) of the Internal Revenue Code of 1986, as amended (the "Code"). The contribution is determined by the Board of Directors in its sole discretion, but may not exceed 15% of the Company's net profits before taxes for any given Plan year, nor certain limits imposed by the Internal Revenue Code.

(5) Mr. Gerard resigned from the Company and from the Board of Directors on February 13, 1998.

(6) Includes income realized upon exercise of stock options, the personal use portion of Mr. Gerard's car allowance and moving expenses related to previous periods.

(7) These amounts of $45,171, and $15,000 were paid to Mr. Gerard for services rendered in fiscal years 1996 and 1995, respectively.

(8) Represents the personal use portion of Mr. Gerard's automobile allowance.

(9) Represents the Company's $3,625 contribution to Mr. Gerard under the Company's Profit-Sharing Plan as described in note (3) above, plus $608 for the personal use portion of Mr. Gerard's automobile allowance.

(10) Represents the Company's 25% match on the first 6% of Mr. Gill's fiscal 1998 401(k) contribution.

(11) These amounts of $18,171 and $1,500 were paid to Mr. Gill for services
    rendered in   fiscal years 1996 and 1995, respectively. No payment was
    received in fiscal year 1998 for services rendered in fiscal 1997.

(12) Prior to his employment as Chief Executive Officer of the Company and his election as Chairman of the Board on February 13, 1998, Mr. Guild had been an independent consultant to the Company and a Director since May 1, 1997.

(13) Includes consultant's fees and expenses of $109,689 related to work performed in fiscal year 1997 and paid in fiscal 1998, as well as work performed prior to February 13, 1998 and paid in fiscal 1998. The total also includes Director's fees of $11,300 from the beginning of fiscal 1998 until February 13, 1998, income realized upon receipt of company stock of $3,015 as a result of the Company's August 14, 1998 grant of stock to members of its Board of Directors and $1,498 for the Company's 25% match on the first 6% of Mr. Guild's fiscal 1998 401(k) contribution.

(14) Includes Director's fees earned and paid in fiscal year 1997. Although Mr. Guild performed consulting services for the Company in fiscal 1997, no payments to him were made until the following year.

(b)  STOCK OPTIONS

    Set forth below is an Option/SAR Grants table concerning individual grants of stock options and SARs made during fiscal 1998 to each of the named executive officers.

OPTIONS/SAR GRANTS IN FISCAL YEAR 1998

                                                 NUMBER OF                                     EXERCISE
                                                SECURITIES        PERCENT OF TOTAL OPTIONS/     OF BASE
                                            UNDERLYING OPTIONS/        SARS GRANTED TO           PRICE     EXPIRATION
                                               SARS GRANTED        EMPLOYEES IN FY 1998(1)      ($/SH)        DATE
                                            -------------------  ---------------------------  -----------  -----------
Graham R. Briggs..........................          --                       --                   --
Roland S. Gerard..........................          --                       --                   --
John I. Gill..............................          --                       --                   --
Carl H. Guild, Jr.(2).....................          20,000                     18.8%           $   5.000      2/16/08
                                                    10,000                      9.4%           $   5.500      2/16/08
                                                    10,000                      9.4%           $   6.050      2/16/08
                                                    10,000                      9.4%           $   6.655      2/16/08
                                                       945                      0.9%           $   5.420      8/14/03

------------------------

(1) In fiscal year 1998, options to purchase a total of 106,369 shares of the Company's Common Stock were granted to employees of the Company.

(2) Common Stock which were granted to Mr. Guild under the 1991 Plan on 11/19/98. These options are exercisable as follows: (i) 60,000 shares became exercisable on 11/19/98 at an exercise price of $4.00 per share, (ii) 20,000 shares are exercisable on 6/30/99 at an exercise price of $4.00, and (iii) 20,000 shares are exercisable on 9/30/99 at an exercise price of $4.00.

    The above table does not include outstanding options granted to the Company's former president, Dale G. Peterson, on March 2, 1998 to purchase 20,000 shares of Common Stock under the 1991 Plan. These shares were granted and exercisable on that date at an exercise price of $6.38 per share. An additional 30,000 shares, granted on March 2, 1998, but not exercisable until anniversary dates of Mr. Peterson's employment in subsequent years, were cancelled as a result of Mr. Peterson's resignation effective September 19, 1998.

    Set forth below is a table concerning each exercise of stock options (or tandem SARs) and freestanding SARs during fiscal 1998 by each of the named executive officers and the value at October 3, 1998 of unexercised options and SARs.

AGGREGATED OPTION/SAR EXERCISES FOR FISCAL YEAR ENDED OCTOBER 3, 1998 AND
  FISCAL YEAR OPTION/SAR VALUES

                                                                                                         VALUE OF
                                                                                                        UNEXERCISED
                                                                                                       IN-THE-MONEY
                                                                                                          OPTIONS
                                                                           NUMBER OF UNEXERCISED      AT FISCAL YEAR
                                           SHARES                        OPTIONS AT FISCAL YEAR-END       END(1)
                                         ACQUIRED ON         VALUE      ----------------------------  ---------------
NAME                                      EXERCISE         REALIZED     EXERCISABLE  NOT EXERCISABLE    EXERCISABLE
------------------------------------  -----------------  -------------  -----------  ---------------  ---------------
Carl H. Guild, Jr...................         --                   --        24,945(2)       46,000(3)       --
Roland S. Gerard....................         --               --                --(4)       --              --


NAME                                    NOT EXERCISABLE
------------------------------------  -------------------
Carl H. Guild, Jr...................          --
Roland S. Gerard....................          --

------------------------

(1) Value is based on the difference between the option exercise price and the fair market value at October 3, 1998 ($4.25 per share) multiplied by the number of shares underlying the in-the-money portion of the option.

(2) This represents grants of options under the 1991 Plan to buy 4,000 shares granted on May 1, 1997 at an exercise price of $8.875 per share, 20,000 shares granted on February 16, 1998 at an exercise price of $5.000 per share, and 945 shares granted on August 14, 1998 at an exercise price of $5.420 per share.

(3) This represents unexercisable grants of options under the 1991 Plan to buy
    16,000 shares   granted on May 1, 1997 at the following exercise dates and prices: (i) 4,000 shares on May 1, 1999 at an exercise price of $9.76 per share;(ii) 4,000 shares on May 1, 2000 at an exercise price of $10.74 per share;(iii) 4,000 shares on May 1, 2001 at an exercise price of $11.81 per share; and (iv) 4,000 shares on May 1, 2002 at an exercise price of $12.99 per share. In addition, there are unexercisable grants of options under the 1991 Plan to buy 30,000 shares granted on February 16, 1998 at the exercise dates and prices detailed in the above table on fiscal 1998 Stock Option/ SAR Grant activity.

(4) Options to purchase 100,000 shares of Common Stock under the 1991 Plan
    granted to Mr.       Gerard in previous years have all expired due to
    termination of Mr. Gerard's employment with the Company in February 1998.

(c)  COMPENSATION OF DIRECTORS

    Directors who were not regular employees of the Company received a fee of $1,200 for attendance at all meetings attended during fiscal years 1997 and 1998. In addition, each outside director is the recipient of an annual retainer of $2,800 paid in arrears in quarterly increments of $700. During fiscal years 1997 and 1998, outside directors also received a fee of $500 for each meeting of a committee of the Board of Directors they attended. Mr. Lerner, who was an employee until his resignation on November 19, 1998, was also authorized to receive the retainer and fees for attendance at meetings.

    In February 1997, the Board approved additional director compensation that was intended to grant 1,000 share stock options under the Company's 1991 Stock Option Plan and also to grant 500 shares of Technical Communications Corporation's common stock to all directors on a pro rata basis effective on the date of the 1998 Annual Meeting of the Board of Directors. At the 1998 Annual Meeting on August 14, a total of 4,669 immediately exercisable options were granted with a term of five (5) years from the date of the grant at an exercise price of $5.42, 85% of fair market value. Seven different directors received these grants. In addition, a total of 2,865 shares of TCC common stock were granted to ten different directors and former directors at a price per share of $6.38 on August 14, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table shows, as of December 11, 1998, the ownership of common stock of the Company by any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock outstanding and entitled to vote as of such date.

                                                                                  BENEFICIAL OWNERSHIP   PERCENT OF
NAME AND ADDRESS                                                                  (NUMBER OF SHARES)(1)   CLASS(1)
--------------------------------------------------------------------------------  ---------------------  -----------
Carl H. Guild, Jr., Trustee.....................................................            78,975(2)          6.1%(2)
  Technical Communications Corporation
  Employees' Stock Ownership Trust
  100 Domino Drive
  Concord, MA 01742-2892
Martindale Andres & Company, Inc................................................            77,000(3)          5.9%(3)
  200 Four Falls Corporate Center, Suite 200
  West Conshohocken, PA 19428
M. Mahmud Awan..................................................................           199,028(4)         15.4%(4)
  c/o TechMan International Corporation
  240 Sturbridge Rd.
  Charlton City, MA 01506
Quest Advisory Corporation......................................................           127,200(5)          9.8%(5)
  c/o Charles M. Royce
  1414 Avenue of the Americas
  New York, NY 10019

------------------------

(1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Information with respect to beneficial ownership is based upon information furnished by each stockholder.

(2) Held as Trustee for the ESOP and represents shares that are allocated to the participants. Until vested shares of the terminated plan have been distributed, each participant may direct the Trustee as to the manner in which shares allocated to his or her account shall be voted. The ESOP provides that the Trustee shall vote any shares allocated to participants' accounts as to which they have not received voting instructions in the same proportion as to which voting rights are received. Mr. Guild disclaims beneficial ownership of these 78,975 shares. As a result of Internal Revenue Service determination that the October 1, 1997 termination of the Company's ESOP Plan does not affect the qualified status of the Plan, all vested shares of the terminated plan will be distributed early in fiscal year 1999.

(3) The nature of ownership of Martindale Andres & Company ("MAC") as set forth herein is based upon a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on September 15, 1998. The Schedule 13D was filed on behalf of a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) consisting of Dr. Mahmud Awan, Philip A. Phalon, Robert B. Bregman and William C. Martindale, Jr., principal of MAC. Of the 77,000 shares, Mr. Martindale has sole dispositive and voting power over 10,000 shares and shared dispositive and voting power over 67,000 shares.

(4) Dr. Awan individually owns 118,850 shares of Common Stock. TechMan International Corporation, which is wholly owned by Dr. Awan, owns 80,178 shares of Common Stock.

(5) The nature of ownership of Quest Advisory Corporation ("Quest") as set forth herein is based upon their Schedule 13G on file with the SEC. Quest in its capacity as investment advisor may be deemed the beneficial owner of the 127,200 shares indicated in the above table, which shares are owned by numerous clients of Quest. Mr. Royce disclaims beneficial ownership of the 127,200 shares owned by Quest.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the number of shares and percentage of common stock of the Company outstanding and entitled to vote beneficially owned by each director and named executive officer as well as all directors and officers as a group as of December 11, 1998:

                                                                                  AMOUNT AND NATURE
                                                         POSITIONS AND              OF BENEFICIAL
                                                          OFFICES WITH                OWNERSHIP         PERCENT OF
NAME OF DIRECTOR OR OFFICER                               THE COMPANY              (# OF SHARES)(1)      CLASS(1)
------------------------------------------------  ----------------------------  ----------------------  -----------
Dr. Mahmud Awan.................................  Director, Chairman of the              199,028(2)          14.1%
                                                    Board
David A. Brown..................................  Director                                   300              0.0%
Mitchell B. Briskin.............................  Director                                   417(3)           0.0%
John I. Gill....................................  Executive Vice President                19,551(4)           1.4%
Carl H. Guild, Jr...............................  Director, Vice-Chairman, CEO            85,413(5)           6.1%
                                                    and President
Donald Lake.....................................  Director                                   417(3)           0.0%
Herbert A. Lerner...............................  Former Director, Treasurer,              5,504(6)           0.4%
                                                    CFO
Robert T. Lessard...............................  Director                                 1,418(7)           0.1%
Thomas E. Peoples...............................  Director                                   417(3)           0.0%
Dale G. Peterson................................  Former President                        20,000(8)           1.4%
Philip A. Phalon................................  Former Director                          3,750(9)           0.3%
All directors and officers as a group...........                                         336,215(10)         23.9%

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

(2) Includes 80,178 shares owned by TechMan International, which is wholly owned by Dr. Awan.

(3) Includes 278 shares each that may be acquired by Messrs. Briskin, Lake and Peoples within sixty days upon exercise of stock options.

(4) Includes 9,551 shares currently allocated to Mr. Gill under the ESOP.

(5) Includes 84,945 shares that may be acquired by Mr. Guild within sixty (60) days upon exercise of stock options. Excludes 78,975 held by the ESOP, which Mr. Guild, as Trustee of the ESOP, may be deemed to own beneficially. Mr Guild disclaims beneficial ownership of these shares.

(6) Includes 4,845 shares that may be acquired by Mr. Lerner within sixty (60) days upon exercise of stock options. With respect to shares now owned by him, Mr. Lerner shares the voting and investment powers with his wife.

(7) Includes 945 shares that may be acquired by Mr. Lessard within sixty days upon exercise of stock options.

(8) Includes 20,000 shares that may be acquired by Mr. Peterson within sixty days upon exercise of stock options. Mr. Peterson resigned from the Company on September 19, 1998.

(9) Includes 2,750 shares that may be acquired by Mr. Phalon within sixty (60) days upon exercise of stock options.

(10) Includes 114,319 shares that the directors and officers have the right to acquire within 60 days of December 11, 1998, upon the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Carl H. Guild, Jr., Vice Chairman of the Board, Chief Executive Officer and President of the Company, is Trustee of the Technical Communications Corporation Employees' Stock Ownership Trust. Herbert A. Lerner, who resigned as a Director of the Company and as Company Treasurer and Chief Financial Officer on November 19, 1998, was formerly a Trustee of the Employees' Stock Ownership Plan. James
A. McCalmont, a former Director of the Company, was also a Trustee of the Employees' Stock Ownership Trust until his resignation from the Board in fiscal year 1998. At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997.

    Edward E. Hicks, Esq., the Company's Secretary and Clerk, is a member of a law firm that provides legal services to the Company.

    Lawrence A. Kletter, Esq., who resigned as a director during fiscal year 1997, is a member of a law firm that provided legal services to the Company.

    During fiscal years 1997 and 1996, the Company incurred expenses of $116,038 and $96,360, respectively, to FutureComms, Inc., a privately held telecommunications software consulting services company. FutureComms is owned and operated by Michelle D. Gerard, the wife of the Company's President and CEO prior to his termination in February 1998. FutureComms' work ended in August 1997.

    During 1996, the Company leased a sales office from Arnold McCalmont, the Chairman of the Board; the lease payment for the year was $1.00. The fair market value of such rent was estimated at less than $5,000.

    On November 19, 1998, the Company settled certain litigation as set forth in
Item 3 above. Pursuant to such settlement, the Company, Arnold McCalmont, Herbert A. Lerner, Robert T. Lessard, Carl H. Guild, Jr., Mitchell B. Briskin, Donald Lake and Thomas E. Peoples entered into a settlement agreement with M. Mahmud Awan and Philip Phalon. The settlement agreement and standstill agreement set forth mutual full releases as to the litigation and also include provisions requiring among other things (i) the Company to reimburse the former proxy contestants' expenses in payments aggregating $395,000, (ii) the dissolution of the Awan/Phalon group created to facilitate the proxy contest, and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

    An additional related transaction, dealing with the Company's minority investment in Net2Net Corporation in 1995 and subsequent developments related to the sale of Net2Net to Visual Networks in May, 1998 are fully described in Note 12 of the Notes to the Consolidated Financial Statements in Technical Communication's Corporation's 1998 Annual Report.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a](1)     The following Consolidated Financial Statements, Notes thereto and Independent
           Auditors' Report of the Company are filed on the pages listed below, as part of
           Part II, Item 8 of this report:

                                                                                                          PAGE
                                                                                                       ----------
            Consolidated Balance Sheets for the Years Ended October 3, 1998 and September 27, 1997...         F-1

            Consolidated Statements of Operations for the Years Ended October 3, 1998, September 27,
            1997, and September 28, 1996.............................................................         F-2

            Consolidated Statements of Cash Flows for the Years Ended October 3, 1998, September 27,
            1997, and September 28, 1996.............................................................         F-3

            Consolidated Statements of Stockholders' Equity for the Years Ended October 3, 1998,
            September 27, 1997, and September 28, 1996...............................................         F-4

            Notes to Consolidated Financial Statements...............................................    F-5-F-18

            Report of Independent Auditors...........................................................        F-19

[a](2)      The following Consolidated Financial Statement Schedule is included herein:

            Schedule II--Valuation Accounts and Report of Independent Auditors.......................        F-20

(a)3        List of Exhibits

3.3(a)*     Articles of Organization of the Company

3.3(b)**    By-laws of the Company

10.1        Employment Agreement for Carl H. Guild, Jr.

10.2        Standstill Agreement

21          List of Subsidiaries of the Company

27.1        Financial Data Schedule

------------------------

*   Incorporated by reference to previous filings with the Commission

**  Incorporated by reference to the Company's 8-K filed on May 5, 1998.

(b)  REPORTS ON FORM 8-K

    During the fourth quarter of fiscal 1998, Technical Communications Corporation made four (4) filings on Form(s) 8-K. Current Reports on Form(s) 8-K were filed with the Securities and Exchange Commission on July 9, 1998, on July 16, 1998, on August 14, 1998 and on August 27, 1998. In all cases,
    Item 5 was reported.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TECHNICAL COMMUNICATIONS CORPORATION
                                By:            /s/ CARL H. GUILD, JR.
                                     ------------------------------------------
                                                 Carl H. Guild, Jr.
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                        VICE CHAIRMAN OF THE BOARD, DIRECTOR
                                                 December 16, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By:             /s/ DR. MAHMUD AWAN
                                     ------------------------------------------
                                                  Dr. Mahmud Awan
                                          CHAIRMAN OF THE BOARD, DIRECTOR
                                                  December 16,1998

                                By:           /s/ MITCHELL B. BRISKIN
                                     ------------------------------------------
                                                Mitchell B. Briskin
                                                      DIRECTOR
                                                 December 16, 1998

                                By:            /s/ DAVID A. B. BROWN
                                     ------------------------------------------
                                                 David A. B. Brown
                                                      DIRECTOR
                                                 December 16, 1998

                                By:               /s/ DONALD LAKE
                                     ------------------------------------------
                                                    Donald Lake
                                                      DIRECTOR
                                                 December 16, 1998

                                By:            /s/ ROBERT T. LESSARD
                                     ------------------------------------------
                                                 Robert T. Lessard
                                                      DIRECTOR
                                                 December 16, 1998

                                By:            /s/ THOMAS E. PEOPLES
                                     ------------------------------------------
                                                 Thomas E. Peoples
                                                      DIRECTOR
                                                 December 16, 1998

                                By:            /s/ LEONARD H. CANDEE
                                     ------------------------------------------
                                                 Leonard H. Candee
                                     INTERIM TREASURER AND PRINCIPAL FINANCIAL
                                                      OFFICER
                                                 December 16, 1998

                          CONSOLIDATED BALANCE SHEETS
                    OCTOBER 3, 1998, AND SEPTEMBER 27, 1997

                                                                                         1998           1997
                                                                                     -------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents........................................................  $     740,049  $   1,876,748
  Accounts receivable, less allowance for doubtful accounts
    of $70,000 and $25,000.........................................................      8,196,296      3,259,549
  Unbilled revenue.................................................................       --              198,038
  Inventories (Note 3).............................................................      3,119,291      3,423,979
  Refundable income taxes (Note 7).................................................        361,532        292,629
  Deferred income taxes (Note 7)...................................................        499,521        830,382
  Other current assets.............................................................         88,483        117,947
                                                                                     -------------  -------------
      Total current assets.........................................................     13,005,172      9,999,272
                                                                                     -------------  -------------
Equipment and leasehold improvements (Note 16).....................................      4,818,515      4,382,655
  Less accumulated depreciation and amortization...................................      3,773,457      3,200,075
                                                                                     -------------  -------------
      Equipment and leasehold improvements--net....................................      1,045,058      1,182,580
                                                                                     -------------  -------------
Goodwill...........................................................................      1,614,131      1,614,131
  Less accumulated amortization....................................................        716,443        501,533
                                                                                     -------------  -------------
      Goodwill--net................................................................        897,688      1,112,598
                                                                                     -------------  -------------
Available for Sale Securities (Note 18)............................................        900,800        250,800
Other assets.......................................................................        324,011        347,649
                                                                                     -------------  -------------
                                                                                     $  16,172,729  $  12,892,899
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
Line of Credit (Note 6)............................................................  $   2,250,000  $    --
  Accounts payable.................................................................        302,742        861,633
  Accrued liabilities:
      Compensation and related expenses............................................        401,596        290,093
      Other (Note 4)...............................................................      2,241,434      1,693,269
                                                                                     -------------  -------------
      Total current liabilities....................................................      5,195,772      2,844,995
                                                                                     -------------  -------------
Other long-term liabilities (Notes 7 and 15).......................................        456,356        537,858
Commitments and contingencies (Notes 11, 14, 15 and 20)
Stockholders' Equity:
  Common stock--par value $.10 per share; authorized
    3,500,000 shares, issued 1,283,238 shares
    and 1,273,703 shares...........................................................        128,324        127,370
  Treasury stock at cost, 30,678 shares and 10,000 shares
    (Notes 6 and 17)...............................................................       (241,861)       (80,000)
  Additional paid-in capital (Note 17).............................................      1,266,197      1,526,110
  ESOP deferred compensation (Notes 6 and 17)......................................       --             (527,772)
  Unrealized gain on investment, net (Note 18).....................................        422,000       --
  Retained earnings................................................................      8,945,941      8,464,338
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     10,520,601      9,510,046
                                                                                     -------------  -------------
                                                                                     $  16,172,729  $  12,892,899
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net sales (Note 13).................................................  $  13,855,781     12,258,638  $  14,012,802
Cost of sales.......................................................      5,462,608      5,153,663      5,781,414
                                                                      -------------  -------------  -------------
        Gross profit................................................      8,393,173      7,104,975      8,231,388
                                                                      -------------  -------------  -------------
Operating expenses:
    Selling, general and administrative expenses....................      6,220,992      6,282,108      5,582,553
    Product development costs.......................................      1,414,746      2,378,564      1,955,852
                                                                      -------------  -------------  -------------
        Total operating expenses....................................      7,635,738      8,660,672      7,538,405
                                                                      -------------  -------------  -------------
        Operating profit (loss).....................................        757,435     (1,555,697)       692,983
Other income (expense):
    Investment income...............................................         24,068        128,722        239,142
    Interest expense................................................       (142,056)       (63,979)      (243,472)
    Other...........................................................          2,690       (167,047)        20,876
                                                                      -------------  -------------  -------------
        Total other income (expense)................................       (115,298)      (102,304)        16,546
                                                                      -------------  -------------  -------------
Income (loss) before income taxes...................................        642,137     (1,658,001)       709,529
Provision (benefit) for income taxes (Note 7).......................        160,534       (414,500)       177,382
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $     481,603  $  (1,243,501) $     532,147
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income (loss) per common share (Notes 2 and 5)
    Basic...........................................................          $0.38         $(0.98)         $0.42
    Diluted.........................................................          $0.37         $(0.98)         $0.41
Weighted average common shares outstanding used in computation
  (Notes 2 and 5)
    Basic...........................................................      1,281,924      1,270,625      1,257,384
    Diluted.........................................................      1,288,007      1,270,625      1,298,387

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996

                                                                            1998          1997           1996
                                                                         -----------  -------------  ------------
OPERATING ACTIVITIES:
Net income (loss)......................................................  $   481,603  $  (1,243,501) $    532,147
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
    Depreciation and amortization......................................      873,642        911,331       882,905
    Net loss on disposal of fixed assets...............................       20,000        192,425       --
    Non-cash compensation..............................................       18,263       --             --
    Deferred income taxes..............................................        9,907        (70,904)     (427,077)
    Compensation associated with ESOP..................................      --             167,403       246,136
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.........................   (4,936,747)       (40,425)    1,792,842
    Decrease (increase) in unbilled revenue............................      198,038       (198,038)      --
    Decrease (increase) in inventories.................................      304,688       (808,207)     (187,944)
    (Increase) decrease in refundable income taxes.....................      (68,903)      (292,629)      139,944
    Decrease in other current assets...................................       29,464         81,175       143,634
    Increase (decrease) in accounts payable and accrued liabilities....      114,723       (277,086)      689,165
                                                                         -----------  -------------  ------------
        Net cash (used) provided by operating activities...............   (2,955,322)    (1,578,456)    3,811,752
                                                                         -----------  -------------  ------------

INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements..................     (511,423)      (533,177)     (597,452)
    Proceeds from disposal of equipment................................           --         38,884       --
    Cancellation of life insurance policies............................      152,787       --             --
    Long-term receivable...............................................      114,665       (104,841)      --
    Investment in capitalized software.................................     (275,101)       (34,104)      (48,240)
    Other assets.......................................................        1,500           (796)       (7,900)
    Cash paid for Datotek acquisition..................................      --            --             (44,511)
                                                                         -----------  -------------  ------------
        Net cash (used) by investing activities........................     (517,572)      (634,034)     (698,103)
                                                                         -----------  -------------  ------------

FINANCING ACTIVITIES:
    Exercise of stock options, including income tax benefits...........       88,689         53,387        85,723
    Borrowings under line of credit....................................    4,500,000        500,000       --
    Payment of line of credit..........................................   (2,250,000)      (500,000)      --
    Payment of debt....................................................       (2,494)    (2,345,175)     (696,136)
                                                                         -----------  -------------  ------------
        Net cash provided (used) by financing activities...............    2,336,195     (2,291,788)     (610,413)
                                                                         -----------  -------------  ------------
    Net (decrease) increase in cash and cash equivalents...............   (1,136,699)    (4,504,278)    2,503,236
Cash and cash equivalents at beginning of year.........................    1,876,748      6,381,026     3,877,790
                                                                         -----------  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................  $   740,049  $   1,876,748  $  6,381,026
                                                                         -----------  -------------  ------------
                                                                         -----------  -------------  ------------
Supplemental disclosures:
    Interest paid......................................................  $   139,063  $      70,991  $    243,472
    Income taxes paid (net of refunds received)........................      108,765        408,193       103,497

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Shares of Common Stock:
  Beginning balance.................................................      1,273,703      1,264,496      1,254,426
  Exercise of stock options.........................................          9,535          9,207         10,070
                                                                      -------------  -------------  -------------
      Ending balance................................................      1,283,238      1,273,703      1,264,496
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Common Stock at par value:
  Beginning balance.................................................  $     127,370  $     126,450  $     125,443
  Exercise of stock options.........................................            954            920          1,007
                                                                      -------------  -------------  -------------
      Ending balance................................................        128,324        127,370        126,450
                                                                      -------------  -------------  -------------
Additional Paid-in Capital:
  Beginning balance.................................................      1,526,110      1,473,643      1,388,927
  Exercise of stock options.........................................         87,735         52,467         84,716
  Termination of ESOP (Note 17).....................................       (347,648)      --             --
                                                                      -------------  -------------  -------------
      Ending balance................................................      1,266,197      1,526,110      1,473,643
                                                                      -------------  -------------  -------------
ESOP Deferred Compensation:
  Beginning balance.................................................       (527,772)      (695,175)      (941,311)
  Principal payments on ESOP debt (Note 6)..........................       --              167,403        246,136
  Termination of ESOP (Note 17).....................................        527,772       --             --
                                                                      -------------  -------------  -------------
      Ending balance................................................       --             (527,772)      (695,175)
                                                                      -------------  -------------  -------------
Unrealized Gain on Investment:
  Beginning balance.................................................       --             --             --
  Available for sale investment (Note 18)...........................        422,000       --             --
                                                                      -------------  -------------  -------------
      Ending balance................................................        422,000       --             --
                                                                      -------------  -------------  -------------
Retained Earnings:
  Beginning balance.................................................      8,464,338      9,707,839      9,175,692
  Net income (loss).................................................        481,603     (1,243,501)       532,147
                                                                      -------------  -------------  -------------
      Ending balance................................................      8,945,941      8,464,338      9,707,839
                                                                      -------------  -------------  -------------
Treasury Stock:
  Beginning balance.................................................        (80,000)       (80,000)       (80,000)
  Termination of ESOP (Note 17).....................................       (180,124)      --             --
  Issuance of stock grants (Note 17)................................         18,263       --             --
                                                                      -------------  -------------  -------------
      Ending balance................................................       (241,861)       (80,000)       (80,000)
                                                                      -------------  -------------  -------------
Total stockholders' equity..........................................  $  10,520,601  $   9,510,046  $  10,532,757
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OPERATIONS

    Technical Communications Corporation, incorporated in 1961 in Massachusetts, and its wholly-owned subsidiaries (the Company) operate in one industry segment: the design, development, manufacture, distribution and sale of communications security devices and systems.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCC Foreign Sales Corporation (FSC), a qualified foreign sales corporation, and TCC Investment Corporation, a Massachusetts Security Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include demand deposits at banks, and certificates of deposit and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. (Note 16)

CAPITALIZED SOFTWARE COSTS

    The Company sells software as a component of its communications systems. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Upon initial product release, these costs are amortized based upon the straight-line method, over three years. As of October 3, 1998, the Company's aggregate investment in capitalized software was $357,445 ($327,658 after accumulated amortization).

    INTANGIBLE ASSETS

    Intangible assets consist primarily of the costs of goodwill, patents and trademarks purchased in business acquisitions. Intangible assets are amortized on a straight-line basis over either 7 1/2 years or an estimated useful life, whichever is shorter. The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

    The Company acquired substantially all of the assets of Datotek, Inc. in May 1995; the acquisition was accounted for as a purchase and, accordingly, an allocation of purchase cost to the Company's assets and liabilities was made to reflect fair values. The allocation resulted in unallocated excess purchase cost over net assets acquired (goodwill) of $1,614,131, which is being amortized on a straight-line basis over 7 1/2 years.

RECOGNITION OF REVENUE

    The Company generally recognizes revenue upon shipment of products, except in the case of long-term contracts for which the revenue is recognized under the percentage-of-completion method. In 1998, the Company recorded a significant amount of deferred revenue due to customer billings in excess of the revenue recognized under the percentage of completion accounting method.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

RECLASSIFICATION

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation.

INCOME TAXES

    The Company records income tax expense in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting and tax bases of assets and liabilities.

WARRANTY COSTS

    The Company provides for warranty costs at the time of sale based upon actual experience.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

a.) Cash and Cash Equivalents, Accounts Receivable and Accounts Payable--The carrying amount of these assets and liabilities on the Company's consolidated balance sheet approximates their fair value because of the short maturity of these instruments.

b) Available for Sale Investment--The carrying amount of this asset on the Company's consolidated balance sheet equals fair market value based on market valuation.

c.) Line of Credit--The carrying amount of this liability on the Company's consolidated balance sheet approximates its fair value because of the short maturity of this instrument.

EARNINGS PER SHARE

    At the beginning of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share for entities with publicly held common stock (Note 5). As a result, all prior period EPS data has been restated to conform with the provisions of this statement, which includes the presentation of both a "Basic" and a "Diluted" EPS. Basic EPS has been computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, only stock options that are dilutive--those that reduce earnings per share--have been calculated in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

AVAILABLE FOR SALE INVESTMENT

    Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in marketable equity securities are accounted for at market value, with the difference between cost and market value, net of related tax effects, recorded currently to stockholders equity as "Net Unrealized Gain on Available for Sale Investment" (Note 18).

FISCAL YEAR-END POLICY

    The Company by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless other-wise decided by its Board of Directors. The year ended October 3, 1998, included 53 weeks, while the years 1997 and 1996 ended on September 27, 1997 and September 28, 1996 each included 52 weeks.

NEWLY ISSUED PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Statements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement to have a material impact on its financial condition or results of operations, based upon current business practices.

(3) INVENTORIES

    Inventories consist of the following:

                                                                              OCTOBER 3,   SEPTEMBER 27,
                                                                                 1998          1997
                                                                             ------------  -------------
Finished goods.............................................................  $    173,141   $    64,781
Work in process............................................................       776,047     1,220,152
Raw materials and supplies.................................................     2,170,103     2,139,046
                                                                             ------------  -------------
Total inventories..........................................................  $  3,119,291   $ 3,423,979
                                                                             ------------  -------------
                                                                             ------------  -------------

(4) OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                              OCTOBER 3,   SEPTEMBER 27,
                                                                                 1998          1997
                                                                             ------------  -------------
Reserve for product warranty...............................................  $    167,772   $   163,480
Customer advance payments..................................................        83,885       149,011
Sales representative commissions...........................................       135,514       746,833
Deferred revenues..........................................................       447,375       --
Customer support agreements................................................       914,585       519,839
Income taxes payable.......................................................       289,513       --
Other......................................................................       202,790       114,106
                                                                             ------------  -------------
Total accrued liabilities..................................................  $  2,241,434   $ 1,693,269
                                                                             ------------  -------------
                                                                             ------------  -------------

(5) EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted EPS were calculated as follows:

                                                                         1998         1997          1996
                                                                      ----------  -------------  ----------
BASIC NET INCOME/(LOSS).............................................  $  481,603  $  (1,243,501) $  532,147
                                                                      ----------  -------------  ----------
WEIGHTED AVERAGE SHARES OUTSTANDING.................................   1,281,924      1,270,625   1,257,384
Outstanding dilutive stock options with option price less than
  average market price..............................................       6,083       --            41,003
                                                                      ----------  -------------  ----------
ADJUSTED WEIGHTED AVERAGE SHARES....................................   1,288,007      1,270,625   1,298,387
                                                                      ----------  -------------  ----------
BASIC EARNINGS PER SHARE............................................       $0.38         $(0.98)      $0.42
                                                                      ----------  -------------  ----------
                                                                      ----------  -------------  ----------
DILUTED EARNINGS PER SHARE..........................................       $0.37         $(0.98)      $0.41
                                                                      ----------  -------------  ----------
                                                                      ----------  -------------  ----------

    Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years were as follows: 138,316 in 1998; 261,155 in 1997; and 192,902 in 1996.

(6) DEBT

    At October 3, 1998, the Company had a $5,000,000 line of credit (increased from $3,500,000 on May 1, 1998) at a rate of prime plus 1/2 of 1% (8.75% at October 3, 1998). Availability under the line of credit has been reduced by $911,526 for outstanding standby letters of credit (see Note 11). During the twelve months ended October 3, 1998, the Company borrowed $4,500,000 against its credit line in order to accommodate additional working capital requirements in conjunction with a $7.4 million sale which was substantially completed during the final quarter of fiscal 1998. The Company repaid $2,250,000 during the year, reducing the outstanding indebtedness to $2,250,000 at the end of fiscal 1998. On October 8, 1998, the Company repaid the entire amount borrowed following receipt of payment in full of the outstanding receivable balance on the $7.4 million sale.

    Other than outstanding standby letters of credit, the Company had no borrowings under the line of credit in 1997 or 1996. This line of credit is secured by a pledge of substantially all the assets of the Company. This line of credit expires on May 1, 1999, unless renewed.

    On November 17, 1989, the Company established the Technical Communications Corporation Employees' Stock Ownership Trust (the "Trust") for the benefit of its employees. During 1990 and 1991, the Trust borrowed $1,212,500 and $1,287,488, respectively, from two banks, and purchased 190,350 shares of the Company's common stock at fair market value. The Company acted as guarantor on these loans and, as a result, recorded the principal balance of such loans on its balance sheet as long-term debt with an offsetting charge to "ESOP deferred compensation" within the Stockholders' Equity section. On April 30, 1997, the Company provided a loan of $82,702 to the Trust in order to pay off the remaining balance of the 1990 bank loan. This new loan, which bears interest at 9% per annum, required equal monthly payments of principal of $3,446, commencing on May 31, 1997. On August 28, 1997, the Company provided a second loan of $472,222 to the Trust in order to pay off the 1991 bank loan. This second Company loan to the Trust bore interest at 13.6% per annum and required equal monthly principal payments of $9,838 beginning on September 28, 1997.

    At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997. Actual termination of the Company's ESOP was effected in fiscal 1998 by transferring all remaining shares that had not been allocated to participants to Treasury Stock (Note 17).

    The Company made contributions to the Trust equal to the monthly payment of principal and interest on the ESOP loans as they became due. Because the payment of principal resulted in the release of shares from collateral, which shares were then available for allocation to employees, the principal portion of these contributions was recorded as compensation expense. Such contributions were, therefore, expensed to compensation and interest when they were made or accrued. The compensation and interest elements are as follows:

                                                               OCTOBER 3,  SEPTEMBER 27,  SEPTEMBER 28,
                                                                  1998         1997           1996
                                                               ----------  -------------  -------------
Compensation.................................................  $   --       $   167,403    $   246,136
Interest.....................................................      --            49,104         71,996
                                                               ----------  -------------  -------------
Total contributions..........................................  $   --       $   216,507    $   318,132
                                                               ----------  -------------  -------------
                                                               ----------  -------------  -------------

    On May 31, 1995, the Company completed an asset purchase of the secure communications business of Datotek, Inc., a subsidiary of AT&T Corp., for $3,687,000. This acquisition was funded partly by the Company's cash reserves and partly through loans amounting to $2,250,000 from two banks. These loans, payable in equal installments of principal over a period of five years, plus interest at The First National Bank of Boston's prime rate plus 1/2 of 1%, were paid in full during November 1996.

(7) INCOME TAXES

    The provisions (credits) for income taxes consist of the following:

                                                                    OCTOBER 3,  SEPTEMBER 27,  SEPTEMBER 28,
                                                                       1998         1997           1996
                                                                    ----------  -------------  -------------
Current:
  Federal.........................................................  $   29,629   $  (294,024)   $   502,784
  State...........................................................      26,706       113,495        132,028
                                                                    ----------  -------------  -------------
Total current taxes...............................................      56,335      (180,529)       634,812
                                                                    ----------  -------------  -------------
Deferred:
  Federal.........................................................     111,641       (16,519)      (365,442)
  State...........................................................      (7,442)     (217,452)       (91,988)
                                                                    ----------  -------------  -------------
Total deferred taxes..............................................     104,199      (233,971)      (457,430)
                                                                    ----------  -------------  -------------
Total provision (benefit).........................................  $  160,534   $  (414,500)   $   177,382
                                                                    ----------  -------------  -------------
                                                                    ----------  -------------  -------------

    The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to earnings before income taxes due to the following:

                                                                    OCTOBER 3,  SEPTEMBER 27,  SEPTEMBER 28,
                                                                       1998         1997           1996
                                                                    ----------  -------------  -------------
Tax at U.S. statutory rate........................................  $  220,210   $  (563,720)   $   241,240
Benefit of Foreign Sales Corp.....................................     (74,269)      --             (23,604)
State income taxes, net of Federal benefit........................      12,714      (103,957)        28,260
Tax-exempt interest...............................................      --           --              (6,875)
Other.............................................................      32,933       (17,912)         5,861
Increase (reduction) in valuation allowance.......................     (31,054)      271,089        (67,500)
                                                                    ----------  -------------  -------------
Total.............................................................  $  160,534   $  (414,500)   $   177,382
                                                                    ----------  -------------  -------------
                                                                    ----------  -------------  -------------

    Deferred income taxes consist of the following:

                                                                                   OCTOBER 3,   SEPTEMBER 27,
                                                                                      1998          1997
                                                                                  ------------  -------------
NOL carryforward................................................................  $    --        $   543,891
FAS 115 investment..............................................................      (228,000)      --
Goodwill........................................................................       126,671        88,823
Inventory reserve...............................................................       457,158       426,247
Warranty reserve................................................................        67,562        98,237
Payroll related accruals........................................................       476,082       144,589
Other...........................................................................       193,914       153,515
                                                                                  ------------  -------------
Total...........................................................................     1,093,387     1,455,302
Less: Valuation allowance.......................................................  $   (593,866)  $  (624,920)
                                                                                  ------------  -------------
Total...........................................................................  $    499,521   $   830,382
                                                                                  ------------  -------------
                                                                                  ------------  -------------

    The valuation allowance relates to uncertainty with respect to the Company's ability to realize prepaid tax assets.

    Refundable income taxes represent estimated refunds from the Federal government from carryback claims. All refunds are expected to be received within the next fiscal year.

(8) STOCK OPTIONS

    At the February 1992 Annual Meeting of Stockholders, the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the SOP Plan) to replace a previous, expired plan. The Company reserved 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant.

    At the February 1997 Annual Meeting of Stockholders, the Company increased the reserve for shares under the SOP Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

    The Company had previously adopted an Incentive Stock Option Plan (the ISO
Plan) which reserved shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. The ISO Plan expired December 15, 1991. Options are still outstanding, generally expire ten years from the date of grant, and are exercisable in cumulative annual increments commencing one year after the date of grant.

    In 1991, the stockholders approved a Non-Qualified Stock Option Plan which reserved 50,000 shares of common stock for issuance to non-employee Directors of the Company at prices not less than the fair market value on the date of grant. This plan was discontinued in February 1997, but options are still outstanding and are exercisable at any time after the date of the grant until expiration, which is five years from the date of grant.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based compensation plans. Had compensation for awards in fiscal years 1996 through 1998 under the Company's stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                                                    OCTOBER 3,  SEPTEMBER 27,  SEPTEMBER 28,
                                                                       1998         1997           1996
                                                                    ----------  -------------  -------------
Net Income (loss)
  As reported.....................................................  $  481,603   $(1,243,501)   $   532,147
  Pro forma.......................................................  $  296,646   $(1,432,295)   $   376,293
Basic Earnings per common share
  As reported.....................................................       $0.38        $(0.98)         $0.42
  Pro forma.......................................................       $0.26        $(1.23 )        $0.31

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation expense may not be representative of the amount to be expensed in future years. Pro forma compensation expense for options granted is reflected over the vesting period; future pro forma compensation expense may be greater as additional options are granted.

    The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.08%, 6.00%, and 6.43% for 1998, 1997, and 1996, respectively, expected life equal to each grant's vesting period (1 to 10 years), expected volatility of 100%, and an expected dividend yield of 0%.

    A summary of the Company's stock option activity is as follows:

                                                                    1998                      1997               1996
                                                          ------------------------  ------------------------  -----------
                                                                         AVERAGE                   AVERAGE
                                                           NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF
                                                            SHARES        PRICE       SHARES        PRICE       SHARES
                                                          -----------  -----------  -----------  -----------  -----------
Options outstanding, beginning of year..................     261,155    $   10.14      233,905    $   10.13      167,550
Options granted
  Option Price = Fair Market Value......................     106,369    $    6.58       34,700    $    9.33       46,950
  Option Price > Fair Market Value......................      --           --           16,000    $   11.45       50,000
Options exercised.......................................      (3,100)   $    4.00       (7,500)   $    6.90      (10,070)
Options forfeited.......................................    (220,025)   $    9.57      (15,950)   $   10.92      (20,525)
                                                          -----------               -----------               -----------
Options outstanding, end of year........................     144,399    $    8.58      261,155    $   10.14      233,905

Options exercisable.....................................      69,029    $    8.12       72,965    $    9.50       51,470

Weighted average fair value per share of options granted
  during the year.......................................                $    4.65                 $    7.76


                                                            AVERAGE
                                                           EXERCISE
                                                             PRICE
                                                          -----------
Options outstanding, beginning of year..................   $   10.24
Options granted
  Option Price = Fair Market Value......................   $    8.71
  Option Price > Fair Market Value......................   $   11.24
Options exercised.......................................   $   11.26
Options forfeited.......................................   $   11.03

Options outstanding, end of year........................   $   10.13
Options exercisable.....................................   $    9.78
Weighted average fair value per share of options granted
  during the year.......................................   $    6.77

    The following summarizes certain data for options outstanding at October 3, 1998;

                                                                                                            WEIGHTED
                                                                                              WEIGHTED       AVERAGE
                                                                                               AVERAGE      REMAINING
                                                              NUMBER OF       RANGE OF        EXERCISE     CONTRACTUAL
                                                               SHARES      EXERCISE PRICES      PRICE         LIFE
                                                             -----------  -----------------  -----------  -------------
Options outstanding, end of year:..........................      78,619   $    4.00-- $8.00   $    5.97          9.36
                                                                 55,670   $    8.01--$12.00   $    9.57          8.90
                                                                 10,110   $   12.01--$16.75   $   13.61         10.20
                                                             -----------
                                                                144,399                       $    8.58          9.25

Options exercisable:.......................................      46,219   $    4.00-- $8.00   $    5.84
                                                                 17,970   $    8.01--$12.00   $    9.56
                                                                  4,840   $   12.01--$16.75   $   13.64
                                                             -----------
                                                                 69,029                       $    8.12

(9) PROFIT-SHARING PLAN

    The Company has a qualified, contributory, trusteed profit-sharing plan covering substantially all employees. The Company's policy is to fund contributions as they are accrued. The contributions are allocated based on the employee's proportionate share of total compensation. The Company's contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. No provision for contributions was made for 1997. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant's contributions to the plan for fiscal 1998 and elected to extend the 25 cents per dollar of the first 6% throughout fiscal 1999. The Company contributed approximately $37,700 and $46,000 in 1996 for the Company's contribution to the plan.

(10) EXECUTIVE INCENTIVE BONUS PLAN

    The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company's performance as defined in the plan. Bonuses of $104,500 were earned and accrued in fiscal 1996 for key management employees, while no bonuses were earned and accrued under the plan in either 1997 or 1998.

(11) OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

    At October 3, 1998, and September 27, 1997, the Company was contingently liable under open standby letters of credit totaling $911,526 and $839,158, respectively. These letters of credit are issued in the ordinary course of business to secure the Company's performance under contracts with its customers. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been exercised. The Company does not expect to incur any loss associated with these letters of credit.

    As of October 3, 1998, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions, and the fact that the majority of its foreign trade receiv-ables are secured by letters of credit or foreign credit insurance.

(12) RELATED PARTY TRANSACTIONS

    During fiscal years 1997 and 1996, the Company incurred expenses of $116,038 and $96,360, respectively, with FutureComms, Inc., for telecommunications software consulting services. FutureComms is owned and operated by Michelle D. Gerard, the wife of the Company's President and CEO prior to his termination in February, 1998. FutureComm's work ended in August, 1997.

    Lawrence A. Kletter, Esq., who resigned as a director during fiscal 1997, is a member of a law firm which provided legal services to the Company.

    During 1996, the Company leased a sales office from Arnold McCalmont, former Chairman of the Board; the lease payment for the year was $1.00. The fair value of such rent was estimated at less than $5,000.

    On November 19, 1998, the Company settled certain litigation as set forth in
Note 20 below.

    On June 27, 1995, the Company invested $250,800 for a minority interest in Corporation, a privately held company that develops high performance management and analysis systems for Asynchronous Transfer Mode (ATM) networks. The Company also paid a deposit for inventory, purchased at a discounted price, valued at $244,200 as well as entered into a distribution agreement with Net2Net that gave TCC the exclusive right to sell Net2Net products to certain U.S. Government departments. As of October 3, 1998, $144,283 of the inventory had been sold and the remaining $99,917 has been either written down or fully reserved. On May 15, 1998, Visual Networks, Inc. ("Visual"), a public company, merged with and into Net2Net. Under the terms of the merger, all outstanding shares of Net2Net were exchanged for an aggregate of 2,250,000 shares of Visual common stock. Pursuant to an Escrow Agreement by State Street Bank & Trust Company to indemnify and hold Visual and the Merger Subsidiary harmless from the breach of default of representations, warranties, covenants and agreements given or made by Net2Net, seven and one-half percent (7.5%) of the aggregate number of shares of Visual Common Stock issued to Net2Net stockholders in connection with the merger are being held in escrow until the earlier of (i) three business days after the delivery by Visual's independent certified public accountants of its reports for the fiscal year ended December 31, 1998 and (ii) the close of business on March 31, 1999. Pursuant to a Registration Rights Agreement, Visual has agreed to file a registration statement covering the shares of Visual Common Stock issued in the Merger by no later than one month after March 1, 1999. Until this registration has been completed, Visual shares are considered restricted, in that they may not be transferred or resold except as permitted under the Securities Act of 1933.

    Net2Net's President was Stephen McCalmont, son of Arnold McCalmont, a former director and former Chairman of Technical Communications Corporation, and brother of James McCalmont, another former Director of the Company. Both of these gentlemen, in addition to Herbert A. Lerner, a former director and former Treasurer of the Company, were also investors in Net2Net Corporation. This investment, which represents less than a 5% interest, was accounted for using the cost method; however, under Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investment in Visual securities is now accounted for at market value (Note 18).

(13) MAJOR CUSTOMERS AND EXPORT SALES

    In fiscal 1998, the Company had two customers representing 71% (54% and 17%) of net sales. In fiscal 1997, the Company had three customers, including the U.S. Government as one customer, representing 51% (25%, 13%, and 13%) of net sales. In fiscal 1996, the Company had three customers, including the U.S. Government, representing 54% (26%, 16%, and 12%) of net sales.

    A breakdown of net sales is as follows:

                                                                  OCTOBER 3,    SEPTEMBER 27,  SEPTEMBER 28,
                                                                     1998           1997           1996
                                                                 -------------  -------------  -------------
Domestic.......................................................  $   1,631,459  $   2,734,690  $   3,633,425
Foreign........................................................  $  12,224,322  $   9,523,948  $  10,379,377
                                                                 -------------  -------------  -------------
Total Sales....................................................  $  13,855,781  $  12,258,638  $  14,012,802
                                                                 -------------  -------------  -------------
                                                                 -------------  -------------  -------------

    A summary of foreign sales by geographic area follows:

                                                                      OCTOBER 3,      SEPTEMBER 27,      SEPTEMBER 28,
                                                                         1998             1997               1996
                                                                     -------------  -----------------  -----------------
North America
  (excluding the U.S.).............................................          0.1%             1.0%               1.3%
Central and South America..........................................          5.0%            33.8%               6.7%
Europe.............................................................          4.2%             6.1%              11.6%
Mid-East and Africa................................................         84.4%            53.8%              46.0%
Far East...........................................................          6.3%             5.3%              34.4%

(14) COMMITMENTS AND CONTINGENCIES

    The Company is the defendant in GERARD V. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in United States District Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.

    The Company is also party to various claims arising in the normal course of business. Management believes that these are adequately provided for or will not result in a significant additional liability to the Company.

(15) LEASES

    The Company leases its headquarters under an operating lease. The Company has renewed the lease on its headquarters located in Concord, Massachusetts through June 30, 2000. Future minimum lease payments depend on the Consumer Price Index at December 31, 1998, but are estimated at $158,700 a year through fiscal 1999 and $119,000 for the first nine months of fiscal 2000. This lease may be further renewed for an additional two and one-half years through December 31, 2002. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the current renewal term, and of the additional renewal term, if elected. Annual rental expense amounted to $155,300 in fiscal year 1998 and $146,160 per year for fiscal years 1996 and 1997.

    On April 6, 1998, the Company entered into a capital lease for computer equipment valued and recorded at $20,370 ($17,876 after accumulated depreciation) which is included in the Engineering and Manufacturing Equipment category of the Company's equipment and leasehold improvements. The lease term is for three years and contains a bargain purchase option which may be exercised upon lease expiration. Minimum annual principal payments over the next three years are: $6,404 in 1999; $7,043 in 2000; and $4,429 in 2001.

(16) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following:

                                                                      OCTOBER 3,   SEPTEMBER 27,  ESTIMATED
                                                                         1998          1997         USEFUL
                                                                     ------------  -------------  ----------
Engineering and manufacturing equipment............................  $  2,221,594   $ 1,920,289   3-8 years
Demonstration equipment............................................     1,058,550       922,696   3-5 years
Furniture and fixtures.............................................     1,079,569     1,036,423   3-8 years
Automobiles........................................................        44,335        89,899   5 years
Leasehold improvements.............................................       414,467       413,348   2-5 years
                                                                     ------------  -------------  ----------
Total equipment and leasehold improvements.........................  $  4,818,515   $ 4,382,655   2-8 years
                                                                     ------------  -------------  ----------
                                                                     ------------  -------------  ----------

(17) TREASURY STOCK TRANSACTIONS

    Following termination of its ESOP on October 1, 1997 (Note 6), the Company accounted for the termination in the manner specified in AICPA Statement of Position (SOP) 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, paragraph 38. Specifically, the Company transferred the remaining 23,543 shares that had not been allocated to participants to Treasury Stock and valued the transaction at the fair market value of the shares at the October 1, 1997 reacquisition date. Unearned ESOP shares were credited for the cost of the shares, zeroing out the balance remaining in the Deferred Compensation liability contra account, and the difference was recognized in Additional Paid in Capital.

    On August 14, 1998, 2,865 shares of Technical Communications Corporation Common Stock were granted to members of the Company's Board of Directors at a price per share of $6.38, which was equal to current market value on date of grant. These shares were issued from the Company's Treasury Stock.

(18) AVAILABLE-FOR-SALE INVESTMENT

    The Company's investment in Visual Network's Common Stock following the merger of Net2Net into Visual Networks, Inc. on May 15, 1998 (Note 12), although restricted pending the filing of a registration statement by Visual in March, 1999, is considered an available-for-sale investment in the accompanying balance sheet and is carried at market value. At October 3, 1998, the market value of this investment was $900,800, giving rise to an unrealized gain of $650,000 ($422,000 net of tax effects) when compared to the $250,800 cost.

(19) RISKS

    The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers (Note 13), technological change (which can cause obsolescence of the Company's products and inventories), actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts (either before or after award), variations in market demand, the loss of key personnel, etc. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

(20) SUBSEQUENT EVENTS

    On November 19, 1998, the Company reached agreement on and subsequently announced the settlement of shareholder litigation initiated by Philip Phalon and Dr. Mahmud Awan, which had been pending in Middlesex County, Massachusetts Superior Court since February 1998. The settlement agreement and standstill agreement executed by the Company and members of the opposition group that had filed a Form 13D (the "13D Group") in the settlement of the above described litigation set forth mutual full releases as to the litigation and also include provisions requiring (i) the Company to reimburse the 13D Group's expenses in payments aggregating $395,000 ($300,000 expensed and payable in the first quarter of fiscal 1999; $50,000 payable before the end of fiscal 1999; and $45,000 payable before the end of fiscal 2000), (ii) the dissolution of the 13D Group (Note: Members of the 13D Group plan to file an amendment to their Form 13D dissolving the 13D Group in either December 1998 or January 1999.), and
(iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

    On November 19, 1998, Carl H. Guild, Jr., the Company's Chief Executive Officer and President, was granted warrants to purchase 100,000 shares of the Company's Common Stock under the 1991 Stock Option Plan. These options are all at a price of $4.00 per share, equal to fair market value at date of grant, and are exercisable as follows: (i) 60,000 shares became exercisable on November 19, 1998; (ii) 20,000 are exercisable on June 30, 1999; and 20,000 are exercisable on September 30, 1999.

    On December 8, 1998, the Company entered into a new agreement with General Dynamics (Addendum No. 5) which replaced the previous minimum purchase agreement for AT&T Secure Communications Systems products. Under terms of this agreement, the Company will: a) purchase selected General Dynamics inventory at General Dynamics' cost of $1.1 million during Fiscal 1999; b) receive expanded distribution rights for the United States and Europe, areas previously excluded from the agreement by General Dynamics; and c) assume responsibility for certain product warranties granted by General

Dynamics on sales within the U. S. and European territories. Most of the affected products were sold by General Dynamics during 1998 under one year warranties scheduled to expire during 1999, although there are a small number of extended warranty products with expiration dates in 2000. The Company does not believe that its total warranty exposure is material. The Company does not believe that its obligations under this Agreement will materially adversely impact its liquidity or operations. Although no assurances can be given that certain purchased products will not eventually become technologically obsolete, the Company believes that the selected product inventory that will be purchased from General Dynamics can either be sold to certain foreign customers of the Company or to new customers in the expanded distribution territories of the U.S. and Europe in the forseeable future.

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    For the years ended October 3, 1998, and September 27, 1997.

                                                      FIRST QUARTER     SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
FISCAL 1998                                         DECEMBER 27, 1997   MARCH 28, 1998   JUNE 27, 1998   OCTOBER 3, 1998
--------------------------------------------------  -----------------   --------------   -------------   ---------------
Net sales.........................................     $2,935,048         $3,405,457      $3,281,399       $4,233,877
Gross profit......................................      1,363,962          2,110,584       2,123,894        2,794,733
Net (loss) income.................................       (128,719)           178,142         222,415          209,765
Net (loss) income per share
  Basic...........................................          $(.10)              $.14            $.17             $.16
  Diluted.........................................          $(.10)              $.14            $.17             $.16

                                                      FIRST QUARTER     SECOND QUARTER   THIRD QUARTER     FOURTH QUARTER
FISCAL 1997                                         DECEMBER 28, 1996   MARCH 29, 1997   JUNE 28, 1997   SEPTEMBER 27, 1997
--------------------------------------------------  -----------------   --------------   -------------   ------------------
Net sales.........................................     $3,058,114         $4,054,348      $2,027,070         $3,119,106
Gross profit......................................      1,853,362          2,664,537         803,410          1,783,666
Net income (loss).................................         35,951            121,924        (998,674)          (402,702)
Net income (loss) per share
  Basic...........................................           $.03               $.09           $(.78)             $(.32)
  Diluted.........................................           $.03               $.09           $(.78)             $(.32)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation (a Massachusetts corporation) and its subsidiaries as of October 3, 1998, and September 27, 1997, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended October 3, 1998, September 27, 1997, and September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of October 3, 1998 and September 27, 1997, and the results of their operations and their cash flows for the years ended October 3, 1998, September 27, 1997 and September 28, 1996, in conformity with generally accepted accounting principles.

Boston, Massachusetts
October 30, 1998

(except for the matters discussed in Note 20

as to which the date is December 8, 1998)

                                                                     SCHEDULE II

                      TECHNICAL COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                  BALANCE AT    ADDITIONS   DEDUCTIONS   BALANCE AT
                                                                   BEGINNING   CHARGED TO      FROM          END
                                                                    OF YEAR      EXPENSE     RESERVES      OF YEAR
                                                                  -----------  -----------  -----------  -----------
Allowance for doubtful accounts--
Year Ended October 3, 1998......................................   $  25,000    $ 187,075    $ 142,075    $  70,000
Year Ended September 27, 1997...................................      53,707       --           28,707       25,000
Year Ended September 28, 1996...................................      48,692       10,000        4,985       53,707

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS

To Technical Communications Corporation:

We have audited, in accordance with generally accepted auditing standards, the supplemental schedule of Valuation and Qualifying Accounts listed as Schedule II above, and have issued our report thereon dated October 30, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
October 30, 1998