Form 10-Q
period 1999-01-02
TECHNICAL COMMUNICATIONS CORP
filed 1999-02-12
CIK 96699

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the
------ Securities Exchange Act of 1934 for the quarterly period ended January 2, 1999 or

------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ________________________

          Commission File Number: 0-8588

                       TECHNICAL COMMUNICATIONS CORPORATION
                       ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-2295040
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


100 Domino Drive, Concord, MA                           01742-2892
----------------------------------------  ---------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X         No
                                -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 5, 1999: 1,373,336.

                                  INDEX




                                                                   Page
                                                                   ----

PART I     Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets, as of
           January 2, 1999 (unaudited) and October 3, 1998          1

           Condensed Consolidated Statements of Operations
           (unaudited), Three (3) months ended January 2, 1999
           and December 27, 1997                                    2

           Condensed Consolidated Statements of Cash Flows
           (unaudited), Three (3) months ended January 2, 1999
           and December 27, 1997                                    3

           Notes to Condensed Consolidated Financial Statements     4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      5

PART II    Other Information                                        8

           Signatures                                               9

        PART I. Financial Information -- Item 1. Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                             January 2, 1999   October 3, 1998
                                                                             (unaudited)       ---------------
                                                                             ---------------
Assets
------
Current Assets:
  Cash and cash equivalents                                                  $ 3,368,875          $  740,049
  Accounts receivable--trade, less allowance for doubtful
    accounts of $70,000                                                          793,409           8,196,296
  Inventories                                                                  3,664,767           3,119,291
  Other current assets                                                           879,467             949,536
                                                                             -----------         -----------
    Total current assets                                                       8,706,518          13,005,172

Equipment and leasehold improvements                                           4,856,738           4,818,515
  Less: accumulated depreciation and amortization                              3,915,569           3,773,457
                                                                             -----------         -----------
        Equipment and leasehold improvements--net                                941,169           1,045,058

Goodwill                                                                       1,614,131           1,614,131
  Less: accumulated amortization                                                 770,170             716,443
                                                                             -----------         -----------
         Goodwill--net                                                           843,961             897,688

Other assets                                                                   1,526,847           1,224,811
                                                                             -----------         -----------

                                                                             $12,018,495         $16,172,729
                                                                             -----------         -----------
                                                                             -----------         -----------

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                                           $   220,784        $    302,742
  Revolving line of credit                                                          ---            2,250,000
  Accrued liabilities
   Compensation and related expenses                                             282,846             401,596
   Other                                                                       1,258,069           2,241,434
                                                                             -----------         -----------
     Total current liabilities                                                 1,761,699           5,195,772
                                                                             -----------         -----------
Other long-term liabilities                                                      456,580             456,356

Commitments and contingencies

Stockholders' Equity:
  Common stock, par value $.10 per share; authorized
   3,500,000 shares; issued and outstanding 1,294,541
   shares at 1/2/99 and 1,283,238 shares at 10/3/98                              129,454             128,324
  Treasury stock at a cost, 30,678 shares                                       (241,861)           (241,861)
  Additional paid-in capital                                                   1,305,870           1,266,197
  Unrealized gain on investment, net                                             649,200             422,000
  Retained earnings                                                            7,957,553           8,945,941
                                                                             -----------         -----------
     Total stockholders' equity                                                9,800,216          10,520,601
                                                                             -----------         -----------
                                                                             $12,018,495         $16,172,729
                                                                             -----------         -----------
                                                                             -----------         -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                                 Quarters Ended
                                                                 --------------
                                                        January 2, 1999    December 27, 1997
                                                        ---------------    -----------------
Net sales                                                  $ 1,071,356         $ 2,935,048
Cost of sales                                                  381,550           1,571,086
                                                           ------------        -----------
     Gross profit                                              689,806           1,363,962

Operating expenses:
  Selling, general and
   administrative expenses                                   1,495,672           1,327,142
  Product development costs                                    539,662             232,991
                                                           ------------        ------------
     Total operating expenses                                2,035,334           1,560,133
                                                           ------------        ------------

Operating loss                                               (1,345,528)           (196,171)
                                                           ------------        ------------


Other income (expense):
  Interest income                                               34,666              11,389
  Interest expense                                              (3,207)               ---
  Other                                                         (3,781)             13,158
                                                           ------------        ------------
     Total other income (expense):                              27,678              24,547
                                                           ------------        ------------

Loss before income taxes                                    (1,317,850)           (171,624)

Benefit for income taxes                                      (329,462)            (42,905)
                                                           ------------        ------------

Net loss                                                   $  (988,388)        $  (128,719)

Net loss per common share:
  Basic                                                          $(.77)              $(.10)
  Diluted                                                        $(.77)              $(.10)

Weighted average common shares outstanding
used in computation:
  Basic                                                      1,288,206           1,277,880
  Diluted                                                    1,288,206           1,277,880


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                   TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                 Quarters Ended
                                                                 --------------
                                                     January 2, 1999      December 27, 1997
                                                     ---------------      -----------------
Operating Activities:
Net loss                                              $   (988,388)        $  (128,719)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
   Depreciation and amortization                           240,520             185,501

Changes in assets and liabilities:

  Accounts receivable                                    7,402,887            (342,936)
  Unbilled revenue                                              --          (1,528,472)
  Inventories                                             (545,476)           (730,647)
  Refundable income taxes                                       --             233,426
  Other current assets                                     (51,931)            (14,286)
  Accounts payable and other accrued liabilities        (1,183,849)            775,560
                                                      -------------        ------------

    Net cash (used) provided by operating activities     4,873,763          (1,550,573)
                                                      -------------        ------------

Investing Activities:

  Additions to equipment and leasehold improvements        (38,223)            (55,348)
  Investment in capitalized software                            --             (77,604)
  Other assets                                               2,483              (2,535)
                                                      -------------        ------------

    Net cash used by investing activities                  (35,740)           (135,487)
                                                      -------------        ------------
Financing Activities:

  Proceeds from stock issuance                              40,803              50,689
  Borrowings under line of credit                               --           1,000,000
  Payment of line of credit                             (2,250,000)                 --
                                                      -------------        ------------
    Net cash provided (used) by financing activities    (2,209,197)          1,050,689

  Net increase (decrease) in cash and cash equivalents   2,628,826            (635,371)

Cash and cash equivalents at beginning of the period       740,049           1,876,748
                                                      -------------        ------------
Cash and cash equivalents at the end of the period    $  3,368,875         $ 1,241,377
                                                      -------------        ------------
                                                      -------------        ------------


SUPPLEMENTAL DISCLOSURES:

  Interest paid                                       $     19,541          $        --
  Income taxes paid (refunds received), net                139,891            (233,426)


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                      TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   FORWARD-LOOKING STATEMENTS


Note: The discussions in this Form 10-Q, including any discussions of or impact, expressed or implied, on Technical Communications Corporation's (the "Company") anticipated operating results and future earnings contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to the following: future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates, the Company's ability to renegotiate its line of credit with its banks, the correctness of management judgement that certain expenditures will benefit the Company in the future, and the accuracy of management's estimates of the value of the Company's assets and the adequacy of its reserves. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-Q for the quarter ended January 2, 1999.

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with Company's consolidated financial statements for the year ending October 3, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1. INVENTORIES
        Inventories consisted of the following:


                              January 2, 1999           October 3, 1998
                              ---------------           ---------------
      Finished Goods           $   69,739                   173,141
      Work in Process           1,126,539                   776,047
      Raw Materials             2,468,489                $2,170,103
                               ----------                ----------
                               $3,664,767                $3,119,291
                               ----------                ----------
                               ----------                ----------

NOTE 2. LONG-TERM DEBT
As of January 2, 1999, the Company had a $5,000,000 revolving line of credit at a rate of plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and is due to mature on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of January 2, 1999 the Company is compliant with these covenants. Availability under the line of credit had been reduced by $988,430, as of January 2, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line.

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is the defendant in GERARD V. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the United States District Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.

NOTE 4. COMPREHENSIVE INCOME

During the first quarter of fiscal 1999 the company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income", which represents unrealized gain on securities available for sale. During the first quarter of fiscal 1999 the company's comprehensive income totaled ($761,188).


          PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is in the business of designing, manufacturing and marketing communications security equipment. The Company receives orders for equipment from customers, which may take several months or longer to manufacture and ship. With the exception of long-term contracts where revenue is recognized under the percentage of completion method, the Company generally recognizes income on a unit-of-delivery basis. This latter method can cause revenues to vary widely from quarter to quarter and therefore quarterly comparisons of revenue may not be indicative of any trend.

Net sales for the quarter ended January 2, 1999 and December 27, 1997, were $1,071,356 and $2,935,048, respectively. This decrease of 63% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the first quarter of fiscal 1999 was $689,806 as compared to gross profit of $1,363,962 for the same period of fiscal year 1998. This represented a 49% decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales was 64% in the first quarter of fiscal 1999 as compared to 46% for the same period in fiscal year 1998.

Selling, general and administrative expenses for the first quarter of fiscal 1999 and 1998 were $1,495,672 and $1,327,142, respectively. This increase of 13% was primarily attributable to approximately $475,000 in costs associated with the settlement of litigation. These increased costs were partially offset by a reduction of approximately $308,000 in commissions, travel related costs and service contracts, associated with the lower sales volume and a continued effort at general cost reductions.

Product development costs for the quarter ended January 2, 1999 were $539,662 compared to $232,991 for the same period in fiscal 1998. This increase of 132% was attributable to the continued commitment to new product development, particularly the Cipher X7000 series product line.

The Company incurred a net loss of $988,388 for the first quarter of fiscal 1999 as compared to a net loss of $128,719 for the same period in fiscal 1998. The decrease in profitability is primarily attributable to the decrease in gross profit and the increase in operating spending as described above.

YEAR 2000 COMPLIANCE UPDATE

Technical Communications Corporation has been actively addressing the Year
2000 (Y2K) problem since April 1998. Generally speaking, the Y2K problem results from the use of two-digit, rather than four-digit date years in computer systems and software applications. Today, many systems rely on two (or one) digits to represent the year portion of a date. For example, 1997 is usually stored as 97 (or 7). As a result, the year 2000, represented by 00
(or 0), could be interpreted as 1900. This type of error could cause problems when systems display, calculate, store and print dates.

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

COMPANY'S STATE OF READINESS

Technical Communications Corporation has divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area will consist of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As indicated, the Company has been actively working on Y2K related issues for ten months, and is prioritizing its efforts based on how severe an effect a potential noncompliance would have on customer service and core business functions. It is anticipated that the entire Y2K initiative will be complete by June 1999. Product testing and internal/external system evaluations are now complete. To facilitate the plan, the Company has appointed a program manager to oversee all Y2K initiatives.

Technical Communications Corporation has tested all of its current products for Y2K problems. A product is deemed Y2K compliant if the product, when used in accordance with its associated documentation, is capable of processing, receiving, and/or providing data within or between the 20(th) and 21(st) centuries, provided that all other products used in conjunction with the product in question properly exchange date data with that product. It should be noted that certain TCC products deemed to be Y2K compliant may require a service update in order to achieve Y2K compliant status.

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

TCC's internal Y2K initiative includes a review of all computer hardware and software related systems including: internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. The inventory and assessment phase of this review is approximately 90% complete. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration is now Y2K compliant. Supporting systems will continue to be tested and evaluated. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

The Y2K external systems review process consists of identifying and contacting suppliers and service providers that are believed to be significant to the Company's business operations. The Company will access each supplier's Y2K readiness based on its formal response to a TCC Y2K status request. The Company intends to monitor the Y2K compliant process of key suppliers that either indicate they are not yet Y2K compliant or do not respond to the Company's requests. This process is ongoing and is expected to continue in 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

As of January 2, 1999, the Company has incurred expenses related to the Y2K problem of approximately $35,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs ranging from $35,000-$100,000 in order to complete the Y2K process and to upgrade a small number of older products currently still in use. The preceding numbers represent TCC's best estimate of remediation costs pertaining to Y2K issues. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

Based on current information, the Company believes that the year 2000 problem will not have a material adverse effect on the Company's overall business and financial condition. Since all current products are either Y2K compliant or can be made Y2K compliant, future sales of all such products do not represent a Y2K risk to the Company. Even though TCC is adopting a proactive strategy, there can be no assurances that Y2K problems will not have any impact on the business. Despite efforts to ensure that products will function correctly into the Y2K, The Company may see an increase in warranty and other claims, especially those related to older products or products that incorporate third party software or hardware. If any of the Company's material suppliers or service providers experience unforeseen Y2K issues, the Company's production, product development, and operations may also be materially adversely effected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

During the first quarter of fiscal 1999 the company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information''. SFAS 131 established standards for the way that public companies report information about operating segments in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The adoption of this Statement did not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $2,628,826 or 355% to $3,368,875 as of January 2, 1999, from a balance of $740,049 at October 31, 1998. This increase was primarily due to the reduction of accounts receivable and partially offset by an increase in inventory and a reduction in current liabilities. The current ratio increased to 4.9:1 at January 2, 1999 compared to 2.5:1 as of October 3, 1998, primarily as a result of the cash received on accounts receivable during the quarter.

As of January 2, 1999, the Company had a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and is due to mature on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of January 2, 1999 the Company is compliant with these covenants. Availability under the line of credit had been reduced by $988,430 as of January 2, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line. In the prior year during the three months ended December 27, 1997, the Company borrowed $1,000,000 under its line of credit.

Management anticipates no unusual capital expenditures during the remainder of fiscal 1999. Management is currently working to renew its existing line of credit, if it is unable to do so, its operations may be substantially adversely affected.

PART II. Other Information

ITEM 1.  LEGAL PROCEEDINGS:

The Company is the defendant in GERARD V. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in United States Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibits:
             Exhibit 27: Financial Data Schedule

         b.  Reports on Form 8-K:
             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TECHNICAL COMMUNICATIONS CORPORATION
                                        ------------------------------------
                                          (Registrant)



February 12, 1999                          By:     /s/ Carl H. Guild, Jr.
-----------------                              ------------------------------
Date                                           Carl H. Guild, Jr., President
                                                and Chief Executive Officer



February 12, 1999                          By:     /s/ Michael P. Malone
-----------------                              ------------------------------
Date                                           Michael P. Malone, Director of
                                                Finance and Principal
                                                Financial Officer