Form 10-K405/A
period 1998-10-03
TECHNICAL COMMUNICATIONS CORP
filed 1999-03-26
CIK 96699

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 1


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
      _______________TO_______________.


                        TECHNICAL COMMUNICATIONS CORPORATION
               (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                04-2295040
  (State or other jurisdiction of          (I..R.S. Employer Identification No.)
  incorporation or organization)

      100 DOMINO DRIVE, CONCORD, MA                       01742-2892
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

      Based on the closing price of the stock as of December 11, 1998, the aggregate market value of the registrant's Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 11, 1998, was approximately $7,000,000.

      The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 11, 1998, was 1,294,541.

FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-K/A, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO THE
FOLLOWING: FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES, THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANKS, THE CORRECTNESS OF MANAGEMENT JUDGMENT THAT CERTAIN EXPENDITURES WILL BENEFIT THE COMPANY IN THE FUTURE, AND THE ACCURACY OF MANAGEMENT'S ESTIMATES
OF THE VALUE OF THE COMPANY'S ASSETS AND OF THE ADEQUACY OF ITS RESERVES. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES & EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K/A FOR FISCAL YEAR ENDED OCTOBER 3, 1998.

This Amendment No. 1 on Form 10-K/A amends and restates the Report of Independent Public Accountants on the Financial Statements of the Company, as filed under Item 14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 1998 by Technical Communications Corporation., for the purpose of correcting a typographical error which resulted in the inadvertent omission of the conformed signature of the independent public accountants. In addition this Form 10-K/A also amends and restates the Management 's Discussion and Analysis of Financial Condition and Results of Operations as filed under Item 7, for the purpose of including a discussion on the Company's Market Risk as required under Item 305 of Regulation S-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and the results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

          CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

          The discussions in this Form 10-K/A, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's results may differ significantly from results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to the following: future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates, the Company's ability to renegotiate its line of credit with its banks, the correctness of management judgment that certain current expenditures will benefit the Company in the future and the accuracy of management's estimates of the value of the Company's assets and of the adequacy of its reserves. These and other risks are detailed from time to time in the Company's filings with the Securities & Exchange Commission, including this Form 10-K/A, for the fiscal year ended October 3, 1998.

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

          Technical Communications Corporation has tested approximately 90% of its products for Y2K problems to date. A product is deemed Y2K compliant if the product, when used in accordance with its associated documentation, is capable of processing, receiving, and/ or providing data within or between the 20th and 21st centuries, provided that all other products used in conjunction with the product in question properly exchange date data with that product. It should be noted that certain TCC products deemed to be Y2K compliant may require a service update in order to achieve Y2K compliant status.

          Although no assurances can be given, the Company believes that all current products are either Y2K compliant or can be made Y2K compliant with minor adjustments or software upgrades. This product assessment has identified date-related issues with certain older products that TCC no longer manufactures or sells. It is the Company's intent to offer upgrades or alternative products where reasonably practicable. In some cases the Company sells encryption systems that interact with third party products or operate with computer systems not under the Company's control. There can be no assurances that such third party equipment will function correctly into the year 2000.

          TCC's internal Y2K initiative includes a review of all computer hardware and software related systems including; internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. The inventory and assessment phase of this review is approximately 80% complete. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration, is now Y2K compliant. Supporting systems will continue to be tested and evaluated. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

          As of October 3, 1998, the Company has incurred expenses related to the Y2K problem of approximately $25,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs ranging from $45,000 - $110,000 in order to complete the Y2K process and to upgrade a small number of older products currently still in use. The preceding numbers represent TCC's best estimate of remediation costs pertaining to Y2K issues. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving Y2K compliance.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

          Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the Company's overall business and financial condition. Since all current products are either Y2K compliant or can be made Y2K compliant, future sales of all such products do not represent a Y2K risk to the Company. Even though TCC is adopting a proactive strategy, there can be no assurances that Y2K problems will not have any impact on the business. Despite efforts to ensure that products will function correctly into the year 2000, The Company may see an increase in warranty and other claims, especially those related to older products or products that incorporate third party software or hardware. If any of the Company's material suppliers or service providers experience unforeseen Y2K issues, the Company's production, product development and operations may also be materially adversely effected.

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

          Foreign sales increased by $2,700,374, or 28.4%, to $12,224,322, primarily due to the aforementioned sale. On the other hand, domestic sales decreased $1,103,231, or 40.3%, to $1,631,459; the decrease is predominantly due to continued procurement reductions by U. S. government agencies.

          Gross profit for fiscal year 1998 was $8,393,173, compared to $7,104,975 in fiscal 1997, an increase of 18.1%. Gross profit expressed as a percentage of sales was 61% in fiscal 1998 compared to 58% in the prior year, which was primarily due to improved product mix and tighter cost controls.

          Engineering, design and product development costs in fiscal 1998 were $1,414,746, compared to $2,378,564 in fiscal 1997. The $ 963,818, or 40.5%, decrease is attributable in part to charging more support engineering costs directly to the aforementioned customized systems orders and the capitalization of certain software development costs related to the Company's KEYNET 2 product.
 In addition, outside product development costs were sharply reduced by focusing engineering design developments on selected products and by bringing most of these efforts in house.

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

          Investment income earned during fiscal 1998 was $24,068, compared to $128,722 in fiscal 1997. The decrease was largely the result of increased working capital requirements associated with the aforementioned large foreign contract, which was not shipped until the fourth quarter of fiscal 1998.

          The Company attained a net profit of $481,603, or $.37 per diluted share during fiscal 1998, compared to a net loss of $1,243,501, or $.98 per share during fiscal 1997. The improvement in fiscal 1998 profitability was a result of an improved mix of higher margin foreign sales combined with reductions in fixed expense, particularly in internal product development.


          The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of October 3, 1998, none of the Company's monetary assets or liabilities were subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

FISCAL 1997 COMPARED TO FISCAL 1996

          Consolidated net sales for the year ended September 27, 1997, were $12,258,638, compared with sales of $14,012,802 for the prior fiscal year. This decrease of $1,754,164, or 13%, is attributed to declining sales of certain Datotek products acquired during fiscal 1995 which are reaching the end of their product life cycle and the failure to receive certain customer orders in time to ship before year-end. Other products helped to offset some of the revenue decline in Datotek products.

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

          Gross profit for fiscal year 1997 was $7,104,975, compared to $8,231,388 in fiscal 1996. The 14% decrease in gross profit is primarily the result of the decline in revenue. Gross profit expressed as a percentage of sales was 58% in fiscal 1997 compared to 59% in the prior year. Higher margins tend to be associated with higher sales because not all manufacturing costs are truly variable.

          Engineering, design and product development costs in fiscal 1997 were $2,378,564, compared to $1,955,852 in fiscal 1996. The $422,712, or 22%, increase represents an investment in high-speed communications security systems that is intended to enable the Company to compete for emerging opportunities in the corporate enterprise and business-to-business electronic commerce security markets during fiscal 1998 and future years.

          Selling, general and administrative expenses increased by $699,555 from $5,582,553 in fiscal 1996 to $6,282,108 for fiscal 1997. The increase is predominantly the result of higher selling and business development charges as the Company increased its staff in those areas and entered into service support agreements with overseas representatives.

          Investment income earned during fiscal 1997 was $128,722, compared to $239,142 in fiscal 1996. The decrease of $110,420 was predominantly the result of the Company's lower average cash balances during the current year caused by the payment of the Datotek acquisition and ESOP loans. Interest expense also declined by $179,493 from $243,472 in fiscal 1996 to $63,979 for the year just ended, again as a result of the payment of these loans. The $167,047 in other expense incurred during fiscal 1997 was primarily the result of the Company's disposal loss associated with certain capital equipment.

          The Company incurred a net loss of $1,243,501, or $.98 per share, during fiscal 1997 compared to net earnings of $532,147, or $.41 per diluted share, in the prior year. The loss in the current year was a direct consequence of lower sales coupled with a higher investment in new product and a substantial increase in selling and business development expenses.

          MARKET RISK

          The Company is exposed to market risk from changes in equity prices, which could affect its future results of operations and financial condition.
The Company's long-term available-for-sale investment, in Visual Networks, Inc., represents a publicly traded equity security that is sensitive to fluctuations in price. Changes in equity prices would result in changes in the fair value of the Company's long-term available-for-sale investment due to the difference between the current market price and the market price at the last balance sheet date. A 10% decrease in the fiscal year-end 1998 market equity prices would result in a negative impact of $90,080 on the book value of the Company's stockholders' equity. The investment is more fully described in Note 18 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.


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

          The Company's short-term capital requirements are funded primarily from cash from operations and borrowings under the Company's bank credit line. Long-term capital requirements have historically been funded from the Company's operations. Effective May 1, 1998, the Company and its bank increased its existing Revolving Line of Credit Agreement from $3,500,000 to $5,000,000. This line of credit is available until May 1, 1999. Borrowings under the Agreement bear interest at the bank's prime rate plus one-half percent per annum. The line of credit is secured by a lien on substantially all of the Company's assets and is used for working capital requirements and to support letters of credit. During fiscal 1998, the Company borrowed $4,500,000 against this credit line in order to accommodate additional working capital requirements in conjunction with a $7.4 million sale which was substantially completed during the fourth quarter of FY 1998. $2,250,000 of the amount borrowed was repaid during fiscal 1998, reducing the outstanding borrowings at October 3, 1998 to $2,250,000. Availability under the line of credit as of October 3, 1998 has been further reduced by $911,526 for outstanding letters of credit. During the first week of October 1998, the Company repaid the entire outstanding amount upon receipt of payment in full of the outstanding receivable balance on the $7.4 million sale. As of December 11, 1998, no borrowings were outstanding under the line of credit.

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

          On December 8, 1998, the Company entered into a new agreement with General Dynamics (Addendum No. 5) which replaced the previous agreement. Under terms of this agreement, the Company will: a) purchase selected General
Dynamics inventory at General Dynamics' cost of $1.1 million during Fiscal 1999;
b) receive expanded distribution rights for the United States, Canada and Europe, areas previously excluded from the agreement by General Dynamics; and c) assume responsibility for certain product warranties granted by General Dynamics on sales within the U.S., Canadian and European territories. Most of the affected products were sold by General Dynamics during 1998 under one year warranties scheduled to expire during 1999, although there are a small number of extended warranty products with expiration dates in 2000. The Company does not believe that its total warranty exposure is material. The Company does not believe that its obligations under this Agreement will materially adversely impact its liquidity or operations. Although no assurances can be given that certain purchased products will not eventually become technologically obsolete, the Company believes that the selected product inventory that will be purchased from General Dynamics can either be sold to certain foreign customers of the Company or to new customers in the expanded distribution territories of the U.S., Canada and Europe in the forseeable future.

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

                                       PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a] (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors'Report of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:
                                                                      Page
          Consolidated Balance Sheets for the Years Ended
            October 3, 1998 and September 27, 1997                     F-1

          Consolidated Statements of Operations for the Years
            Ended October 3, 1998, September 27, 1997 and
            September 28, 1996                                         F-2

          Consolidated Statements of Cash Flows for the Years
            Ended October 3, 1998, September 27, 1997 and
            September 28, 1996                                         F-3

          Consolidated Statements of Stockholders' Equity for
            the Years Ended October 3, 1998, September 27, 1997
            and September 28, 1996                                     F-4

          Notes to Consolidated Financial Statements                 F-5-F-18

          Report of Independent Auditors                               F-19

[a] (2) The following Consolidated Financial Statement Schedule is included herein:

          Schedule II - Valuation Accounts and Report
                    of Independent Auditors                            F-20

 (a) 3    LIST OF EXHIBITS

3.3 (a)*  Articles of Organization of the Company

3.3 (b)** By-laws of the Company

10.1      Employment Agreement for Carl H. Guild, Jr.

10.2      Standstill Agreement

21        List of Subsidiaries of the Company

27.1      Financial Data Schedule

-  *      Incorporated by reference to previous filings with the Commission
-
-  **     Incorporated by reference to the Company's 8-K filed on May 5, 1998.

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

          TECHNICAL COMMUNICATIONS CORPORATION


          By: /s/ Carl H. Guild, Jr.
             -----------------------
          Carl H. Guild, Jr.
          Chief Executive Officer and President
          Vice Chairman of the Board
          March 25, 1999

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation (a Massachusetts corporation) and its subsidiaries as of October 3, 1998, and September 27, 1997 and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended October 3, 1998, September 27, 1997 and September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of October 3, 1998 and September 27, 1997 and the results of their operations and their cash flows for the years ended October 3, 1998, September 27, 1997 and September 28, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Boston, Massachusetts
October 30, 1998 (except for the matters discussed in Note 20, as to which the date is December 8, 1998)