Form 10-Q
period 1999-04-03
TECHNICAL COMMUNICATIONS CORP
filed 1999-05-14
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 for the quarterly period ended April 3, 1999 or




------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to

         Commission File Number:  0-8588


                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                              04-2295040
--------------------------------       ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                              01742-2892
----------------------------------------                   ----------
(Address of principal executive offices)                   (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
                                                   -----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 7, 1999: 1,376,951

                                     INDEX



                                                                                 Page
                                                                                 ----
PART I   Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets,
         as of April 3, 1999 (unaudited) and October 3, 1998                      1

         Condensed Consolidated Statements of Operations,
         Quarter ended April 3, 1999 and March 28, 1998 (unaudited)               2

         Six (6) months ended April 3, 1999 and March 28, 1998 (unaudited)        3

         Condensed Consolidated Statements of Cash Flows, Six (6) months ended
         April 3, 1999 and March 28, 1998 (unaudited)                             4

         Notes to Condensed Consolidated Financial Statements                     5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                     7


PART II  Other Information                                                       11


         Signatures                                                              12


          PART I. Financial Information - Item 1. Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                                                April 3, 1999
                                                                 (unaudited)      October 3, 1998
                                                                 ------------     ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $  2,554,772      $    740,049
   Accounts receivable - trade,  less allowance for doubtful
      accounts of $70,000                                             719,081         8,196,296
   Other receivables                                                1,286,582                --
   Inventories                                                      4,206,946         3,119,291
   Other current assets                                               967,999           949,536
                                                                 ------------      ------------
              Total current assets                                  9,735,380        13,005,172

Equipment and leasehold improvements                                4,841,393         4,818,515
   Less:  accumulated depreciation and amortization                 3,986,431         3,773,457
                                                                 ------------      ------------
                                                                      854,962         1,045,058

Goodwill                                                            1,614,131         1,614,131
   Less:  accumulated amortization                                    823,897           716,443
                                                                 ------------      ------------
                                                                      790,234           897,688

Other assets                                                          337,226         1,224,811
                                                                 ------------      ------------

                                                                 $ 11,717,802      $ 16,172,729
                                                                 ------------      ------------
                                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                              $    460,282      $    302,742
   Revolving line of credit                                                --         2,250,000
   Accrued liabilities
      Compensation and related expenses                               389,705           401,596
      Other                                                         1,244,412         2,241,434
                                                                 ------------      ------------
              Total current liabilities                             2,094,399         5,195,772
                                                                 ------------      ------------

Other long-term liabilities                                           256,042           456,356

Commitments and contingencies

Stockholders' Equity:

   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued and outstanding 1,376,951
     shares at 4/3/99 and  1,283,238 shares at 10/3/98                129,454           128,324
   Treasury stock at cost, 27,063 shares at 4/3/99 and
      30,678 shares at 10/3/98                                       (213,388)         (241,861)
   Additional paid-in capital                                       1,305,870         1,266,197
   Unrealized gain on investment, net                                  54,568           422,000
   Retained earnings                                                8,090,857         8,945,941
                                                                 ------------      ------------
              Total stockholders' equity                            9,367,361        10,520,601
                                                                 ------------      ------------

                                                                 $ 11,717,802      $ 16,172,729
                                                                 ------------      ------------
                                                                 ------------      ------------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                Quarters Ended
                                                                --------------
                                                        April 3, 1999    March 28, 1998
                                                        -------------    --------------
Net sales                                                $ 1,247,336      $ 3,405,457
Cost of sales                                                532,922        1,294,873
                                                         -----------      -----------
            Gross profit                                     714,414        2,110,584

Operating expenses:
     Selling, general and
         administrative expenses                           1,058,640        1,544,294
     Product development costs                               552,606          300,365
                                                         -----------      -----------
           Total operating expenses                        1,611,246        1,844,659
                                                         -----------      -----------
Operating income (loss)                                     (896,832)         265,925
                                                         -----------      -----------
Other income (expense):
    Gain on sale of investment                             1,056,638               --
    Interest income                                           41,477            6,004
    Interest expense                                            (442)         (31,127)
    Other                                                     (4,708)          (3,280)
                                                         -----------      -----------
           Total other income (expense):                   1,092,965          (28,403)
                                                         -----------      -----------
 Income before income taxes                                  196,133          237,522

 Provision for income taxes                                   49,033           59,380
                                                         -----------      -----------
 Net income                                              $   147,100      $   178,142
                                                         -----------      -----------
                                                         -----------      -----------
 Net income per common share:
    Basic                                                $      0.11      $      0.14
    Diluted                                              $      0.11      $      0.14

 Weighted average common shares outstanding
 used in computation:
    Basic                                                  1,368,046        1,283,238
    Diluted                                                1,371,235        1,285,921



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                          Six Months Ended
                                                                          ----------------
                                                                    April 3, 1999    March 28, 1998
                                                                    -------------    --------------
Net sales                                                            $ 2,318,693      $ 6,340,505
Cost of sales                                                            940,234        2,865,959
                                                                     -----------      -----------
            Gross profit                                               1,378,459        3,474,546

Operating expenses:

     Selling, general and
         administrative expenses                                       2,528,551        2,871,436
     Product development costs                                         1,092,268          533,356
                                                                     -----------      -----------
           Total operating expenses                                    3,620,819        3,404,792
                                                                     -----------      -----------
Operating income (loss)                                               (2,242,360)          69,754
                                                                     -----------      -----------
Other income (expense):
    Gain on sale of investment                                         1,056,638             --
    Interest income                                                       76,142           17,393
    Interest expense                                                      (3,648)         (31,127)
    Other                                                                 (8,489)           9,878
                                                                     -----------      -----------
           Total other income (expense):                               1,120,643           (3,856)
                                                                     -----------      -----------
 Income (loss) before income taxes                                    (1,121,717)          65,898

 Provision (benefit) for income taxes                                   (280,429)          16,475
                                                                     -----------      -----------
 Net income (loss)                                                   $  (841,288)     $    49,423
                                                                     -----------      -----------
 Net income (loss) per common share:
    Basic                                                            $      (.63)     $      0.04
    Diluted                                                          $      (.63)     $      0.04

 Weighted average common shares outstanding used in computation:
    Basic                                                              1,327,953        1,280,544
    Diluted                                                            1,327,953        1,290,009



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                     Six Months Ended
                                                                               April 3, 1999   March 28, 1998
                                                                               -------------   --------------
Operating Activities:
Net income (loss)                                                              $  (841,288)     $    49,423

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                                409,789          395,170
      Non-cash compensation                                                         14,678             --
      Gain on sale of investment                                                (1,056,638)            --

Changes in assets and liabilities:
   Accounts receivable                                                           7,477,215          895,554
   Unbilled revenue                                                                   --         (3,815,501)
   Inventories                                                                  (1,087,655)        (655,881)
   Refundable income taxes                                                          61,555          233,426
   Other current assets                                                            (80,018)          17,628
   Accounts payable and other accrued liabilities                                 (853,070)          26,197
                                                                               -----------      -----------
           Net cash (used) provided by operating activities                      4,044,568       (2,853,984)
                                                                               -----------      -----------
Investing Activities:
    Additions to equipment and leasehold improvements                              (22,878)        (265,171)
    Investment in capitalized software                                                --           (152,486)
    Other                                                                            2,230           (4,612)
                                                                               -----------      -----------
           Net cash used by investing activities                                   (20,648)        (422,269)
                                                                               -----------      -----------
Financing Activities:
   Proceeds from stock issuance                                                     40,803           50,689
   Borrowings under line of credit                                                    --          2,000,000
   Payment of line of credit                                                    (2,250,000)            --
                                                                               -----------      -----------
           Net cash provided (used) by financing activities                     (2,209,197)       2,050,689

   Net increase (decrease) in cash and cash equivalents                          1,814,723       (1,225,564)

Cash and cash equivalents at beginning of the period                               740,049        1,876,748
                                                                               -----------      -----------
Cash and cash equivalents at the end of the period                             $ 2,554,772       $   651,184
                                                                               -----------      -----------
                                                                               -----------      -----------
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                               $    19,814      $    31,127
   Income taxes paid (refunds received), net                                        78,336         (231,072)



NON-CASH TRANSACTIONS:


During the six months ended April 3, 1999, the Company sold its investment in common stock of Visual Networks, Inc. and is due proceeds from the sale in the amount of $1,288,633.

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


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           FORWARD-LOOKING STATEMENTS

Note: The discussions in this Form 10-Q, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates and the Company's ability to renegotiate its line of credit with its banks. Although the Company's securities trade on the NASDAQ National Market System, no assurances can be given that the Company will continue to be in compliance with all listing requirements or that the Company's securities will continue to be listed on NASDAQ National Market or on NASDAQ SmallCap market. The delisting of the Company's securities from the NASDAQ could have a material adverse effect on the market price of the Company's securities. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Form 10-K for the fiscal year ended October 3, 1998, Form 10-Q for the quarter ended January 2, 1999 and this Form 10-Q for the quarter ended April 3, 1999.

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


NOTE 1.     INVENTORIES

                   Inventories consisted of the following:

                         April 3, 1999  October 3, 1998
                         -------------  ---------------
Finished Goods            $  223,910     $  173,141
Work in Process            1,094,095        776,047
Raw Materials              2,888,941      2,170,103
                          ----------     ----------
                          $4,206,946     $3,119,291
                          ----------     ----------
                          ----------     ----------


NOTE 2.  DEBT

As of April 3, 1999, the Company had a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matured on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of April 3, 1999 the Company is compliant with these covenants. Availability under the line of credit had been reduced by $886,611, as of April 3, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line. In the prior year during the six months ended March 28, 1998, the Company borrowed $2,000,000 under its line of credit.

Effective May 1, 1999 the company renewed its existing line of credit. The new agreement will expire May 1, 2000 and contains substantially the same terms as the existing agreement. Two additional covenants have been added, which restrict the amount of borrowings to a percentage of certain accounts receivable and inventory balances. Management believes this arrangement in combination with its existing cash balances and cash generated from operations will be adequate to meet its liquidity and capital requirements for the foreseeable future.


NOTE 3.      COMMITMENTS AND CONTINGENCIES

The Company is the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the United States Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.


NOTE 4.  COMPREHENSIVE INCOME

During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income", which represents unrealized gain on securities available for sale. During the six months and quarter ended April 3, 1999 the Company's comprehensive loss totaled ($1,208,720) and ($447,532), respectively.


NOTE 5.  SALE OF INVESTMENT IN VISUAL NETWORK, INC. COMMON STOCK

On April 1, 1999 the Company sold the majority of shares of its investment in Visual Network, Inc. common stock. The Company recognized a gain on the sale of $1,056,638 on a cost basis of $231,995. The proceeds from the sale were received on April 5, 1999 and are included in other receivables at April 3, 1999.

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

    QUARTER ENDED APRIL 3, 1999 AS COMPARED TO QUARTER ENDED MARCH 28, 1998

Net sales for the quarters ended April 3, 1999 and March 28, 1998, were $1,247,337 and $3,405,457, respectively. This decrease of 63% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the second quarter of fiscal 1999 was $714,414 as compared to gross profit of $2,110,584 for the same period of fiscal year 1998. This represented a 66% decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales was 57% in 1999 as compared to 62% for the same period in fiscal year 1998.

Selling, general and administrative expenses for the second quarter of fiscal 1999 and 1998 were $1,058,640 and $1,544,294, respectively. This decrease of 31% was primarily attributable to approximately $390,000 in payroll and travel related costs and commissions and contract services support, associated with the lower sales volume. In addition, there was a decrease in professional services fees of approximately $138,000. These decreased costs were partially offset by an increase of approximately $45,000 in promotional and advertising expenses associated with new product introductions.

Product development costs for the quarter ended April 3, 1999 were $552,606 compared to $300,365 for the same period in fiscal 1998. This increase of 84% was attributable to the continued commitment to new product development, particularly the Cipher X 7000 series product line.

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $25,123 during the second quarter of fiscal 1998 to a net income position of $41,035 for the same period in the current year.

The Company achieved net income of $147,100 for the second quarter of fiscal 1999 as compared to net income of $178,142 for the same period in fiscal 1998. Included in the net income for the second quarter of fiscal 1999 is a one-time gain on the sale of an investment of $1,056,638 and a loss from operations of $896,832. The decrease in operating profitability is primarily attributable to the decrease in gross profit as described above.

 SIX MONTHS ENDED APRIL 3, 1999 AS COMPARED TO SIX MONTHS ENDED MARCH 28, 1998

Net sales for the six months ended April 3, 1999 and March 28, 1998, were $2,318,693 and $6,340,505, respectively. This decrease of 63% in net sales is attributed to variability in revenue recognition as a result of the timing of shipments as well as delays in the receipt of some anticipated orders.

Gross profit for the six months ended April 3, 1999 was $1,378,459, as compared to gross profit of $3,474,546 for the same period of fiscal year 1998. This represented a 60% decrease in gross profit for the period. Gross profit expressed as a percentage of sales was 59% in 1999 as compared to 55% for the same period in fiscal year 1998. The disparity between the two fiscal years is attributed to the sale of a more favorable mix of higher margin products during 1999.

Operating expenses for the first six months of fiscal 1999 were $2,528,551 and the first six months of fiscal 1998 operating expenses were $2,871,436. This decrease of 12% was primarily attributable to approximately $690,000 in payroll and travel related costs and commissions and contract services support, associated with the lower sales volume. In addition there was a decrease in professional services fees of approximately $275,000. These decreased costs were partially offset by approximately $475,000 in costs associated with the settlement of litigation and an increase in promotional and advertising expenses associated with new product introductions of approximately $82,000.

Product development costs for the six months ended April 3, 1999 were $1,092,268 compared to $533,356 for the same period in fiscal 1998. This increase of 105% was attributable to the continued commitment to new product development, particularly the Cipher X 7000 series product line.

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $13,734 during the first six months of fiscal 1998 to a net income position of $72,494 for the same period in the current year.

The Company incurred a net loss of $841,288 for the first six months of fiscal 1999 as compared to net income of $49,423 for the same period in fiscal 1998. Included in the net loss for the first six months of fiscal 1999 is a one-time gain on the sale of an investment of $1,056,638 and a loss from operations of $2,242,360. The decrease in profitability is primarily attributable to the decrease in gross profit and the increase in operating spending as described above.

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

COMPANY'S STATE OF READINESS
Technical Communications Corporation has divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area will consist of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As indicated, the Company has been actively working on Y2K related issues for eleven months, and is prioritizing its efforts based on how severe an effect a potential noncompliance would have on customer service and core business functions. It is anticipated that the entire Y2K initiative will be complete by June 1999. Product testing and internal/ external system evaluations have been completed. To facilitate the plan, the Company has appointed a program manager to oversee all Y2K initiatives.

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

TCC's internal Y2K initiative includes a review of all computer hardware and software related systems including; internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. The inventory and assessment phase of this review complete. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration, is year 2000 compliant. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
As of April 3, 1999, the Company has incurred expenses related to the year 2000 problem of approximately $35,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs ranging from $25,000--$40,000 in order to complete the Y2K process and to upgrade a small number of older products currently still in use. The preceding numbers represent TCC's best estimate of remediation costs pertaining to Y2K issues. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

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

MARKET RISK

The Company is exposed to market risk from changes in equity prices, which could affect its future results of operations and financial condition. The Company's long-term available-for-sale investment, in Visual Networks, Inc., represents a publicly traded equity security that is sensitive to fluctuations in price. Changes in equity prices would result in changes in the fair value of the Company's long-term available-for-sale investment due to the difference between the current market price and the market price at the last balance sheet date. Market risk has been significantly reduced by the sale of most of the Company's investment in the security. A 10% decrease in the market equity prices of April 3, 1999 would not have a material impact on the book value of the Company's stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,814,723 or 245% to $2,554,772 as of April 3, 1999, from a balance of $740,049 at October 3, 1998. This increase was primarily due to the reduction of accounts receivable and partially offset by an increase in inventory and a reduction in current liabilities. The current ratio increased to 4.6:1 at April 3, 1999 compared to 2.5:1 as of October 3, 1998, primarily as a result of the cash received on accounts receivable during the period.

As of April 3, 1999, the Company had a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matured on May 1, 1999. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of April 3, 1999 the Company is compliant with these covenants. Availability under the line of credit had been reduced by $886,611 as of April 3, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line. In the prior year during the six months ended March 28, 1998, the Company borrowed $2,000,000 under its line of credit.

Effective May 1, 1999 the company renewed its existing line of credit. The new agreement will expire May 1, 2000 and contains substantially the same terms as the previous agreement. Two additional covenants have been added, which restrict the amount of borrowings to a percentage of certain accounts receivable and inventory balances. Management believes this arrangement in combination with its existing cash balances and cash generated from operations will be adequate to meet its liquidity and capital requirements for the foreseeable future.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:


The Company is the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the United States Court for the District of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. According to the Complaint, the Company violated federal securities laws in the hiring process for Mr. Gerard by making false statements about the Company which induced him to accept employment, the compensation for which included certain stock options. The Complaint also alleges breach of contract, wrongful termination, and civil conspiracy. At present, the Company's motion to dismiss is pending. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously.


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


                                   TECHNICAL COMMUNICATIONS CORPORATION
                                   ------------------------------------
                                              (Registrant)




May 13, 1999                       By:  /s/ Carl H. Guild, Jr.
------------                          ---------------------------------
Date                                  Carl H. Guild, Jr., President and Chief
                                      Executive Officer


May 13, 1999                       By: /s/ Michael P. Malone
------------                          ---------------------------------
Date                                  Michael P. Malone, Director of Finance
                                      and Principal Financial Officer