Form 10-Q
period 1999-07-03
TECHNICAL COMMUNICATIONS CORP
filed 1999-08-16
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the quarterly period ended July 3, 1999 or

------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ____________________ to _________________________________________

         Commission File Number:  0-8588

                      TECHNICAL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                 04-2295040
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 DOMINO DRIVE, CONCORD, MA                         01742-2892
-------------------------------          ---------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 6, 1999: 1,376,951

                                      INDEX

                                                                                     PAGE
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,
                as of July 3, 1999 (unaudited) and October 3, 1998                      1

                Condensed Consolidated Statements of Operations,
                Quarter ended July 3, 1999 and June 27, 1998 (unaudited),               2

                Nine (9) months ended July 3, 1999 and June 27, 1998 (unaudited),       3

                Condensed Consolidated Statements of Cash Flows,
                Nine (9) months ended July 3, 1999 and June 27, 1998 (unaudited)        4

                Notes to Condensed Consolidated Financial Statements                    5


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                    7

Item 3.         Quantitative and Qualitative Disclosures about Market Risk             10


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                      11

Item 2.         Changes in securities                                                  11

Item 3.         Defaults upon Senior Securities                                        11

Item 4.         Submission of matters to a Vote of Security Holders                    11

Item 5.         Other Information                                                      11

Item 6.         Exhibits and Reports on Form 8-K                                       11

                Signatures                                                             12

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                              July 3, 1999         October 3, 1998
                                                              (Unaudited)             -----------
                                                              -----------

ASSETS
Current Assets:
  Cash and cash equivalents                                   $ 3,262,138             $   740,049
  Accounts receivable - trade,  less allowance for
    doubtful accounts of $70,000                                  494,795               8,196,296
   Inventories                                                  3,908,002               3,119,291
   Other current assets                                           911,643                 949,536
                                                              -----------             -----------
       Total current assets                                     8,576,578              13,005,172

Equipment and leasehold improvements                            4,833,634               4,818,515
   Less:  accumulated depreciation and amortization             4,084,129               3,773,457
                                                              -----------             -----------
                                                                  749,505               1,045,058

Goodwill                                                        1,614,131               1,614,131
   Less:  accumulated amortization                                877,625                 716,443
                                                              -----------             -----------
                                                                  736,506                 897,688

Other assets                                                      282,716               1,224,811

                                                             $ 10,345,305            $ 16,172,729
                                                             ------------            ------------
                                                             ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                          $    388,999            $    302,742
   Revolving line of credit                                            --               2,250,000
   Accrued liabilities
      Compensation and related expenses                           463,472                 401,596
      Other                                                       478,045               2,241,434
                                                              -----------             -----------
       Total current liabilities                                1,330,516               5,195,772
                                                              -----------             -----------

Other long-term liabilities                                       249,513                 456,356


Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued and outstanding 1,376,951
     shares at 7/3/99 and  1,283,238 shares at 10/3/98            129,454                 128,324
   Treasury stock at cost, 27,063 shares at 7/3/99 and
      30,678 shares at 10/3/98                                   (213,375)               (241,861)
   Additional paid-in capital                                   1,305,870               1,266,197
   Unrealized gain on investment, net                              46,412                 422,000
   Retained earnings                                            7,496,915               8,945,941
                                                              -----------             -----------
       Total stockholders' equity                               8,765,276              10,520,601
                                                              -----------              ----------

                                                             $ 10,345,305            $ 16,172,729
                                                              -----------              ----------
                                                              -----------              ----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Operations
                                               (Unaudited)

                                                                                   Quarters Ended
                                                                                   --------------
                                                                        July 3, 1999            June 27, 1998
                                                                       -------------            -------------
Net sales                                                             $    1,361,671          $    3,281,399
Cost of sales                                                                690,853               1,157,505
                                                                        -------------              ---------
            Gross profit                                                     670,818               2,123,894

Operating expenses:
     Selling, general and
         administrative expenses                                           1,043,694               1,385,374
     Product development costs                                               453,850                 378,347
                                                                        -------------             -----------
           Total operating expenses                                        1,497,544               1,763,721
                                                                        -------------             -----------

Operating income (loss)                                                     (826,726)                360,173
                                                                        -------------             -----------
Other income (expense):

    Interest income                                                           38,208                   3,396
    Interest expense                                                            (426)                (65,587)
    Other                                                                     (2,959)                 (1,429)
                                                                        -------------             -----------
           Total other income (expense):                                      34,823                 (63,620)
                                                                        -------------             -----------

 Income (loss) before income taxes                                          (791,903)                296,553

 Provision  (benefit) for income taxes                                      (197,976)                 74,138
                                                                        -------------             -----------
 Net income (loss)                                                 $        (593,927)        $       222,415
                                                                        --------------            -----------
                                                                        --------------            -----------

 Net income (loss) per common share:
    Basic                                                                    $ (0.43)                 $ 0.17
    Diluted                                                                  $ (0.43)                 $ 0.17

 Weighted average common shares outstanding used in computation:

    Basic                                                                  1,376,951               1,283,238
    Diluted                                                                1,376,951               1,287,729


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Statements of Operations
                                               (Unaudited)

                                                                                 Nine Months Ended
                                                                       July 3, 1999             June 27, 1998
                                                                      -------------             -------------

Net sales                                                            $    3,680,363            $    9,621,904
Cost of sales                                                             1,598,165                 4,023,464
                                                                      -------------             -------------
            Gross profit                                                  2,082,198                 5,598,440

Operating expenses:
     Selling, general and
         administrative expenses                                          3,605,168                 4,256,810
     Product development costs                                            1,546,118                   911,703
                                                                      -------------             -------------
           Total operating expenses                                       5,151,286                 5,168,513
                                                                      -------------             -------------

Operating income (loss)                                                 (3,069,088)                   429,927
                                                                      -------------             -------------

Other income (expense):

    Gain on sale of investment                                            1,056,638                        --
    Interest income                                                         114,350                    20,789
    Interest expense                                                         (4,074)                  (96,714)
    Other                                                                   (11,447)                    8,449
                                                                      -------------             -------------
           Total other income (expense):                                  1,155,467                   (67,476)
                                                                      -------------             -------------
 Income (loss) before income taxes                                       (1,913,621)                  362,451

 Provision (benefit) for income taxes                                      (478,405)                   90,613
                                                                      -------------             -------------
 Net income (loss)                                                  $    (1,435,216)          $       271,838
                                                                      -------------             -------------
 Net income (loss) per common share:
    Basic                                                                   $ (1.07)                   $ 0.21
    Diluted                                                                 $ (1.07)                   $ 0.21

 Weighted average common shares outstanding used in computation:
    Basic                                                                 1,344,063                  1,281,452
    Diluted                                                               1,344,426                  1,288,620


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                Nine Months Ended
                                                                        July 3, 1999        June 27, 1998
                                                                       -------------        -------------
Operating Activities:
Net income (loss)                                                      $(1,435,216)        $    271,838

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                        605,896              605,611
      Non-cash compensation                                                 14,677                   --
      Gain on sale of investment                                        (1,056,638)                  --

Changes in assets and liabilities:
   Accounts receivable                                                   7,701,501             (143,074)
   Unbilled revenue                                                              -           (3,582,716)
   Inventories                                                            (788,711)            (313,946)
   Refundable income taxes                                                  75,840              233,426
   Other current assets                                                   ( 37,947)                 202
   Accounts payable and other accrued liabilities                       (1,619,090)            (594,610)
                                                                       ------------          -----------
           Net cash (used) provided by operating activities               3,460,312          (3,523,269)
                                                                       ------------          -----------

Investing Activities:
    Additions to equipment and leasehold improvements                       (15,119)           (318,084)
    Proceeds from sale of investment                                      1,288,633                   -
    Investment in capitalized software                                            -            (263,217)
    Cancellation of life insurance policies                                       -             158,224
    Other                                                                    (2,540)            (16,264)
                                                                       -------------         -----------

           Net cash (used) provided by investing activities               1,270,974            (439,341)
                                                                       -------------         -----------

Financing Activities:
   Proceeds from stock issuance                                              40,803              50,689
   Borrowings under line of credit                                                -           3,250,000
   Payment of line of credit                                             (2,250,000)           (500,000)
                                                                       ------------          -----------

           Net cash (used) provided by financing activities              (2,209,197)          2,800,689

   Net increase (decrease) in cash and cash equivalents                   2,522,089          (1,161,921)

Cash and cash equivalents at beginning of the period                        740,049           1,876,748
                                                                       ------------          ----------

Cash and cash equivalents at the end of the period                     $  3,262,138         $   714,827
                                                                       ------------          ----------
                                                                       ------------          ----------
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                       $     20,256         $    96,714
   Income taxes paid (refunds received), net                                 64,051           (221,072)


NON-CASH TRANSACTIONS:

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

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FORWARD-LOOKING STATEMENTS

Note: The discussions in this Form 10-Q, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates. Although the Company's securities trade on the NASDAQ National Market System, no assurances can be given that the Company will continue to be in compliance with all listing requirements or that the Company's securities will continue to be listed on NASDAQ National Market or on NASDAQ SmallCap market. The delisting of the Company's securities from the NASDAQ could have a material adverse effect on the market price of the Company's securities. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Form 10-K for the fiscal year ended October 3, 1998, Form 10-Q for the quarter ended January 2, 1999, April 3, 1999 and this Form 10-Q for the quarter ended July 3, 1999.

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending October 3, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.     INVENTORIES

            Inventories consisted of the following:

                                                     July 3, 1999        October 3, 1998
                                                   ------------          ---------------

                  Finished Goods                   $    181,070            $    173,141
                  Work in Process                       882,406                 776,047
                  Raw Materials                       2,844,526               2,170,103
                                                   ------------          ---------------
                                                    $ 3,908,002             $ 3,119,291
                                                   ------------          ---------------
                                                   ------------          ---------------

NOTE 2.           DEBT

As of July 3, 1999, the Company has a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of July 3, 1999, the Company is compliant with these covenants. Availability under the line of credit has been reduced by approximately $100,000, as of July 3, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line. In the prior year during the nine months ended June 27, 1998, the Company borrowed $2,750,000 under its line of credit.

On April 30, 1999, the above mentioned line of credit was renewed. An additional covenant was added, which restricts the amount of borrowings to a percentage of certain accounts receivable and inventory balances. Management believes this arrangement, in combination with its existing cash balances and cash generated from operations, will be adequate to meet its liquidity and capital requirements for the foreseeable future.

NOTE 3.      COMMITMENTS AND CONTINGENCIES

The Company is the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. The Company intends to file a motion to dismiss in the near future. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

NOTE 4.       COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income", which represents unrealized gain on securities available for sale. During the nine months and quarter ended July 3, 1999 the Company's comprehensive loss totaled $1,810,804 and $602,085, respectively.

NOTE 5.       SALE OF INVESTMENT IN VISUAL NETWORK, INC. COMMON STOCK

On April 1, 1999 the Company sold the majority of shares of its investment in Visual Network, Inc. common stock. The Company recognized a gain on the sale of $1,056,638 on a cost basis of $231,995. On July 9, 1999 and July 16, 1999, the Company sold the remaining shares of its investment in Visual Network, Inc. common stock. The Company will recognize a gain on the sale of $94,534 on a cost basis of $18,801, during the fourth quarter of 1999.

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

    QUARTER ENDED JULY 3, 1999 AS COMPARED TO QUARTER ENDED JUNE 27, 1998

Net sales for the quarters ended July 3, 1999 and June 27, 1998, were $1,362,000 and $3,281,000, respectively. This decrease of 59% is attributed to variability in revenue recognition as a result of the timing of shipments as well as delays in the receipt of anticipated orders.

Gross profit for the third quarter of fiscal 1999 was $671,000 as compared to gross profit of $2,124,000 for the same period of fiscal year 1998. This represented a 68% decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales was 49% in 1999 as compared to 65% for the same period in fiscal year 1998. The disparity between the two fiscal years is attributed to the sale of a less favorable mix of lower margin products during 1999.

Selling, general and administrative expenses for the third quarter of fiscal 1999 and 1998 were $1,044,000 and $1,385,0000, respectively. This decrease of 25% was primarily attributable to a decrease of $253,000 in payroll and travel related costs and commissions and contract services support, associated with the lower sales volume and the continued emphasis on expense controls. In addition, there was a decrease in professional service fees of $147,000. These decreased costs were partially offset by an increase of $89,000 in product demonstration costs.

Product development costs for the quarter ended July 3, 1999 were $454,000 compared to $378,000 for the same period in fiscal 1998. This increase of 20% was attributable to the continued commitment to new product development, particularly the Cipher X 7000 series product line.

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $62,000 during the third quarter of fiscal 1998 to a net income position of $38,000 for the same period in the current year.

The Company incurred a net loss of $594,000 for the third quarter of fiscal 1999 as compared to net income of $222,000 for the same period in fiscal 1998. Included in the net loss for the third quarter of fiscal 1999 is a loss from operations of $827,000. The decrease in operating profitability is primarily attributable to the decrease in gross profit as described above.

  NINE MONTHS ENDED JULY 3, 1999 AS COMPARED TO NINE MONTHS ENDED JUNE 27, 1998

Net sales for the nine months ended July 3, 1999 and June 27, 1998, were $3,680,000 and $9,622,000, respectively. This decrease of 62% in net sales is attributed to variability in revenue recognition as a result of the timing of shipments as well as delays in the receipt of some anticipated orders.

Gross profit for the nine months ended July 3, 1999 was $2,082,000, as compared to gross profit of $5,598,000 for the same period of fiscal year 1998. This represented a 63% decrease in gross profit for the period. Gross profit expressed as a percentage of sales was 57% in 1999 as compared to 58% for the same period in fiscal year 1998. The disparity between the two fiscal years is attributed to the sale of a less favorable mix of lower margin products during 1999.

Operating expenses for the first nine months of fiscal 1999 were $3,605,000 and the first nine months of fiscal 1998 operating expenses were $4,257,000. This decrease of 15% was primarily attributable to a decrease of $952,000 in payroll and travel related costs and commissions and contract services support, associated with the lower sales volume and the continued emphasis on expense controls. In addition, there was a decrease in professional services fees of $421,000. These decreased costs were offset by $475,000 in costs associated with the settlement of litigation and an increase in promotional and advertising expenses associated with new product introductions of $84,000 and $89,000 in product demonstration costs.

Product development costs for the nine months ended July 3, 1999 were $1,546,000 compared to $912,000 for the same period in fiscal 1998. This increase of 70% was attributable to the continued commitment to new product development, particularly the Cipher X 7000 series product line.

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $76,000 during the first nine months of fiscal 1998 to a net income position of $110,000 for the same period in the current year.

The Company incurred a net loss of $1,435,000 for the first nine months of fiscal 1999 as compared to net income of $272,000 for the same period in fiscal 1998. Included in the net loss for the first nine months of fiscal 1999 is a one-time gain on the sale of an investment of $1,057,000 and a loss from operations of $3,069,000. The decrease in profitability is primarily attributable to the decrease in gross profit as described above.

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

COMPANY'S STATE OF READINESS
Technical Communications Corporation has divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area will consist of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As indicated, the Company has been actively working on Y2K related issues for fifteen months. As of July 3, 1999, the Company has completed all of its Y2K efforts in the areas described above with two minor exceptions involving our internal systems.

Technical Communications Corporation has tested all of its current products for Y2K problems. A product is deemed Y2K compliant if the product, when used in accordance with its associated documentation, is capable of processing, receiving, and/ or providing data within or between the 20(th) and 21(st) centuries, provided that all other products used in conjunction with the product in question properly exchange date data with that product. It should be noted that certain TCC products deemed to be Y2K compliant might require a service update in order to achieve Y2K compliant status.

Although no assurances can be given, the Company believes that all current products are either Y2K compliant, or can be made Y2K compliant with minor adjustments or software upgrades. This product assessment has identified date-related issues with certain older products that the Company no longer manufactures or sells. It is the Company's intent to offer upgrades or alternative products where reasonably practicable. In some cases, the Company sells encryption systems that interact with third party products or operate with computer systems not under the Company's control. There can be no assurances that such third party equipment will function correctly into the year 2000.

The Company's internal Y2K initiative includes a review of all computer hardware and software related systems including; internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. As of July 3, 1999 all internal systems have been reviewed and evaluated. Except for the two minor items noted above, all internal systems are now Y2K compliant. The remaining items will be upgraded within the next 60 days. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration, is year 2000 compliant. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

The Y2K external systems review process consists of identifying and contacting suppliers and service providers that are believed to be significant to the Company's business operations. The Company has reviewed each key supplier and service provider's Y2K readiness based on its formal response to a TCC Y2K status request. As a result the Company does not foresee any disruption in the flow of goods and services. This process is ongoing and is expected to continue into the year 2000.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
As of July 3, 1999, the Company has incurred expenses related to the year 2000 problem of approximately $58,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs of approximately $5,000 in order to complete the Y2K process. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

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

COMPANY'S CONTINGENCY PLAN
TCC is working diligently to minimize the risks associated with Y2K issues. The Company plans to dedicate appropriate resources to address all known Y2K related issues, including potential catastrophic failures due to loss of electricity, security systems, heating systems, etc. Such action may include the use of alternative sources of supply to support manufacturing and product development.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not expect the adoption of this statement to have a material impact on its financial condition or results of operations. In June 1999 FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000.

During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 established standards for the way that public companies report information about operating segments in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. SFAS 131 is a disclosure related statement and has no financial impact on the company. The Company currently has only one segment and no additional disclosures are required.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2,522,000 or 341% to $3,262,000 as of July 3, 1999, from a balance of $740,000 at October 3, 1998. This increase was primarily due to the proceeds from the sale of the investment in Visual Networks, Inc. and the reduction of accounts receivable, which were partially offset by operating losses, an increase in inventory, paying down the line of credit and a reduction in current liabilities. The current ratio increased to 6.5:1 at July 3, 1999 compared to 2.5:1 as of October 3, 1998, primarily as a result of the cash received on accounts receivable during the period.

As of July 3, 1999, the Company has a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of July 3, 1999, the Company is compliant with these covenants. Availability under the line of credit has been reduced by approximately $100,000, as of July 3, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line. In the prior year during the nine months ended June 27, 1998, the Company borrowed $2,750,000 under its line of credit.

On April 30, 1999, the above mentioned line of credit was renewed. An additional covenant was added, which restricts the amount of borrowings to a percentage of certain accounts receivable and inventory balances. Management believes this arrangement, in combination with its existing cash balances and cash generated from operations, will be adequate to meet its liquidity and capital requirements for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in equity prices, which could affect its future results of operations and financial condition. The Company's long-term available-for-sale investment, in Visual Networks, Inc., represents a publicly traded equity security that is sensitive to fluctuations in price. Changes in equity prices would result in changes in the fair value of the Company's long-term available-for-sale investment due to the difference between the current market price and the market price at the last balance sheet date. Market risk has been significantly reduced by the sale of most of the Company's investment in the security. A 10% decrease in the market equity prices of July 3, 1999 would not have a material impact on the book value of the Company's stockholders' equity.

PART II.          Other Information

Item 1.    Legal Proceedings:

The Company is the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. The Company intends to file a motion to dismiss in the near future. Because of the early stage of the litigation, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

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

                                          TECHNICAL COMMUNICATIONS CORPORATION
                                          ------------------------------------
                                           (Registrant)



August 13, 1999                          By:      /S/ CARL H. GUILD, JR.
---------------                               --------------------------------
Date                                          Carl H. Guild, Jr., President
                                              and Chief Executive Officer



August 13, 1999                          By:     /S/ MICHAEL P. MALONE
---------------                               --------------------------------
Date                                          Michael P. Malone, Director of
                                              Finance and Principal Financial
                                              Officer