Form 10-K
period 1999-10-02
TECHNICAL COMMUNICATIONS CORP
filed 1999-12-29
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
OCTOBER 2, 1999                                                   0-8588

                                       or

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  _______________TO_______________.

                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                 04-2295040
           -------------                                 ----------
(State or other jurisdiction of                    (I..R.S. Employer
incorporation or organization)                      Identification No.)

       100 DOMINO DRIVE, CONCORD, MA                     01742-2892
       -----------------------------                     ----------
(Address of principal executive offices)                 (Zip code)

          (978) 287-5100
          --------------
(Registrant's telephone number,
including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                   NONE                                           NONE
                  ------                                         ------
         (Title of each class)                         (Name of each exchange
                                                        on which registered)

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                          -----------------------------
                                (Title of Class)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                  ------    ------

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |X|

              Based on the closing price of the stock as of December 17, 1999, the aggregate market value of the registrant's Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 17, 1999, was approximately $5,234,801.

              The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 17, 1999, was 1,312,513.

FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-K, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999.

                                     PART I

Item 1.       BUSINESS

 (a)          GENERAL

              The Company was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(b)           INFORMATION AS TO INDUSTRY SEGMENTS

              The Company's business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(c)           DESCRIPTION OF BUSINESS

              The Company's products consist of sophisticated electronic devices which enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company's products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment, which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are financial institutions, foreign and domestic governmental agencies, law enforcement agencies and multinational companies requiring protection of mission-critical information.

(d)           PRODUCTS

              Products currently available or under development provide communications security solutions for mission-critical networks, voice and facsimile, centralized key and device management, and military ciphering applications.

              Government Systems

              The DSD 72A-SP High Speed Data Encryptor is a rugged military bulk ciphering system that provides a maximum level of cryptographic security for synchronous data networks operating at up to 34 Mbps. The product supports a wide variety of interfaces and easily integrates into existing networks. Reliable secure communication is ensured with crypto synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems.

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

              The CSD 3324, Secure Fax and Data system protects telephone, fax and data communications even over degraded line conditions. This product is designed to be a perfect solution for government or military officials based in remote locations.

              Secure Office Systems

              The CSD 3600 Secure Portable Telephone Attachment may be placed between any telephone and handset worldwide to provide high-end digital security. Small and portable, the CSD 3600 operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

              The CSD 3700 Fax Security System is a highly secure, automatic transmission fax system that connects to any Group 3-fax machine via a 2-wire interface. Security protection is achieved with Diffie-Hellman negotiated key technology and randomly generated keys that are unique to each communication session. Open and closed networks are supported by the CSD 3700 to enable an open exchange of secure documents in the industrial marketplace or restrict secure communications to only authorized parties in highly confidential or government applications.

              The 4100 Executive Secure Telephone offers strategic level voice and data security in a full-featured executive telephone package. Exceptional voice quality is achieved with three different voice-coding algorithms. The product supports multiple security layers such as automated key management, authentication, certification and access control. Video and telephone conferencing options are also available.

              Network Security Systems

              The CipherONE-TM- family of Network Security Systems is a family of high-speed, high-performance hardware/software-based encryption products for LAN/WAN and Internet applications and includes Network Security Management.

              All of the systems have been designed for complete node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, thereby protecting the user's investment. Network transparent, the products support U.S. Government-backed Triple DES and proprietary encryption algorithms as well as ANSI X9.52 and public key management. Specific products within this family support Frame Relay, Internet (IP) and X.25 protocols.

              The Cipher C 7100 Frame Relay Network Encryptor is a high-speed end to end frame relay encryption system and is easily configured locally with Cipher Site Manager or remotely with KEYNET.

              The Cipher C 7200 IP Network Encryptor provides encryption security at the Internet Protocol (IP) layer and is easily configured locally with Cipher Site Manager or remotely with KEYNET.

              KEYNET Network Security Management is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire CipherONE Security Systems Network, including those on mixed networks such as Frame Relay and IP. KEYNET has an intuitive graphical user interface
(GUI), making it very easy to use. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics and performs automatic polling and alarms from a central and remote location. KEYNET also operates with SNMP-based management systems for ease-of-use and provides instant alarm notification. These high security measures facilitate central management while maintaining optimum security for mission-critical networks worldwide.

(e)           COMPETITION

              The Company has several competitors, including foreign-based companies, in the communications security device field. Few of these competitors offer products that compete across all of the Company's product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies, which may have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Datacom Inc., Cylink Corporation, Motorola Inc., Omnisec AG, Cisco Systems, Information Resource Engineering Inc. and TimeStep Corporation.

              The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives and distributors.

(f)           SALES AND BACKLOG

              In fiscal 1999, the Company had three customers, representing 60% (32%, 17% and 11%) of net sales. In fiscal 1998, the Company had two customers representing 71% (54% and 17%) of net sales. In fiscal 1997, the Company had three customers, representing 51% (25%, 13% and 13%) of net sales.

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

              The Company's backlog of firm orders as of October 2, 1999 was $2,048,000, compared to $732,000 as of October 3, 1998. The Company expects to deliver substantially all of its backlog in fiscal year 2000.

(g)           REGULATORY MATTERS

              As a party to a number of contracts with the U.S. Government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on future contracts. Such a prohibition would have a material adverse effect on the Company. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. government Defense Contract Audit Agency, the General Accounting Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

              The Company's security products are subject to export restrictions administered by the U.S. Department of Commerce, which licenses the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

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

              The Company's technological expertise and experience, including certain proprietary rights, which it has developed and maintains as trade secrets, are crucial to the conduct of the Company's business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company's patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company has a number of trademarks for various products, including TCC, CipherONE and CIPHER
X. The Company does not deem any of its trademarks to be material to the conduct of its business.

(i)           RESEARCH AND DEVELOPMENT

              Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire, train and motivate such technical management and sales personnel. During the twelve-month periods ended October 2, 1999, October 3, 1998 and September 27, 1997, the Company spent $1,935,859, $1,414,746, and
$2,378,564, respectively, on product development. In addition, product development is undertaken by the Company on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

(j)           EMPLOYEES

              As of October 2, 1999, the Company employed 56 persons. The Company believes that its relationship with its employees is good.

(k)           FOREIGN OPERATIONS

              The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 1999 and 1998 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. For example, during fiscal year 1996 foreign and domestic sales were equally profitable. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

              The Company's export sales are conducted through its wholly owned subsidiary, TCC Foreign Sales Corporation (TCC FSC) which is organized and incorporated in the U.S. Virgin Islands. As a qualified Foreign Sales Corporation under the Internal Revenue Code, TCC FSC is able to take advantage of tax incentives enacted by Congress to encourage export sales.

              Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, "SELECTED FINANCIAL DATA".

Item 2.       PROPERTIES

              The Company leases its headquarters located in Concord, Massachusetts, under an operating lease. The premises are used for manufacturing and house the Company's executive offices.

              On October 16, 1992, the Company signed its current lease on its headquarters. The Company has exercised its option to extend this lease for the first of two additional two and one-half year terms ending June 30, 2000 and December 31, 2002. Future minimum lease payments are due through June 30, 2000 and amount to $119,000 for the first nine months of fiscal 2000. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the current renewal term and of the additional renewal term, if elected. Management believes the current facility is capable of meeting the Company's anticipated needs for the foreseeable future.

Item 3.       LEGAL PROCEEDINGS

              On November 19, 1998, the Company settled the shareholder litigation initiated by Philip Phalon and Dr. Mahmud Awan, which had been pending in Middlesex County, Massachusetts Superior Court since February 1998. Pursuant to such settlement, the Company, Arnold McCalmont, Herbert A. Lerner, Robert T. Lessard, Carl H. Guild, Jr., Mitchell B. Briskin, Donald Lake and Thomas E. Peoples entered into a settlement agreement with M. Mahmud Awan and Philip A. Phalon. The settlement agreement and standstill agreement set forth mutual full releases as to the litigation and also include provisions requiring, among other things, (i) the Company to reimburse the former proxy contestants' expenses in payments aggregating $395,000, (ii) the dissolution of the Awan/ Phalon group created to facilitate the proxy contest and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

The Company is also the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1998. This case arises from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. Because the case is in the early stages of discovery, it is impossible to determine the ultimate outcome. The Company is determined to contest this suit vigorously. An earlier complaint brought by Mr. Gerard in the

Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of the Company was held on February 8, 1999. The meeting was conducted for the purpose of (i) electing two Class II Directors, each to serve for a term of three years and (ii) ratifying the election of the Company's independent auditors.

         The ratification of the election of the Class II Directors was approved with 1,161,660 votes in favor, -0-votes against and 14,683 votes abstaining.

         The ratification of the Company's auditors was approved with 1,168,541 votes in favor, 6,202 votes against and 1,600 votes abstaining.

                                     PART II

Item 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

              The Company's Common Stock, $ .10 par value, is traded on the over-the-counter market, on the NASDAQ SmallCap Market System, under the symbol "TCCO". The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The over-the-counter market quotations have been furnished by The NASDAQ Stock Market, Inc.


                                                        PRICE
                                                        -----

 TITLE OF CLASS      QUARTER ENDING             LOW               HIGH
 --------------      --------------             ---               ----
Common Stock,
$.10 par value

                         12/27/97               5.125            9.875
                         03/28/98               4.000            6.500
                         06/27/98               5.000            7.500
                         10/03/98               4.000            8.500

                         01/02/99               4.500            4.500
                         04/03/99               2.625            3.250
                         07/03/99               2.438            2.500
                         10/02/99               2.563            2.562


              The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the forseeable future.

              As of December 17, 1999, there were approximately 1,200 record holders of Common Stock, $ .10 par value. On December 17, 1999, the closing price of the Common Stock was $4.50.


Item 6.       SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA:


                                                             FISCAL YEARS ENDED:

                         OCTOBER 2,        OCTOBER 3,      SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                            1999              1998             1997              1996             1995
-------------------------------------------------------------------------------------------------------------
Net Sales:

     Domestic            $ 1,239,275     $  1,631,459       $ 2,734,690     $  3,633,425       $ 1,535,015
     Foreign (Note A)      5,194,408       12,224,322         9,523,948       10,379,377         8,692,550
-------------------------------------------------------------------------------------------------------------

Total net sales (Note B)   6,433,683       13,855,781        12,258,638       14,012,802        10,227,565



Gross profit               3,305,192        8,393,173         7,104,975        8,231,388         5,351,882

Net income (loss)        (1,218,542)          481,603       (1,243,501)          532,147            88,745

Net income (loss) per share of common stock (Note C)

     Basic                   $ (.96)            $ .38           $ (.98)            $ .42             $ .07
     Diluted                 $ (.96)            $ .37           $ (.98)            $ .41             $ .07

Weighted average
    shares outstanding

     Basic                 1,264,626        1,281,924         1,270,625        1,257,384         1,252,567
     Diluted               1,264,626        1,288,007         1,270,625        1,298,387         1,252,567



                                                                   AS OF:

                         OCTOBER 2,        OCTOBER 3,      SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 30,
                            1999              1998             1997              1996             1995
-------------------------------------------------------------------------------------------------------------
Assets                  $ 10,660,915     $ 16,172,729      $ 12,892,899     $ 16,000,033     $ 15,348,435

Line of credit/current portion,
long-term debt (D)                 -        2,250,000                 -        1,145,175          696,136

Long-term obligations              -                -                 -        1,200,000        2,550,612

-------------------------------------------------------------------------------------------------------------


Notes to Selected Financial Data

(A) A summary of foreign sales by geographic area may be found in Note 15 of the Notes to Consolidated Financial Statements.

(B) Amounts include the sales since May 31, 1995 of Datotek, Inc. The Company acquired the assets comprising the secure communications business of Datotek, Inc. on May 31, 1995.

(C) Dual Earnings per Share reporting in accordance with Financial Accounting Standards Board Statement 128, "Earnings Per Share". Diluted weighted average shares outstanding have not been calculated for fiscal year 1995.

(D) At October 3, 1998, amount represents outstanding borrowings against line of credit.
================================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion of the financial condition and the results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

              CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The discussions in this Form 10-K, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended October 2,1999.

         YEAR 2000 COMPLIANCE UPDATE

Technical Communications Corporation has been actively addressing the year 2000
(Y2K) problem since April 1998. Generally speaking, the Y2K problem results from the use of two-digit, rather than four-digit, date years in computer systems and software applications. Today, many systems rely on two (or one) digits to represent the year portion of a date. For example, 1999 is usually stored as 99 (or 9). As a result, the year 2000, represented by 00 (or 0), could be interpreted as 1900. This type of error could cause problems when systems display, calculate, store and print dates.

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

COMPANY'S STATE OF READINESS

The Company has divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area will consist of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As of October 2, 1999, the Company has completed all of its Y2K efforts in the areas described above with the exception of our internal telephone system.

The Company has tested all of its current products for Y2K problems. A product is deemed Y2K compliant if the product, when used in accordance with its associated documentation, is capable of processing, receiving, and/or providing data within or between the 20(th) and 21(st) centuries, provided that all other products used in conjunction with the product in question properly exchange date data with that product. It should be noted that certain TCC products deemed to be Y2K compliant might require a service update in order to achieve Y2K compliant status.

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

The Company's internal Y2K initiative includes a review of all computer hardware and software related systems including; internal LAN, product development tools, facility operations, interfaces with third parties via EDI links and desktop systems. As of October 2, 1999, all internal systems have been reviewed and evaluated. Except for the item noted above, all internal systems are now Y2K compliant. The remaining item will be upgraded by December 31, 1999. The Company's enterprise information system, which includes manufacturing, financial accounting and sales administration, is year 2000 compliant. At this time, the Company does not anticipate that any internal system will create a substantive disruption in the Company's operation into the year 2000.

The Y2K external systems review process consists of identifying and contacting suppliers and service providers that are believed to be significant to the Company's business operations. The Company has reviewed each key supplier and service provider's Y2K readiness based on its formal response to a TCC Y2K status request. As a result, the Company does not foresee any disruption in the flow of goods and services. This process is ongoing and is expected to continue into the year 2000.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

As of October 2, 1999, the main portion of these costs relates to the evaluation and testing of products for Y2K compliance. The Company anticipates additional costs of approximately $2,500 in order to complete the Y2K process. There can be no assurances that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

Based on current information, the Company believes that the year 2000 problem will not have a material adverse effect on the Company's overall business and financial condition. Since all current products are either Y2K compliant or can be made Y2K compliant, future sales of all such products do not represent a Y2K risk to the Company. Even though The Company is adopting a proactive strategy, there can be no assurances that year 2000 problems will not have any impact on the business. Despite efforts to ensure that products will function correctly into the year 2000, the Company may see an increase in warranty and other claims, especially those related to older products or products that incorporate third party software or hardware. If any of the Company's material suppliers or service providers experience unforeseen Y2K issues, the Company's production, product development, and operations may also be materially adversely effected.

COMPANY'S CONTINGENCY PLAN

The Company is working diligently to minimize the risks associated with Y2K issues. The Company plans to dedicate appropriate resources to address all known Y2K related issues, including potential catastrophic failures due to loss of electricity, security systems, heating systems, etc. Such action may include the use of alternative sources of supply to support manufacturing and product development.

RESULTS OF OPERATIONS

              FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for the years ended October 2, 1999 and October 3, 1998, were $6,434,000 and $13,856,000, respectively. This decrease of 54% in net sales is attributed to variability in revenue recognition as a result of the timing of shipments as well as delays in the receipt of some anticipated orders. More specifically, weakened economic conditions in many countries resulted in reduced order flow from our traditional international government markets.

Gross profit for the year ended October 2, 1999 was $3,305,000, as compared to gross profit of $8,393,000 for the same period of fiscal year 1998. This represented a 61% decrease in gross profit for the period. Gross profit expressed as a percentage of sales was 51% in 1999 as compared to 61% for the same period in fiscal year 1998. The disparity between the two fiscal years is attributed to the negative impact of a higher percentage of fixed costs due to the lower sales volume and the sale of a less favorable mix of lower margin products during 1999.

Selling, general and administrative expenses were $4,312,000 for the year ended October 2, 1999 and were $6,221,000 for fiscal year 1998. This decrease of 31% was primarily attributable to a decrease of $1,506,000 in payroll and travel related costs and contract services support, associated with the lower sales volume and the continued emphasis on expense controls. In addition, there was a decrease in legal fees of $222,000 attributed to the settlement of most litigation in early 1999 and a reduction in bad debt expense of $187,000 due to the completion of a major contract in 1998, which required substantial coverage. These decreased costs were offset by an increase in product demonstration costs of $99,000 and commissions to third party representatives of $125,000.

Product development costs for the year ended October 2, 1999 were $1,936,000 compared to $1,415,000 for the same period in fiscal 1998. This increase of 37% was attributable to the continued commitment to new product development, particularly the Cipher X 7000 series product line, and lower volume of billable development contracts.

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $118,000 during fiscal 1998 to a net income position of $143,000 for the current year.

The Company incurred a net loss of $1,219,000 for the year ended October 2, 1999 as compared to net income of $482,000 for the same period in fiscal 1998. Included in the net loss for fiscal 1999 is a one-time gain on the sale of an investment of $1,151,000 and a loss from operations of $2,943,000. The decrease in profitability is primarily attributable to the decrease in gross profit as described above.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of October 2, 1999, none of the Company's monetary assets or liabilities were subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

              FISCAL 1998 COMPARED TO FISCAL 1997

Consolidated net sales for the year ended October 3, 1998, were $13,856,000 compared with sales of $12,259,000 for the prior fiscal year. This increase of $1,597,000, or 13%, is mainly attributed to shipment of a large order for encryption equipment to a foreign customer.

Foreign sales increased by $2,700,000, or 28%, to $12,224,000, primarily due to the aforementioned sale. On the other hand, domestic sales decreased $1,103,000, or 40%, to $1,631,000; the decrease is predominantly due to continued procurement reductions by U. S. government agencies.

Gross profit for fiscal year 1998 was $8,393,000, compared to $7,105,000 in fiscal 1997, an increase of 18%. Gross profit expressed as a percentage of sales was 61% in fiscal 1998 compared to 58% in the prior year, which was primarily due to improved product mix and tighter cost controls.

Product development costs in fiscal 1998 were $1,415,000, compared to $2,379,000 in fiscal 1997. The $964,000, or 41%, decrease is attributable in part to charging more support engineering costs directly to the aforementioned customized systems orders and the capitalization of certain software development costs related to the Company's KEYNET 2 product. In addition, outside product development costs were sharply reduced by focusing engineering design developments on selected products and by bringing most of these efforts in house.

Selling, general and administrative expenses decreased slightly from $6,282,000 in fiscal 1997 to $6,221,000 for the year just ended, primarily due to significantly lower marketing and business development expenditures reflecting more realistic new product introduction schedules, largely offset by increased sales support costs and higher legal expenses related to the aforementioned litigation.

Investment income earned during fiscal 1998 was $24,000, compared to $129,000 in fiscal 1997. The decrease was largely the result of increased working capital requirements associated with the aforementioned large foreign contract, which was not shipped until the fourth quarter of fiscal 1998.

The Company attained a net profit of $482,000, or $.37 per diluted share during fiscal 1998, compared to a net loss of $1,244,000, or $.98 per share during fiscal 1997. The improvement in fiscal 1998 profitability was a result of an improved mix of higher margin foreign sales combined with reductions in fixed expense, particularly in internal product development.

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive items".

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, " Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not have a material effect on the Company's financial statements, as the Company has only one operating segment.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,599,000 or 216% to $2,339,000 as of October 2, 1999, from a balance of $740,000 at October 3, 1998. This increase was primarily due to the proceeds from the sale of the investment in Visual Networks, Inc. and the reduction of accounts receivable, which were partially offset by operating losses, paying down the line of credit and a reduction in current liabilities. The current ratio increased to 6.7:1 at October 2, 1999 compared to 2.5:1 as of October 3, 1998, primarily as a result of the cash received on accounts receivable during the period.

At October 2, 1999, the Company has a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% (8.75% at October 2, 1999) with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of October 2, 1999, the Company is in compliance with these covenants. The amount of borrowings is restricted to a percentage of certain accounts receivable and inventory balances. Availability under the line of credit has been reduced by $67,476, as of October 2, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line.

During the year ended October 3, 1998, the Company borrowed $4,500,000 under its line of credit. The Company repaid $2,250,000 during 1998, reducing the outstanding indebtedness to $2,250,000 at the end of fiscal 1998. On October 8, 1998, the Company repaid the entire amount borrowed following receipt of payment in full of an outstanding receivable from a significant sale during 1998.

Item 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              See the index to the Financial Statements and Schedules under Part IV, Item 14, in this report.

Item 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                                     Part III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS

         (a)    IDENTIFICATION OF DIRECTORS

         The following table sets forth the year each director first became a director, the position currently held by each director with the Company, their principal occupation during the past five years, any other directorships held by such person in any company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or in any company registered as an investment company under the Investment Company Act of 1940, as amended, and their age. The terms of the Class I Directors expire at the 2001 Annual Meeting of Stockholders; the terms of the Class II Directors expire at the 2002 Annual Meeting of Stockholders and the terms of the Class III Directors expire at the 2003 Annual Meeting of Stockholders.


                 Name and Year First                   Positions and Offices
                  Became a Director                      with the Company
                  -----------------                      ----------------

               Dr. Mahmud Awan (1) (8)  1998          Director, Chairman of the Board       48
                       Class I Director

               David A. B. Brown (2) (8) 1998         Director                              56
                       Class II Director

               Mitchell B. Briskin (3) 1998           Director                              40
                      Class I Director

               Carl H. Guild, Jr. (4) 1997            Director, Vice Chairman of the        55
                        Class III Director            Board, Chief Executive Officer
                                                      and President

               Donald Lake (5)   1998                 Director                              55
                        Class III Director

               Robert T. Lessard (6)   1997           Director                              59
                         Class II Director

               Thomas E. Peoples (7)   1998           Director                              51
                        Class III Director


(1) Dr. Awan joined the Board of Directors and became Chairman of the Board on November 19, 1998. Dr. Awan has served as Chairman and Chief Executive Officer of TechMan International Corporation, a privately held manufacturer of fiber optic medical devices and communication systems, since 1982. Dr. Awan is also President/CEO of Sturbridge Finance limited, a venture capital firm based in Sturbridge, Massachusetts.

(2) Mr. Brown joined the Board of Directors on November 19, 1998, filling a vacancy created by the resignation of Herbert A. Lerner. Since 1984, Mr. Brown has been the president of The Windsor Group, Inc., a business consulting firm focused on the oil industry and international operations.

(3) Mr. Briskin, a Vice-President at Stonebridge Associates LLP since 1999, was re-elected to the Board of Directors in August 1998 in accordance with the terms of the settlement of litigation. From 1997 to 1999 Mr. Briskin was a principal at Concord Investment Partners. From 1996 to 1997 Mr. Briskin was attending Harvard Business School. From 1990 to 1995, Mr. Briskin was General Manager at General Chemical Corporation; previously, he was a lawyer with Patterson, Belknap, Webb & Tyler in New York City.

(4) In conjunction with the legal settlements reached by the Company on November 19, 1998 and the appointment of Dr. Awan as Chairman of the Board, Mr. Guild was named to the new position of Vice Chairman of the Board on the same date. Mr. Guild had served as Chairman of the Board and Chief Executive Officer of the Company from February 13, 1998 until November 19, 1998; he continues to serve as Chief Executive Officer and President. Mr.Guild was elected to the Board on May 1, 1997 and had been an independent consultant to the Company from that time until February 13, 1998. From 1993 to 1997, he was a Senior Vice President with Raytheon Engineers and Constructors, Inc., a unit of Raytheon Company.

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

(7) Mr. Peoples is a Senior Vice President of Gencorp, a publicly held manufacturer of automotive, polymer, aerospace and defense products, and has been employed by that Company since 1992. Previously, Mr. Peoples served as Manager of Business Development for Smart Munitions Programs at Raytheon Company.

(8) Dr. Awan and Mr. Brown were elected pursuant to the settlement agreement set forth in Item 3.


         (b)      IDENTIFICATION OF EXECUTIVE OFFICERS

         The following table sets forth the names of all executive officers of the Company, excluding those who are also directors, the year each first became an executive officer, the position currently held by each officer of the Company, the principal occupation of each officer during the past five years, and the age of each officer.


                         Name and Year              Positions and Offices with
                    First Became an Officer                   the Company                Age
                    -----------------------                   -----------                ---

             John I. Gill (1)   1985                Executive Vice President              59
             Michael P. Malone (2)   1998           Principal Financial Officer/
                                                    Treasurer/Assistant secretary         40


         (1) Mr. Gill has been employed by the Company since August 1983.
         (2) Mr. Malone has been employed by the Company since November 1998.

         (c)  FAMILY RELATIONSHIPS

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that, during fiscal 1998, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, with the exception of the late filing of a Form 3 for Mr. Malone, Principal Financial Officer of the Company, and the late filing of Form 4's reporting 136 non-discretionary purchases and sales pursuant to margin calls on behalf of Dr. M. Mahmud Awan, Chairman, individually and 47 transactions by TechMan International Corporation, which is wholly-owned by Dr. Awan.

Item 11.      EXECUTIVE COMPENSATION

         (a)      SUMMARY COMPENSATION TABLE

              The following tables set forth certain summary information concerning compensation paid or accrued by the Company during the past three fiscal years to its Chief Executive Officer and the other executive officers of the Company whose annual compensation during Fiscal Year 1999 exceeded $100,000 (hereafter referred to as the "named executive officers"):


                                                   Fiscal                                        All Other
Name and Principal Position                         Year       Salary           Bonus          Compensation
---------------------------                         ----       ------           -----          ------------
Carl H. Guild, Jr. (4)                              1999        $ 199,680       $        -       $  4,814(5)
Chief Executive Officer and President               1998        $ 126,548       $        -       $125,502(6)
                                                    1997        $       -       $        -       $  3,600(7)

John I. Gill                                        1999        $ 119,745       $ 19,700(3)      $  1,797(1)
Executive Vice President                            1998        $ 118,591                 -      $  1,493(2)
                                                    1997        $ 116,325       $ 18,171(3)                -


     (1) Represents the Company's 25% match on the first 6% of Mr. Gill's 1999 fiscal year 401(k) contribution.

     (2) Represents the Company's 25% match on the first 6% of Mr. Gill's 1998 fiscal year 401(k) contribution.

     (3) These amounts of $19,700 and $18,171 were paid to Mr. Gill for services rendered in fiscal years 1998 and 1996, respectively. No payment was received in fiscal year 1998 for services rendered in fiscal 1997.

     (4) Prior to his employment as Chief Executive Officer of the Company and his election as Chairman of the Board on February 13, 1998, Mr. Guild had been an independent consultant to the Company and a Director since May 1, 1997.

     (5) Includes income realized upon receipt of Company stock of $2,000 as a result of a February 8, 1999 grant by the Company's Board of Directors and $2,814 representing the Company's 25% match on the first 6% of Mr. Guild's 1999 fiscal year 401(k) contribution.

     (6) Includes consultant's fees and expenses of $109,689 related to work performed in fiscal year 1997 and paid in fiscal 1998, as well as work performed prior to February 13, 1998 and paid in fiscal 1998. The total also includes Director's fees of $11,300 from the beginning of fiscal 1998 until February 13, 1998, income realized upon receipt of company stock of $3,015 as a result of the Company's August 14, 1998 grant of stock to members of its Board of Directors and $1,498 for the Company's 25% match on the first 6% of Mr. Guild's fiscal 1998 401(k) contribution.

     (7) Includes Director's fees earned and paid in fiscal year 1997. Although Mr. Guild performed consulting services for the Company in fiscal 1997, no payments to him were made until the following year.



         (b)      STOCK OPTIONS

         Set forth below is an Option/SAR Grants table concerning individual grants of stock options and SARs made during fiscal 1999 to each of the named executive officers.

OPTIONS/SAR GRANTS IN FISCAL YEAR 1999


                          Number of          Percent of Total                             Potential realizable Value At
                          Securities           Options/SARs       Exercise                      Assumed Annual
                     Underlying Options/   Granted to Employees    of Base    Expiration     Rates of Stock Price
                         Sars Granted          in FY 1999(1)    Price ($/sh)      Date     Appreciation for Option Term
                         ------------          -------------    ------------      ----     ----------------------------
                                                                                            0%        5%         10%
                                                                                            --        --         ---
Carl H. Guild, Jr.       100,000 (2)               82.6%            $4.00     11/19/08       -      $252,000  $637,000
                          1,000 (3)                 .8%             $3.40      2/8/04      $600       $3,000    $7,000
John I. Gill                  -                      -                -           -          -        -          -


(1) In fiscal year 1999, options to purchase a total of 121,000 shares of the Company's Common Stock were granted to employees of the Company.

(2) Common Stock options which were granted to Mr. Guild under the 1991 Plan on November 19, 1998. These options are exercisable as follows: (i) 60,000 shares became exercisable on 11/19/98 at an exercise price of $4.00 per share, (ii) 20,000 shares became exercisable on 6/30/99 at an exercise price of $4.00 and (iii) 20,000 shares became exercisable on 9/30/99 at an exercise price of $4.00.

(3) Common Stock options which were granted to Mr. Guild under the 1991 Plan on February 8, 1999, exercisable immediately.

The above table does not include outstanding options granted to the Company's former president, Dale G. Peterson, on March 2, 1998 to purchase 20,000 shares of Common Stock under the 1991 Plan. These shares were granted and exercisable on that date at an exercise price of $6.38 per share.

Set forth below is a table concerning each exercise of stock options (or tandem
SARs) and freestanding SARs during fiscal 1999 by each of the named executive officers and the value at October 2, 1999 of unexercised options and SARs.


AGGREGATED OPTION/SAR EXERCISES FOR FISCAL YEAR ENDED OCTOBER 2, 1999 AND FISCAL YEAR OPTION/SAR VALUES


                                                                                        Value of Unexercised
                                                      Number of Unexercised             In-the-Money Options
                          Shares                    Options at Fiscal Year-end          at Fiscal Year End(1)
                                                    --------------------------          ---------------------
                       Acquired on         Value




        Name             Exercise     Realized    Exercisable    Not Exercisable   Exercisable   Not Exercisable
        ----             --------     --------    -----------    ---------------   -----------   ---------------

Carl H. Guild, Jr.          -            -         139,945 (2)         32,000 (3)       -                -
John I. Gill                -            -                   -                  -       -                -

----------------------------------------------------------------------------------------------------------------

         (1) Value is based on the difference between the option exercise price and the fair market value at October 2, 1999 ($2.563 per share) multiplied by the number of shares underlying the in-the-money portion of the option.

         (2) This represents exercisable grants of options under the 1991 Plan to buy 8,000 shares granted on May 1, 1997 at the following exercise dates and prices: (i) 4,000 shares on May 1, 1998 at an exercise price of $8.875 per share (ii) 4,000 shares on May 1, 1999 at an exercise price of $9.76 per share; 30,000 shares granted on February 16, 1998 at the following exercise dates and prices: (i) 20,000 shares at an exercise price of $5.000 per share (ii) 10,000 shares at an exercise price of $5.50; 945 shares granted on August 14, 1998 at an exercise price of $5.420 per share; 100,000 shares granted on 11/18/98 at an exercise price of $4.00 per share and 1,000 shares granted on February 8, 1999 at an exercise price of $3.40 per share.

         (3) This represents unexercisable grants of options under the 1991 Plan to buy 12,000 shares granted on May 1, 1997 at the following exercise dates and prices: (i) 4,000 shares on May 1, 2000 at an exercise price of $10.74 per share;(ii) 4,000 shares on May 1, 2001 at an exercise price of $11.81 per share and (iii) 4,000 shares on May 1, 2002 at an exercise price of $12.99 per share. This also represents unexercisable grants of options under the 1991 Plan to buy 20,000 shares granted on February 16, 1998 which vest on the following dates and are exercisable at the following prices: (i) 10,000 shares on February 16, 2000 at $6.05 per share; and (ii) 10,000 shares on February 16, 2001 at $6.66 per share.

         (c)      COMPENSATION OF DIRECTORS

         Directors who were not regular employees of the Company received a fee of $1,200 for attendance at all meetings attended during fiscal years 1998 and 1999. In addition, each outside director is the recipient of an annual retainer of $2,800 paid in arrears in quarterly increments of $700. During fiscal years 1999 and 1998, outside directors also received a fee of $500 for each meeting of a committee of the Board of Directors they attended. Mr. Herbert Lerner, who was an employee of the Company, until his resignation on November 19, 1998 was also authorized to receive the retainer and fees for attendance at meetings.

         At the 1999 Annual Meeting of the Board of Directors on February 8, 1999 1,000 immediately exercisable stock options were granted to each of the seven directors, with a term of five years from the date of grant at an exercise price of $3.40, 85% of fair market value. In addition, a total of 3,500 shares of TCC common stock were granted to seven directors at a price per share of $4.00, which was equal to fair market value on February 8, 1999.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

              The following table shows, as of December 17, 1999, the ownership of common stock of the Company by any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock outstanding and entitled to vote as of such date.


                                                                Beneficial Ownership      Percent of
              Name and Address                                  (Number of Shares) (1)    Class (1)
              ----------------                                  ----------------------    ---------

              M. Mahmud Awan                                           119,908 (3)           8.2% (3)
              c/o TechMan International Corporation
              240 Sturbridge Rd.
              Charlton City, MA 01506
              Concord, MA  01742-2892

              Martindale Andres & Company, Inc.                         77,000 (2)            5.3% (2)
              200 Four Falls Corporate Center, Suite 200
              West Conshohocken, PA  19428

              Royce & Associates, Inc.                                 106,700 (4)            7.3% (4)
              c/o Charles M. Royce
              1414 Avenue of the Americas
              New York, NY  10019


     (1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Information with respect to beneficial ownership is based upon information furnished by each stockholder to the Company directly or to the Securities and Exchange Commission ("SEC").

     (2) The nature of ownership of Martindale Andres & Company (MAC) as set forth herein is based upon a Schedule 13D filed with the Securities and Exchange Commission (SEC) on September 15, 1998. The Schedule 13D was filed on behalf of a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) consisting of Dr. Mahmud Awan, Philip A. Phalon, Robert B. Bregman and William C. Martindale, Jr., principal of MAC. Of the 77,000 shares, Mr. Martindale has sole dispositive and voting power over 10,000 shares and shared dispositive and voting power over 67,000 shares.

     (3) Dr. Awan individually owns 60,930 shares of Common Stock, which includes 1,000 shares issuable upon the exercise of vested stock options. TechMan International Corporation, which is wholly owned by Dr. Awan, owns 58,978 shares of Common Stock.

     (4) The nature of ownership of Royce & Associates, Inc. (Royce) as set forth herein is based upon their Schedule 13G filed February 10, 1999 with the SEC. Royce in its capacity as investment advisor may be deemed the beneficial owner of the 106,700 shares indicated in the above table, which shares are owned by numerous clients of Royce. Mr. Royce disclaims beneficial ownership of the 106,700 shares owned by Royce.

     SECURITY OWNERSHIP OF MANAGEMENT

              The following table sets forth the number of shares and percentage of common stock of the Company outstanding and entitled to vote beneficially owned by each director and named executive officer as well as all directors and officers as a group as of December 17, 1999:


                                                                              Amount and Nature of
   Name and Year First BECAME A        Positions and Offices              Beneficial Ownership (# of    Percent of
            Director (1)                 With the Company         Age              Shares)(1)            Class (1)
            ------------                 ----------------         ---              ----------            ---------

M. Mahmud Awan (2)                       Director,                 48             119,908 (3)              8.2%
1998 - Class I Director                  Chairman of the Board

Mitchell B. Briskin (4)                  Director                  40              2,502 (5)                *
1998 - Class I Director

David A. B. Brown (6)                    Director                  56              3,585 (7)                *
1998 - Class II Director

Robert T. Lessard (8)                    Director                  59              4,003 (9)                *
1997 - Class II Director

Carl H. Guild, Jr. (10)                  Director,                 55            141,503 (11)             9.7 %
1997 - Class III Director                Vice Chairman of the
                                         Board, Chief
                                         Executive Officer and
                                         President

Donald Lake (12)                         Director                  55             2,502 (13)                *
1998 - Class III Director

Thomas E. Peoples (14)                   Director                  51             3,052 (15)                 *
1998 - Class III Director

Non-Director Officers:

John I. Gill (16)                        Executive Vice            60               19,551                1.3 %
                                         President

Michael P. Malone (17)                   Principal Financial       40             1,342 (18)                *
                                         Officer, Treasurer and
                                         Assistant Clerk

ALL  DIRECTORS,  DIRECTOR  NOMINEES AND                                          297,948 (19)             20.4 %
OFFICERS AS A GROUP (9 PERSONS)


          (1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment powers with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned plus shares that may be acquired by such person or group within sixty days of December 17, 1999, upon the exercise of stock options. Unless otherwise indicated herein, none of the persons named in this table is, or was within the past year, a party to any contract, arrangement or understanding with any person with respect to any securities of the Company, including, but not limited to, joint ventures, loan or option arrangements, puts or calls, guarantees against loss or guarantees of profit, division of losses or profits or the giving or withholding of proxies. None of the persons named in the table, nor any of their respective associates have any arrangement or understanding with any person with respect to any future employment by the Company or its affiliates, or with respect to any future transactions to which the Company or any of its affiliates will or may be a party. Except as otherwise described herein, none of the persons named in this table own any security of the Company of record but not beneficially. The address of Messrs. Awan, Briskin, Brown, Lessard, Guild, Lake, Peoples, Gill and Malone is c/o Technical Communications Corporation, 100 Domino Drive, Concord, Massachusetts 01742.

          (2) Dr. Awan joined the Board of Directors and became Chairman of the Board on November 19, 1998, following settlement of shareholder litigation (the "Litigation") initiated by Dr. Awan and Philip A. Phalon, a former director of the Company, which had been pending in Middlesex County, Massachusetts Superior Court since February, 1998. Dr. Awan has served as Chairman and Chief Executive Officer of TechMan International Corporation ("Techman"), a privately held manufacturer of fiber optic medical devices and communication systems, since 1982. Dr. Awan is also President/CEO of Sturbridge Finance limited, a venture capital firm based in Sturbridge, Massachusetts.

          (3) Includes 58,978 shares owned by TechMan, which is wholly owned by Dr. Awan, and 1,000 shares issuable upon the exercise of stock options.

          (4) Mr. Briskin is Vice President of Stonebridge Associates, an investment bank, since 1999. Mr. Briskin was formerly a principal at Concord Investment Partners from 1997 to 1999. From 1996 to 1997 Mr. Briskin was attending Harvard Business School. From 1990 to 1995, Mr. Briskin was General Manager at General Chemical Corporation; previously, he was a lawyer with Patterson, Belknap, Webb & Tyler in New York City.

          (5) Includes an aggregate of 1,278 shares issuable upon the exercise of various stock options.

          (6) Mr. Brown joined the Board of Directors on November 19, 1998, filling a vacancy created by the resignation of Herbert A. Lerner. Since 1984, Mr. Brown has been the President of The Windsor Group, Inc., a business consulting firm focused on the oil industry and international operations.

          (7) Includes an aggregate of 1,000 shares issuable upon the exercise of a stock option.

          (8) Mr. Lessard was employed in a variety of management positions from 1966 through December 1995 at the U.S. National Security Agency ("NSA"), Department of Defense. During his final two years at NSA, Mr. Lessard was the Group Chief in the Operations Directorate responsible for communications and cryptographic technology. Since his retirement in December 1995, he has represented the Director of the National Security Agency on several special projects.

          (9) Includes an aggregate of 1,945 shares issuable upon the exercise of stock options.

          (10) In conjunction with the settlement of the Litigation reached by the Company on November 19, 1998 and the appointment of Dr. Awan as Chairman of the Board, Mr. Guild was named to the new position of Vice Chairman of the Board on the same date. Mr. Guild had served as Chairman of the Board and Chief Executive Officer of the Company from February 13, 1998 until November 19, 1998; he continues to serve as Chief Executive Officer and President. Mr. Guild was elected to the Board on May 1, 1997 and had been an independent consultant to the Company from that time until February 13, 1998. From 1993 to 1997, he was a Senior Vice President with Raytheon Engineers and Constructors, Inc., a unit of Raytheon Company. Mr. Guild serves as President and Chief Executive Officer of the Company pursuant to an Employment Agreement with Company previously filed with the SEC as an Exhibit to the Company's Form 10-K for the year ending October 3, 1998.

          (11) Includes an aggregate of 139,945 shares issuable upon the exercise of various stock options that have vested. Excludes 32,000 shares subject to options that have not vested as of or within sixty days of December 17, 1999.

          (12) Mr. Lake has been a financial consultant focusing on international financial operations related to intelligence and law enforcement activities to various government agencies since 1991. Before initiating his consulting practice, Mr. Lake served as Director of the International Banking Services Division of the American Security Bank in Washington, D.C.

          (13) Includes an aggregate of 1,278 shares issuable upon the exercise of stock options.

          (14) Since October 1, 1999, Mr. Peoples is a Senior Vice President of Gencorp, Inc., a publicly held manufacturer of automotive, polymer, aerospace and defense products. From 1992 to September 30, 1999, Mr. Peoples was the Vice President for International and Washington Operations of Aerojet, a privately held aerospace and defense contractor. Prior to 1992, Mr. Peoples served as Manager of Business Development for Smart Munitions Programs at Raytheon Company.

          (15) Includes an aggregate of 1,278 shares issuable upon exercise of stock options.

          (16) Mr. Gill, Executive Vice President since 1995, has been employed by the Company since August, 1983. He was Vice President, Manufacturing and Technical Operations from 1989 to 1995.

          (17) Mr. Malone joined the Company in 1998 as Principal Financial Officer and Treasurer. From 1997 to 1998 he was the Controller at Vasca, Inc., a privately held medical device company. Prior to 1997, Mr. Malone was with Zoll Medical Corporation, a publicly traded medical device company for five years as its Controller and Treasurer.

          (18) Includes an aggregate of 1,000 shares issuable upon the exercise of a stock option. Excludes 4,000 shares subject to options that have not vested as of or within sixty days of December 17, 1999.

          (19) Includes an aggregate of 148,724 shares of common stock issuable upon the exercise of vested stock options. Excludes 36,000 shares issuable upon the exercise of stock options that have not vested as of or within sixty days of December 17, 1999.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Carl H. Guild, Jr., Vice Chairman of the Board, Chief Executive Officer and President of the Company, was formerly a Trustee of the Technical Communications Corporation Employees' Stock Ownership Trust, which has been formally dissolved. Herbert A. Lerner, who resigned as a Director of the Company and as Company Treasurer and Chief Financial Officer on November 19, 1998, was also formerly a Trustee of the Employees' Stock Ownership Plan. At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997.

         Edward E. Hicks, Esq., the Company's Secretary and Clerk, is a member of a law firm that provides legal services to the Company.

         On November 19, 1998, the Company settled the Litigation described in
Item 3. Pursuant to such settlement, the Company, Arnold McCalmont, Herbert A. Lerner, Robert T. Lessard, Carl H. Guild, Jr., Mitchell B. Briskin, Donald Lake and Thomas E. Peoples entered into a settlement agreement with M. Mahmud Awan and Philip A. Phalon. The settlement agreement and standstill agreement set forth mutual full releases as to the litigation and also include provisions requiring, among other things, (i) the Company to reimburse the former proxy contestants' expenses in payments aggregating $395,000, (ii) the dissolution of the Awan/ Phalon group created to facilitate the proxy contest and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

         On June 27, 1995, the Company invested $250,800 for a minority interest in Series B Preferred Stock of Net2Net Corporation, then a privately held company that developed high performance management and analysis systems for Asynchronous Transfer Mode ("ATM") networks. On May 15, 1998, Visual Networks, Inc. ("Visual"), a public company, merged with and into Net2Net. Under the terms of the merger, all outstanding shares of Net2Net were exchanged for an aggregate of 2,250,000 shares of Visual common stock. During fiscal 1999, the Company sold its holdings in Visual for the aggregate sum of $1,401,972, excluding expenses.

         Net2Net's President was Stephen McCalmont, son of Arnold M. McCalmont, a former director and former Chairman of Technical Communications Corporation, and brother of James A. McCalmont, another former director of the Company. Both of these gentlemen, in addition to Herbert A. Lerner, a former director, Chief Financial Officer and Treasurer of the Company, were also investors in Net2Net Corporation.

                                     PART IV

Item 14       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a] (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:


                                                                                      Page
                                                                                      ----
         Consolidated Balance Sheets as of
         October 2, 1999 and October 3, 1998                                           F-1

         Consolidated Statements of Operations for the Years Ended
         October 2, 1999, October 3, 1998 and September 27,1997                        F-2

         Consolidated Statements of Cash Flows for the Years Ended
         October 2, 1999, October 3, 1998 and September 27,1997                        F-3

         Consolidated Statements of Comprehensive Income (Loss) and
         Stockholders' Equity for the Years Ended October 2, 1999,
         October 3, 1998 and September 27, 1997                                        F-4

         Notes to Consolidated Financial Statements                                 F-5-F-14

         Report of Independent Public Accountants                                     F-15

[a] (2) The following Consolidated Financial Statement Schedule is included herein:

         Schedule II  - Valuation and Qualifying Accounts                              S-1
         Report of Independent Public Accountants                                      S-1


(a) 3         List of Exhibits
-----         ----------------

3.1*          Articles of Organization of the Company

3.2 **        By-laws of the Company

10.1 ***      Employment Agreement for Carl H. Guild, Jr.

10.2 ***      Standstill Agreement

21            List of Subsidiaries of the Company

27            Financial Data Schedule
____________________
         *    Incorporated by reference to previous filings with the Commission.
         **   Incorporated by reference to the Company's 8-K filed on May 5,
              1998.

         *** Incorporated by reference to the Company's Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange Commission on March 26, 1998.


(b)      REPORTS ON FORM 8-K

         During the fourth quarter of fiscal 1999, Technical Communications Corporation made one (1) filing on Form 8-K. Current Reports on Form 8-K were filed with the Securities and Exchange Commission on September 20, 1999. Item 5 was reported as follows: Technical Communications Corporation (the "Company") reported the Company will be listed on the NASDAQ SmallCap Market System effective with the open of business Friday, September 17, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 1999.

                                     TECHNICAL COMMUNICATIONS CORPORATION

                                     By: /s/ CARL H. GUILD, JR.
                                         ----------------------
                                          Carl H. Guild, Jr.
                                          Chief Executive Officer and President
                                          Vice Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                             Title                                     Date
               ---------                             -----                                     ----

         /s/ Carl H. Guild, Jr.      Chief Executive Officer and President              December 22, 1999
         ----------------------
             Carl H. Guild, Jr.      Vice Chairman of the Board, Director
                                         (Principal Executive Officer)

         /s/ Michael P. Malone     Treasurer and Principal Financial Officer            December 22, 1999
         ---------------------
             Michael P. Malone              (Principal Financial
                                            and Accounting Officer)

         /s/ Dr. Mahmud Awan            Chairman of the Board, Director                 December 22,1999
         -------------------
             Dr. Mahmud Awan

         /s/ Mitchell B. Briskin                 Director                               December 22, 1999
         -----------------------
             Mitchell B. Briskin

         /s/ David A. B. Brown                   Director                               December 22, 1999
         ---------------------
             David A. B. Brown


         /s/ Donald Lake                         Director                               December 22, 1999
         ---------------
             Donald Lake

         /s/ Robert T. Lessard                   Director                               December 22, 1999
         ---------------------
             Robert T. Lessard

         /s/ Thomas E. Peoples                   Director                               December 22, 1999
         ---------------------
             Thomas E. Peoples


                      TECHNICAL COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 1999 AND OCTOBER 3, 1998


ASSETS                                                                      1999                      1998
      Current assets:
         Cash and cash equivalents                                         $ 2,338,935                $  740,049
         Accounts receivable - trade, less allowance
             for doubtful accounts of $70,000                                2,603,401                 8,196,296
         Inventories                                                         3,035,937                 3,119,291
         Refundable income taxes                                               276,960                   361,532
         Deferred income taxes                                                 809,555                   499,521
         Other current assets                                                   84,065                    88,483
                                                                      -------------------------------------------
                        Total current assets                                 9,148,853                13,005,172
                                                                      -------------------------------------------

      Equipment and leasehold improvements                                   4,640,222                 4,818,515
            Less accumulated depreciation                                  (3,960,614)               (3,773,457)
                                                                      -------------------------------------------
                        Equipment and leasehold improvements, net              679,608                 1,045,058
                                                                      -------------------------------------------

      Goodwill                                                               1,614,131                 1,614,131
            Less accumulated amortization                                    (931,352)                 (716,443)
                                                                      -------------------------------------------
                       Goodwill, net                                           682,779                   897,688
                                                                      -------------------------------------------

      Available for sale investment                                                  -                   900,800
      Other assets                                                             149,675                   324,011
                                                                      -------------------------------------------
                                                                           $10,660,915               $16,172,729
                                                                      ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Line of credit                                                              -                 2,250,000
         Accounts payable                                                      258,067                   302,742
         Accrued liabilities:
              Compensation and related expenses                                230,654                   401,596
              Other                                                            870,936                 2,241,434
                                                                      -------------------------------------------
                     Total current liabilities                               1,359,657                 5,195,772
                                                                      -------------------------------------------

      Other long-term liabilities                                              365,721                   456,356
      Commitments and contingencies

      Stockholders' equity
         Common stock - par value $.10 per share;                              129,454                   128,324
            authorized 3,500,000 shares, issued 1,294,541
            and 1,283,238 shares
         Treasury stock at cost, 27,063 and 30,678 shares                    (213,375)                 (241,861)
         Additional paid-in capital                                          1,305,870                 1,266,197
         Accumulated other comprehensive items                                       -                   422,000
         Retained earnings                                                   7,713,588                 8,945,941
                                                                      -------------------------------------------
                      Total stockholders' equity                             8,935,537                10,520,601
                                                                      -------------------------------------------
                                                                           $10,660,915               $16,172,729
                                                                      ===========================================


         The accompanying notes are an integral part of these consolidated financial statements.

                      TECHNICAL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


                                                                 1999                  1998                  1997

Net sales                                                       $ 6,433,683           $13,855,781           $12,258,638
Cost of sales                                                     3,128,491             5,462,608             5,153,663
                                                            ------------------------------------------------------------
               Gross profit                                       3,305,192             8,393,173             7,104,975
                                                            ------------------------------------------------------------

Operating expenses:
     Selling, general and
         administrative expenses                                  4,312,162             6,220,992             6,282,108
     Product development costs                                    1,935,859             1,414,746             2,378,564
                                                            ------------------------------------------------------------
                Total operating expenses                          6,248,021             7,635,738             8,660,672
                                                            ------------------------------------------------------------

                Operating profit (loss)                         (2,942,829)               757,435           (1,555,697)

Other income (expense)
    Gain on sale of investment                                    1,151,172                     -                     -
    Investment income                                               147,860                24,068               128,722
    Interest expense                                                (4,641)             (142,056)              (63,979)
    Other                                                            23,717                 2,690             (167,047)
                                                            ------------------------------------------------------------
                Total other income (expense)                      1,318,108             (115,298)             (102,304)
                                                            ------------------------------------------------------------

Income (loss) before income taxes                               (1,624,721)               642,137           (1,658,001)

Provision  (benefit) for income taxes                             (406,179)               160,534             (414,500)
                                                            ------------------------------------------------------------

Net income (loss)                                             $ (1,218,542)           $  481,603           $(1,243,501)
                                                              =============           ===========          ============

Net income (loss) per common share
    Basic                                                            (0.96)                  0.38                (0.98)
    Diluted                                                          (0.96)                  0.37                (0.98)

Weighted average common shares outstanding
    Basic                                                         1,264,626             1,281,924             1,270,625
    Diluted                                                       1,264,626             1,288,007             1,270,625





The accompanying notes are an integral part of these consolidated financial statements.

                      TECHNICAL COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


                                                                         1999               1998                1997
OPERATING ACTIVITIES:
     Net income (loss)                                                  ($1,218,542)             481,603        (1,243,501)
     Adjustments to reconcile net income (loss)
      to cash provided by (used for) operating activities:
         Depreciation and amortization                                       896,965             873,642            911,331
         Loss on disposal of fixed assets                                     28,697              20,000            192,425
         Non-cash compensation                                                14,675              18,263                  -
         Deferred income taxes                                             (167,341)               9,907           (70,904)
         Gain on sale of investment                                      (1,151,168)                   -                  -
         Compensation associated with ESOP                                         -                   -            167,403

     Changes in current assets and current liabilities:
         Accounts receivable                                               5,592,895         (4,936,747)           (40,425)
         Unbilled revenue                                                          -             198,038          (198,038)
         Inventories                                                          83,354             304,688          (808,207)
         Refundable income taxes                                              84,572            (68,903)          (292,629)
         Other current assets                                                  4,418              29,464             81,175
         Accounts payable and accrued liabilities                        (1,586,926)             114,723          (277,086)
                                                                  ----------------------------------------------------------
         Cash provided by (used for) operating activities                  2,581,599         (2,955,322)        (1,578,456)
                                                                  ----------------------------------------------------------

INVESTING ACTIVITIES:
     Additions to equipment and leasehold improvements                     (166,581)           (511,423)          (533,177)
     Proceeds from disposal of equipment                                           -                   -             38,884
     Cancellation of life insurance policies                                   5,437             152,787                  -
     Long term receivable                                                    (9,824)             114,665          (104,841)
     Proceeds from sale of investment                                      1,401,968                   -                  -
     Investment in capitalized software                                            -           (275,101)           (34,104)
     Other assets                                                                  -               1,500              (796)
                                                                  ----------------------------------------------------------
         Cash provided by (used for) investing activities                  1,231,000           (517,572)          (634,034)
                                                                  ----------------------------------------------------------

FINANCING ACTIVITIES:
     Exercise of stock options, including
           income tax benefits                                                     -              88,689             53,387
     Proceeds from stock issuance                                             40,803                   -                  -
     Borrowings under line of credit                                               -           4,500,000            500,000
     Payment of line of credit                                           (2,250,000)         (2,250,000)          (500,000)
     Payment of long-term debt                                               (4,516)             (2,494)        (2,345,175)
                                                                  ----------------------------------------------------------
         Cash provided by (used for) financing activities                (2,213,713)           2,336,195        (2,291,788)
                                                                  ----------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents              1,598,886         (1,136,699)        (4,504,278)
         Cash and cash equivalents at beginning of year                      740,049           1,876,748          6,381,026
                                                                  ----------------------------------------------------------
         Cash and cash equivalents at end of year                         $2,338,935            $740,049         $1,876,748
                                                                  ==========================================================

SUPPLEMENTAL DISCLOSURES:
         Interest paid                                                         7,123             139,063             70,991
         Income taxes paid (net of refunds received)                        (36,366)             108,765            408,193


         The accompanying notes are an integral part of these consolidated financial statements.

                      TECHNICAL COMMUNICATIONS CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS' EQUITY
     YEARS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998 AND SEPTEMBER 27, 1997


                                                                    1999                1998            1997
COMPREHENSIVE INCOME (LOSS)
       Net income (loss)                                         $ (1,218,542)       $   481,603     $  (1,243,501)
       Other comprehensive items:
            Unrealized gain on available for sale investment           326,262           422,000                  -
             Less: reclassification adjustment for gains
                       included in net loss, net of income taxes     (748,262)                 -                  -
                                                            --------------------------------------------------------
       Total comprehensive income (loss)                         $ (1,640,542)       $   903,603     $  (1,243,501)
                                                            ========================================================

STOCKHOLDERS' EQUITY
       Shares of common stock:
            Beginning balance                                        1,283,238         1,273,703          1,264,496
            Exercise of stock options                                        -             9,535              9,207
            Issuance of shares to ESPP  participants                    11,303                 -                  -
                                                            ========================================================
                  Ending balance                                     1,294,541         1,283,238          1,273,703
                                                            ========================================================

       Common stock at par value:
            Beginning balance                                      $   128,324       $   127,370        $   126,450
            Exercise of stock options                                        -               954                920
            Issuance of shares to ESPP  participants                     1,130                 -                  -
                                                            --------------------------------------------------------
                  Ending balance                                       129,454           128,324            127,370
                                                            --------------------------------------------------------

       Additional paid-in capital:
            Beginning balance                                        1,266,197         1,526,110          1,473,643
            Exercise of stock options                                        -            87,735             52,467
            Issuance of shares to ESPP  participants                    39,673                 -                  -
            Termination of ESOP                                              -         (347,648)                  -
                                                            --------------------------------------------------------
                   Ending balance                                    1,305,870         1,266,197          1,526,110
                                                            --------------------------------------------------------

       ESOP deferred compensation:
            Beginning balance                                                -         (527,772)          (695,175)
            Principal payments on ESOP debt                                  -                 -            167,403
            Termination of ESOP                                              -           527,772                  -
                                                            --------------------------------------------------------
                   Ending balance                                            -                 -          (527,772)
                                                            --------------------------------------------------------

       Accumulated other comprehensive items:
            Beginning balance                                          422,000                 -                  -
            Available for sale investment, net                       (422,000)           422,000                  -
                                                            --------------------------------------------------------
                   Ending balance                                            -           422,000                  -
                                                            --------------------------------------------------------

       Retained earnings:
            Beginning balance                                        8,945,941         8,464,338          9,707,839
            Issuance of stock grants                                  (13,811)                 -                  -
            Net income (loss)                                      (1,218,542)           481,603        (1,243,501)
                                                            --------------------------------------------------------
                   Ending balance                                    7,713,588         8,945,941          8,464,338
                                                            --------------------------------------------------------

       Treasury stock:
            Beginning balance                                        (241,861)          (80,000)           (80,000)
            Termination of ESOP                                              -         (180,124)                  -
            Issuance of stock grants                                                                              -
                                                                        28,486            18,263                  -
                                                            --------------------------------------------------------
                   Ending balance                                    (213,375)         (241,861)           (80,000)
                                                            --------------------------------------------------------
       Total stockholders' equity                                 $  8,935,537      $ 10,520,601       $  9,510,046
                                                            ========================================================


       The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  COMPANY OPERATIONS

       Technical Communications Corporation incorporated in 1961 in Massachusetts, and its wholly-owned subsidiaries (the Company) operate in one industry segment: the design, development, manufacture, distribution and sale of communications security devices and systems.

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

       CAPITALIZED SOFTWARE COSTS

       The Company sells software as a component of its communications systems. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Upon initial product release, these costs are amortized based upon the straight-line method, over three years. As of October 2, 1999, the Company's aggregate investment in capitalized software was $357,445 ($148,936 net of accumulated amortization).

       GOODWILL

       The Company acquired substantially all of the assets of Datotek, Inc. in May 1995. The excess purchase cost over net assets acquired is being amortized on a straight-line basis over 7 1/2 years. The Company assesses the future useful life of this asset whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of the acquired company in assessing the recoverability of this asset. If impairment has occurred the excess of carrying value over fair value is recorded as a loss.

       RECOGNITION OF REVENUE

       The Company generally recognizes revenue upon shipment of products, except in the case of long-term contracts for which the revenue is recognized under the percentage-of-completion method. In 1998, the Company recorded a significant amount of deferred revenue due to customer billings in excess of the revenue recognized under the percentage of completion accounting method. The deferred revenue from 1998 was recognized in 1999.

       STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

       RECLASSIFICATION

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1999 presentation.

       INCOME TAXES

       The Company records income tax expense (benefit) in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting basis and tax basis of assets and liabilities.

       WARRANTY COSTS

       The Company provides for warranty costs at the time of sale based upon actual experience.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

       a)Cash and Cash Equivalents, Accounts Receivable and Accounts Payable - the carrying amount of these assets and liabilities on the Company's consolidated balance sheet approximates their fair value because of the short term nature of these instruments.

       b)Available for Sale Investment- the carrying amount of this asset on the Company's consolidated balance sheets equals the fair market value based on the market valuation with the difference between cost and market value, net of related tax effects, recorded in stockholders' equity as an unrealized gain on available for sale investment, which is included in "Accumulated Other Comprehensive Items".

       c)Line of Credit- the carrying amount of this liability on the Company's consolidated balance sheets approximates its fair value because of the short term nature of this instrument.

       EARNINGS PER SHARE

       At the beginning of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share for entities with publicly held common stock. As a result, all prior period EPS data has been restated to conform with the provisions of this statement, which includes the presentation of both a "Basic" and a "Diluted" EPS. Basic EPS has been computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, only stock options that are dilutive (those that reduce earnings per share) have been included in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

       FISCAL YEAR-END POLICY

       The Company by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The years 1999 and 1997 ended on October 2, 1999 and September 27, 1997 and each included 52 weeks, while the year ended October 3, 1998, included 53 weeks.

       COMPREHENSIVE INCOME

       During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income".

       OPERATING SEGMENTS

       During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, " Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not have a material effect on the Company's financial statements, as the Company has only one operating segment.

       NEWLY ISSUED PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Management does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

(3)      EARNINGS PER SHARE

       In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted EPS were calculated as follows:


                                                          OCTOBER 2,       OCTOBER 3,     SEPTEMBER 27,
                                                             1999             1998            1997
                                                             ----             ----            ----
            BASIC NET INCOME (LOSS)                       $(1,218,542)     $   481,603     $(1,243,501)
                                                       ---------------- --------------- ----------------

            WEIGHTED AVERAGE SHARES OUTSTANDING              1,264,626       1,281,924        1,270,625
            Outstanding dilutive stock options with option
              price less than average market price                   -           6,083                -
                                                       ---------------- --------------- ----------------
            ADJUSTED WEIGHTED AVERAGE SHARES                 1,264,626       1,288,007        1,270,625
                                                       ---------------- --------------- ----------------

            BASIC EARNINGS PER SHARE                           $(0.96)          $ 0.38          $(0.98)
                                                       ---------------- --------------- ----------------
            DILUTED EARNINGS PER SHARE                         $(0.96)           $0.37          $(0.98)
                                                       ---------------- --------------- ----------------


       Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years were as follows:
       180,169 in 1999; 138,316 in 1998 and 261,155 in 1997.

(4)  TREASURY STOCK TRANSACTIONS

       During 1999 and 1998, 3,500 and 2,865 shares, respectively, of Technical Communications Corporation Common Stock were granted to members of the Company's Board of Directors at a price per share of $4.00 and $6.38, which was equal to the current market value on the date of grant. These shares were issued from the Company's Treasury Stock.

       The Company terminated its ESOP on October 1, 1997, and accounted for this termination in the manner specified in AICPA Statement of Position
       (SOP) 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Specifically, the Company transferred the remaining 23,543 shares that had not been allocated to participants to Treasury Stock and valued the transaction at the fair market value of the shares at the October 1, 1997 reacquisition date.

(5)  STOCK OPTIONS

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

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock- based compensation expense. As permitted by SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards in fiscal years 1997 through 1999 under the Company's stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income and earnings per share would have been as follows:


                                                           OCTOBER 2,        OCTOBER 3,      SEPTEMBER 27,
                                                              1999              1998             1997
              Net income (loss)
                As reported                                $(1,218,542)        $  481,603    $ (1,243,501)
                Pro forma                                  $(1,549,036)        $  296,646    $ (1,432,295)

              Basic earnings (loss) per common share
                As reported                                     $(0.96)             $0.38          $(0.98)
                Pro forma                                       $(1.22)             $0.26          $(1.23)


       Because the method prescribed by SFAS 123 has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation expense may not be representative of the amount to be expensed in future years. Pro forma compensation expense for options granted is reflected over the vesting period; future pro forma compensation expense may be greater as additional options are granted.

       The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.68%, 4.08%, and 6.00% for 1999, 1998, and 1997, respectively, expected life equal to 5 years, expected volatility of 85% in 1999 and 100% in 1998 and 1997, and an expected dividend yield of 0%.

       A summary of the Company's stock option activity is as follows:


                                            OCTOBER2,                 OCTOBER3,                    SEPTEMBER27,
                                             1999                      1998                           1997
                                      ---------------------    ------------------------    -------------------------
                                                   AVERAGE                     AVERAGE                       AVERAGE
                                       NUMBER OF   EXERCISE      NUMBER OF     EXERCISE        NUMBER OF     EXERCISE
                                        SHARES      PRICE         SHARES        PRICE           SHARES        PRICE
                                        ------      -----         ------        -----           ------        -----

Options outstanding, beginning of         144,399     $7.79         261,155        $10.14          233,905      $10.13
year
Options granted
   Option Price =  Fair Market Value      114,000     $3.91         106,369         $6.58           34,700       $9.33
   Option Price > Fair Market Value             -                         -                         16,000      $11.45
   Option Price < Fair Market Value         7,000     $3.40               -                              -
Options exercised                               -                   (3,100)         $4.00          (7,500)       $6.90
Options forfeited                         (9,325)     $8.61       (220,025)         $9.57         (15,950)      $10.92
                                          -------                 ---------                       --------
Options outstanding, end of year          256,074     $5.91         144,399         $7.79          261,155      $10.14

Options exercisable                       193,924     $5.45          69,029         $8.12           72,965       $9.50

Weighted average fair value per share
 of options granted during the year                   $2.73                         $4.65                        $7.76


       The following summarizes certain data for options outstanding at October 2, 1999:


                                                                                      WEIGHTED
                                                                      WEIGHTED        AVERAGE
                                                                      AVERAGE        REMAINING
                                     RANGE OF         NUMBER OF       EXERCISE      CONTRACTUAL
                                 EXERCISE PRICES       SHARES          PRICE            LIFE
                                 ---------------       ------          -----            ----

Options outstanding, end of      $  2.63 - $ 5.03         141,000          $ 4.04       8.8
year:
                                 $  5.04 - $10.05          92,794          $ 7.23       7.7
                                 $  10.06- $16.75          22,280          $12.30       5.8
                                                           ------
                                                          256,074          $ 5.91       8.2

Options exercisable:             $  2.63 - $ 5.03         127,000          $ 4.12
                                 $  5.04 - $10.05          57,094          $ 7.12
                                 $ 10.06 - $16.75           9,830          $12.91
                                                            -----
                                                          193,924           $5.45

(6)  INVENTORIES


                 Inventories consist of the following:            OCTOBER 2,        OCTOBER 3,
                                                                     1999              1998

                 Finished goods                                     $  655,167        $  173,141
                 Work in process                                       216,072           776,047
                 Raw materials and supplies                          2,164,698         2,170,103
                                                               ---------------- -----------------
                 Total inventories                                 $ 3,035,937       $ 3,119,291
                                                               ---------------- -----------------


(7)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements consist of the following:


                                                      OCTOBER 2,            OCTOBER 3,         ESTIMATED
                                                         1999                  1998           USEFUL LIFE

       Engineering and manufacturing equipment        $2,330,876            $2,221,594         3-8 years
       Demonstration equipment                           779,732             1,058,550           3 years
       Furniture and fixtures                          1,089,112             1,079,569         3-8 years
       Automobiles                                        24,385                44,335           3 years
                                                                                             Remaining term
       Leasehold improvements                            416,117               414,467           of lease
                                                --------------------- ---------------------

       Total equipment and
          leasehold improvements                      $4,640,222            $4,818,515         3-8 years
                                                --------------------- ---------------------


(8)  OTHER ACCRUED LIABILITIES

                  Other accrued liabilities consist of the following:


                                                                  OCTOBER 2,        OCTOBER 3,
                                                                     1999              1998

                 Reserve for product warranty                       $  240,462        $  167,772
                 Professional service fees                             176,803           128,377
                 Sales representative commissions                      131,075           135,514
                 Deferred revenues                                           -           447,375
                 Customer support agreements                           147,700           914,585
                 Income taxes payable                                    3,735           289,513
                 Other                                                 171,161           158,298
                                                               ---------------- -----------------
                 Total other accrued liabilities                    $  870,936       $ 2,241,434
                                                               ---------------- -----------------


(9)  DEBT

       At October 2, 1999, the Company has a $5,000,000 revolving line of credit at a rate of prime plus 1/2 of 1% (8.75% at October 2, 1999) with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of October 2, 1999, the Company is in compliance with these covenants. The amount of borrowings is restricted to a percentage of certain accounts receivable and inventory balances. Availability under the line of credit has been reduced by $67,476, as of October 2, 1999, as a result of standby letters of credit. No other borrowings are outstanding against the line.

       During the year ended October 3, 1998, the Company borrowed $4,500,000 under its line of credit. The Company repaid $2,250,000 during 1998, reducing the outstanding indebtedness to $2,250,000 at the end of fiscal 1998. On October 8, 1998, the Company repaid the entire amount borrowed following receipt of payment in full of an outstanding receivable from a significant sale during 1998.

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

       At its August 27, 1997 meeting, the Board of Directors voted to terminate the Employee Stock Ownership Plan effective October 1, 1997. Actual termination of the Company's ESOP was effected in fiscal 1998 by transferring all remaining shares that had not been allocated to participants to Treasury Stock.

(10) LEASES

       The Company leases its headquarters under an operating lease. The Company has renewed the lease on its headquarters located in Concord, Massachusetts through June 30, 2000. Future minimum lease payments are due through June 30, 2000 and amount to $119,000. This lease may be further renewed for an additional two and one-half years through December 31, 2002. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the current renewal term, and of the additional renewal term, if elected. Annual rental expense amounted to $157,182 in fiscal year 1999, $155,300 in fiscal year 1998 and $146,160 in fiscal year 1997.

       During 1998, the Company entered into a capital lease for computer equipment in the amount of $20,370, an additional $3,850 was added to the lease in fiscal 1999 (accumulated depreciation amounted to $11,468 at October 2, 1999). This asset is included in the Engineering and Manufacturing Equipment category of the Company's equipment and leasehold improvements. The lease term is for three years and contains a bargain purchase option, which may be exercised upon lease expiration. Minimum annual principal payments over the next two years are $7,216 in 2000 and $6,144 in 2001.

(11) INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                   OCTOBER 2,          OCTOBER 3,        SEPTEMBER 27,
                                                      1999                1998               1997
            Current:
                Federal                                $ (109,625)           $  29,629         $ (294,024)
                State                                    (213,184)              26,706             113,495
                                              ------------------- ------------------- -------------------
                Total current taxes                      (322,809)              56,335           (180,529)
                                              ------------------- ------------------- -------------------

            Deferred:
                Federal                                   (46,142)             111,641            (16,519)
                State                                     (37,228)             (7,442)           (217,452)
                                              ------------------- ------------------- -------------------
                Total deferred taxes                      (83,370)             104,199           (233,971)
                                              ------------------- ------------------- -------------------
                Total provision (benefit)              $ (406,179)           $ 160,534         $ (414,500)
                                              ------------------- ------------------- -------------------

         The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to earnings before income taxes due to the following:


                                                  OCTOBER 2,          OCTOBER 3,         SEPTEMBER 27,
                                                     1999                1998                 1997

                Tax at U.S. statutory rate             $ (552,405)          $  220,210         $ (563,720)
                Benefit of Foreign Sales Corp.                   -            (74,269)                   -
                State income taxes,
                  net of Federal benefit                 (165,272)              12,714           (103,957)
                Other                                        (665)              32,933            (17,912)
                Increase (reduction) in
                   valuation allowance                     312,163            (31,054)             271,089
                                              ------------------- ------------------- -------------------
                Total provision (benefit)              $ (406,179)          $  160,534         $ (414,500)
                                              ------------------- ------------------- -------------------

         Deferred income taxes consist of the following:


                                                                       OCTOBER 2,          OCTOBER 3,
                                                                          1999                1998

                NOL Carryforward                                           $ 639,884              $    -
                SFAS 115 investment                                                -            (228,000)
                Goodwill                                                      35,890             126,671
                Inventory reserve                                            588,479             457,158
                Warranty reserve                                              96,834              67,562
                Payroll related accruals                                      42,529             476,082
                 Tax credits                                                 179,489             118,902
                 Other                                                       132,479              75,012
                                                                   ------------------- -------------------
                 Total                                                     1,715,584           1,093,387
                 Less:  valuation allowance                                 (906,029)           (593,866)
                                                                   ------------------- -------------------
                 Total                                                     $ 809,555           $ 499,521
                                                                   ------------------- -------------------


       The valuation allowance relates to uncertainty with respect to the Company's ability to realize its deferred tax assets. Refundable income taxes represents estimated refunds from the Federal government from carryback claims. All refunds are expected to be received within the next fiscal year.

       As of October 2, 1999 the Company has available tax loss carryforwards for federal income tax purposes of $1,322,892, which expire in 2019. The Company also has available tax loss carryfowards for state income tax purposes of $2,581,899, which expire in 2004.

(12) EMPLOYEE BENEFIT PLANS

       The Company has a qualified, contributory, trusteed profit sharing plan covering substantially all employees. The Company's policy is to fund contributions as they are accrued. The contributions are allocated based on the employee's proportionate share of total compensation. The Company's contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal 1999, 1998 or 1997. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant's contributions to the plan. The Company's matching contributions were $39,094 and $37,700 in 1999 and 1998, respectively. No matching contributions were made in 1997.

       The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company's performance as defined by the plan. No bonuses were earned and accrued under the plan in 1999, 1998 or 1997.

(13) BUSINESS, CREDIT AND OFF-BALANCE SHEET RISKS

       The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers, technological change (which can cause obsolescence of the Company's products and inventories), actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts (either before or after award), variations in market demand, the loss of key personnel, etc. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

       At October 2, 1999, and October 3, 1998, the Company was contingently liable under open standby letters of credit totaling $67,476 and $911,526, respectively. These letters of credit were issued in the ordinary course of business to secure the Company's performance under contracts with its customers. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been exercised. The Company does not expect to incur any loss associated with these letters of credit.

       As of October 2, 1999, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions, and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(14)   RELATED PARTY TRANSACTIONS

       During fiscal year 1997, the Company incurred expenses of $116,038, with FutureComms, Inc., for telecommunications software consulting services. FutureComms is owned and operated by Michelle D. Gerard, the wife of the Company's President and CEO prior to his termination in February 1998. FutureComms' work ended in August 1997.

       On November 19, 1998, the Company reached agreement on the settlement of shareholder litigation initiated by Philip Phalon and Dr. Mahmud Awan, which had been pending in Middlesex County, Massachusetts Superior Court since February 1998. The settlement agreement and standstill agreement executed by the Company and members of the opposition group that had filed a Form 13D (the 13D Group) in the settlement of the above described litigation set forth mutual full releases as to the litigation and also include provisions requiring (i) the Company to reimburse the 13D Group's expenses in payments aggregating $395,000, of which $300,000 has been paid as of October 2, 1999, (ii) the dissolution of the 13D Group (Note: members of the 13D Group filed an amendment to their Form 13D dissolving the 13D Group in January 1999) and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

(15) MAJOR CUSTOMERS AND EXPORT SALES

       In fiscal 1999, the Company had three customers, representing 60% (32%, 17% and 11%) of net sales. In fiscal 1998, the Company had two customers representing 71% (54% and 17%) of net sales. In fiscal 1997, the Company had three customers, representing 51% (25%, 13% and 13%) of net sales.

         A breakdown of net sales is as follows:


                                                OCTOBER 2,             OCTOBER 3,           SEPTEMBER 27,
                                                   1999                   1998                  1997

                Domestic                          $1,239,275           $ 1,631,459            $ 2,734,690
                Foreign                            5,194,408            12,224,322              9,523,948
                                                  ----------           -----------            -----------

                  Total Sales                     $6,433,683           $13,855,781            $12,258,638
       ---------------------------------- ---------------------- --------------------- ----------------------

         A summary of foreign sales by geographic area follows:


                                                OCTOBER 2,             OCTOBER 3,           SEPTEMBER 27,
                                                   1999                   1998                   1997
            North America
             (excluding the U.S.)                          1.0%                   0.1%                  1.0%
            Central and South America                      1.0%                   5.0%                 33.8%
            Europe                                        14.2%                   4.2%                  6.1%
            Mid-East and Africa                           82.6%                  84.4%                 53.8%
            Far East                                       1.2%                   6.3%                  5.3%


(16) COMMITMENTS AND CONTINGENCIES

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

(17) SALE OF INVESTMENT IN VISUAL NETWORK, INC. COMMON STOCK

       During 1999, the Company sold its investment in Visual Network, Inc. common stock. The Company recognized a gain on the sale of $1,151,172 on a cost basis of $250,800. The Company's investment in Visual Network's Common Stock followed the merger of Net2Net into Visual Networks, Inc. on May 15, 1998. This investment was carried as an available-for-sale investment in the October 3, 1998 balance sheet, at market value. At October 3, 1998, the market value of the investment was $900,800, giving rise to an unrealized gain of $650,000 ($422,000 net of tax effects) when compared to the $250,800 cost.

       Net2Net's President was Stephen McCalmont, son of Arnold McCalmont, a former director and former Chairman of Technical Communications Corporation, and brother of James McCalmont, another former Director of the Company. Both of these gentlemen, in addition to Herbert A. Lerner, a former director and former Treasurer of the Company, were also investors in Net2Net Corporation.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         For the years ended October 2, 1999, and October 3, 1998:


                               FIRST QUARTER       SECOND QUARTER    THIRD QUARTER        FOURTH QUARTER
FISCAL 1999                    JANUARY 2, 1999      APRIL 3, 1999    JULY 3, 1999         OCTOBER 2, 1999
---------------------------------------------------------------------------------------------------------

Net sales                        $ 1,071,356          $ 1,247,336      $ 1,361,671           $ 2,753,320
Gross profit                         689,806              714,414          670,818             1,230,154
Net income (loss)                  (988,388)              147,100        (593,927)               216,673

Net income (loss) per share (1)
    Basic                            $ (.79)               $ .12             $ (.47)               $ .17
    Diluted                          $ (.79)               $ .12             $ (.47)               $ .17

---------------------------------------------------------------------------------------------------------
                               FIRST QUARTER       SECOND QUARTER   THIRD QUARTER         FOURTH QUARTER
FISCAL 1998                   DECEMBER 27, 1997    MARCH 28, 1998    JUNE 27, 1998        OCTOBER 3, 1998
---------------------------------------------------------------------------------------------------------

Net sales                        $ 2,935,048          $ 3,405,457      $ 3,281,399           $ 4,233,877
Gross profit                       1,363,962            2,110,584        2,123,894             2,794,733
Net income (loss)                  (128,719)              178,142          222,415               209,765

Net income (loss)  per share
    Basic                            $ (.10)               $ .14              $ .17                $.16
    Diluted                          $ (.10)               $ .14              $ .17                $.16

---------------------------------------------------------------------------------------------------------


       (1) As a result of a miscalculation of weighted average shares during each of the first three quarters of 1999, net income (loss) per share was misstated in the 10Q filings. Quarterly earnings (loss) amounts were understated in amounts ranging from $.01 to $.04 and year to date amounts from $.04 to $.07. The corrected amounts are reflected in the table above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation (a Massachusetts corporation) and subsidiaries as of October 2, 1999 and October 3, 1998 and the related consolidated statements of operations, cash flows, and comprehensive income (loss) and stockholders' equity for the years ended October 2, 1999, October 3, 1998 and September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of October 2, 1999 and October 3, 1998 and the results of their operations and their cash flows for the years October 2, 1999, October 3, 1998 and September 27, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999

                 TECHNICAL COMMUNICATIONS CORPORATION          SCHEDULE II

     VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT        ADDITIONS        DEDUCTIONS         BALANCE AT
                                           BEGINNING       CHARGED TO           FROM                END
                                            OF YEAR          EXPENSE          RESERVES            OF YEAR
     Allowance for doubtful accounts:

Year Ended October 2, 1999                  $ 70,000                --               --            $ 70,000

Year Ended October 3, 1998                    25,000          $ 187,075       $ 142,075              70,000

Year Ended September 27, 1997                 53,707                --           28,707              25,000




    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited, in accordance with generally accepted auditing standards, the supplemental schedule of Valuation and Qualifying Accounts listed as Schedule II above, and have issued our report thereon dated November 5, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999