Form 10-Q
period 2000-01-01
TECHNICAL COMMUNICATIONS CORP
filed 2000-02-14
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the quarterly period ended January 1, 2000 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
  -----
         Exchange Act of 1934 for the transition period___________to__________

         Commission File Number:  0-8588

                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                   04-2295040
-------------------------------                 -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

100 DOMINO DRIVE, CONCORD, MA                           01742-2892
----------------------------------------        -----------------------------
(Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code:    (978) 287-5100

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

                                    Yes  X   No
                                       ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 4, 2000: 1,312,513.


                                      INDEX

                                                                                                          Page
                                                                                                          ----

PART I          Financial Information

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,
                as of January 1, 2000 (unaudited) and October 2, 1999                                       1


                Condensed Consolidated Statements of Operations,
                Three (3) months ended January 1, 2000 and January 2, 1999 (unaudited),                     2


                Condensed Consolidated Statements of Cash Flows,
                Three (3) months ended January 1, 2000 and January 2, 1999 (unaudited)                      3


                Notes to Condensed Consolidated Financial Statements                                        4


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                                        5


PART II         Other Information                                                                           7


                Signatures                                                                                  8


          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                    January 1, 2000          October 2, 1999
                                                                    ---------------          ---------------
                                                                      (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $   3,432,119          $  2,338,935
   Accounts receivable - trade,  less allowance for doubtful
      accounts of $70,000                                                 1,914,348             2,603,401
   Inventories                                                            2,866,163             3,035,937
   Deferred income taxes                                                    809,555               809,555
   Other current assets                                                     373,804               361,025
                                                                          ---------             ---------
              Total current assets                                        9,395,989             9,148,853

Equipment and leasehold improvements                                      4,676,785             4,640,222
   Less:  accumulated depreciation and amortization                       4,071,906             3,960,614
                                                                          ---------             ---------
                                                                            604,879               679,608
Goodwill                                                                  1,614,131             1,614,131
   Less:  accumulated amortization                                          985,080               931,352
                                                                          ---------             ---------
                                                                            629,051               682,779

Other assets                                                                104,995               149,675
                                                                          ---------             ---------

                                                                       $ 10,734,914          $ 10,660,915
                                                                         ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $    155,960          $    258,067
   Accrued liabilities
      Compensation and related expenses                                     251,785               230,654
      Other                                                                 869,775               870,936
                                                                          ---------             ---------
              Total current liabilities                                   1,277,520             1,359,657
                                                                          ---------             ---------

Other long-term liabilities                                                 364,222               365,721

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share;
   authorized 3,500,000 shares; issued and
   outstanding 1,312,153 and 1,294,541 shares                               131,215               129,454
   Treasury stock at cost,  22,968 and 27,063 shares                       (181,106)             (213,375)
   Additional paid-in capital                                             1,341,742             1,305,870
   Retained earnings                                                      7,801,321             7,713,588
                                                                          ---------             ---------
              Total stockholders' equity                                  9,093,172             8,935,537
                                                                          ---------             ---------

                                                                       $ 10,734,914          $ 10,660,915
                                                                         ==========            ==========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                          Quarters Ended
                                                          --------------
                                                January 1, 2000        January 2, 1999
                                                ---------------        ---------------

Net sales                                           $ 2,253,403           $ 1,071,356
Cost of sales                                           810,335               381,550
                                                    -----------           -----------
            Gross profit                              1,443,068               689,806

Operating expenses:
     Selling, general and
         administrative expenses                        952,833             1,495,672
     Product development costs                          361,344               539,662
                                                    -----------           -----------
           Total operating expenses                   1,314,177             2,035,334
                                                    -----------           -----------

Operating income (loss)                                 128,891            (1,345,528)
                                                    -----------           -----------

Other income (expense):
    Interest income                                      22,650                34,666
    Interest expense                                       (142)               (3,207)
    Other                                                 1,010                (3,781)
                                                    -----------           -----------
           Total other income (expense):                 23,518                27,678
                                                    -----------           -----------

 Income (loss) before income taxes                      152,409            (1,317,850)

 Provision (benefit) for income taxes                    45,722              (329,462)
                                                    -----------           -----------

 Net income (loss)                                  $   106,687           $  (988,388)
                                                    ===========           ===========

 Net income (loss) per common share:
    Basic                                                 $ .08                $ (.79)
    Diluted                                               $ .08                $ (.79)

 Weighted average common shares outstanding
 used in computation:
    Basic                                             1,278,599             1,257,528
    Diluted                                           1,281,013             1,257,528



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Quarters Ended
                                                             January 1, 2000        January 2, 1999
                                                             ---------------        ---------------
Operating Activities:
Net income (loss)                                               $   106,687          $  (988,388)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
      Depreciation and amortization                                 209,700              240,520
      Non-cash compensation                                          13,309                 --

Changes in assets and liabilities:
   Accounts receivable                                              689,053            7,402,887
   Inventories                                                      169,774             (545,476)
   Refundable income taxes                                             --                   --
   Other current assets                                             (12,779)             (51,931)
   Accounts payable and other accrued liabilities                   (83,630)          (1,183,849)
                                                                -----------          -----------
           Net cash provided by operating activities              1,092,114            4,873,763
                                                                -----------          -----------

Investing Activities:
   Additions to equipment and leasehold improvements                (36,563)             (38,223)
   Other assets                                                        --                  2,483
                                                                -----------          -----------

           Net cash used by investing activities                    (36,563)             (35,740)
                                                                -----------          -----------

Financing Activities:
   Proceeds from stock issuance                                      37,633               40,803
   Payment of line of credit                                           --             (2,250,000)
                                                                -----------           -----------

           Net cash provided (used) by financing activities          37,633           (2,209,197)

   Net increase in cash and cash equivalents                      1,093,184            2,628,826

Cash and cash equivalents at beginning of the period              2,338,935              740,049
                                                                -----------          -----------

Cash and cash equivalents at the end of the period              $ 3,432,119          $ 3,368,875
                                                                ===========          ===========


SUPPLEMENTAL DISCLOSURES:

   Interest paid                                                $       142          $    19,541
   Income taxes paid                                                   --                139,891




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANKS. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999 AND THIS FORM 10-Q FOR THE QUARTER ENDED JANUARY 1, 2000.

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending October 2, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.     INVENTORIES
                   Inventories consisted of the following:


                                         January 1, 2000     October 2, 1999
                                         ---------------     ---------------

                  Finished Goods           $   256,265             655,167
                  Work in Process              299,412             216,072
                  Raw Materials              2,310,486           2,164,698
                                             ---------           ---------
                                         $   2,866,163        $  3,035,937
                                             =========          ==========


NOTE 2.     LONG-TERM DEBT

At January 1, 2000, the Company has a $5,000,000 revolving line of credit at an interest rate of the banks base rate plus 1/2 of 1% (9.75% at January 1, 2000) with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of January 1, 2000, the Company is in compliance with these covenants. The amount of borrowings is restricted to a percentage of certain accounts receivable and inventory balances. Availability under the line of credit has been reduced by $67,476, as of January 1, 2000, as a result of standby letters of credit. No other borrowings are outstanding against the line.

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

Net sales for the quarter ended January 1, 2000 and January 2, 1999, were $2,253,403 and $1,071,356, respectively. This increase of 110% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders. The strengthening of economic conditions in many countries contributed to an increased order flow from our traditional international government markets.

Gross profit for the first quarter of fiscal 2000 was $1,443,068 as compared to gross profit of $689,806 for the same period of fiscal year 1999. This represented a 109% increase in gross profit for the quarter. Gross profit expressed as a percentage of sales remained constant at 64% in 2000 as compared to the same period in fiscal year 1999.

Selling, general and administrative expenses for the first quarter of fiscal 2000 and 1999 were $952,833 and $1,495,672, respectively. This decrease of 36% was primarily attributable to approximately $475,000 in costs associated with the settlement of litigation, which occurred in the first quarter of 1999.

Product development costs for the quarter ended January 1, 2000 were $361,344 compared to $539,662 for the same period in fiscal 1999. This decrease of 33% was attributable to a shift in development work to billable product development from internal product development.

The Company showed net income of $106,687 for the first quarter of fiscal 2000 as compared to a net loss of $988,388 for the same period in fiscal 1999. The increase in profitability is primarily attributable to the increase in gross profit and the decrease in operating spending as described above.

YEAR 2000 UPDATE

Technical Communications Corporation has been actively addressing the Year 2000
(Y2K) problem since April 1998. Generally speaking, the Y2K problem results from the use of two-digit, rather than four-digit, date years in computer systems and software applications.

The Company divided its Y2K efforts into three major areas: (i) products and customers, (ii) enterprise business systems and information technology and (iii) external systems and suppliers. The review of each area consisted of an inventory of potentially affected systems, an assessment of Y2K readiness and corrective action deployment. As of the date of this report, the Company has completed these year 2000 initiatives.

As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant and not date sensitive. In addition, the Company is not aware of any significant vendor that has experienced material disruption due to year 2000 issues. As of the date of this report, the Company has incurred expenses related to the year 2000 problem, since April 1998, of approximately $63,000. The main portion of these costs relates to the evaluation and testing of products for Y2K compliance. We will continue to monitor our systems and vendors to ensure that issues do not arise in the coming months. Although we do not anticipate any future significant business interruption, we can give no assurance that such interruption will not occur.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $1,093,184 or 47% to $3,432,119 as of January 1, 2000, from a balance of $2,338,935 at October 2, 1999. This increase was primarily due to the reduction of accounts receivable and inventory. The current ratio increased to 7.4:1 at January 1, 2000 compared to 6.7:1 as of October 2, 1999, primarily as a result of the cash received on accounts receivable during the quarter.

At January 1, 2000, the Company has a $5,000,000 revolving line of credit at an interest rate of prime plus 1/2 of 1% (8.75% at January 1, 2000) with Wainwright Bank and Trust Company. This line of credit is secured by a pledge of substantially all the assets of the Company, requires no compensating balances, and matures on May 1, 2000. Under the terms of the line of credit agreement, the Company is required to comply with certain loan covenants. As of January 1, 2000, the Company is in compliance with these covenants. The amount of borrowings is restricted to a percentage of certain accounts receivable and inventory balances. Availability under the line of credit has been reduced by $67,476, as of January 1, 2000, as a result of standby letters of credit. No other borrowings are outstanding against the line.

Management anticipates no unusual capital expenditures during the remainder of fiscal 2000. Management is currently working to renew its existing line of credit, if it is unable to do so, its operations may be substantially adversely affected.

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

                                            TECHNICAL COMMUNICATIONS CORPORATION
                                            ------------------------------------
                                                      (Registrant)


February 11, 2000                             By:  /s/ Carl H. Guild, Jr.
-----------------                                 ------------------------------
Date                                              Carl H. Guild, Jr., President
                                                   and Chief Executive Officer

February 11, 2000                             By:  /s/ Michael P. Malone
-----------------                                 ------------------------------
Date                                              Michael P. Malone, Chief
                                                  Financial Officer