Form 10-Q
period 2000-04-01
TECHNICAL COMMUNICATIONS CORP
filed 2000-05-16
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

   _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2000 or

   ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____________ to
         ________________

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


                                 Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 12, 2000: 1,312,513.

                                      INDEX



                                                                                                         PAGE

PART I          Financial Information

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,
                as of April 1, 2000 (unaudited) and October 2, 1999                                         1

                Condensed Consolidated Statements of Operations:

                   Three (3) months ended April 1, 2000 and April 3, 1999
                   (unaudited),                                                                             2

                   Six (6) months ended April 1, 2000 and April 3,
                   1999 (unaudited),                                                                        3

                Condensed Consolidated Statements of Cash Flows,
                Six (6) months ended April 1, 2000 and April 3, 1999 (unaudited)                            4

                Notes to Condensed Consolidated Financial Statements                                        5


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                         6


PART II         Other Information                                                                           9


                Signatures                                                                                 10

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                                     APRIL 1, 2000           OCTOBER 2, 1999
                                                                     -------------           ---------------
                                                                      (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $   3,904,341             $  2,338,935
   Accounts receivable - trade,  less allowance for doubtful
      accounts of $70,000                                                1,228,146                2,603,401
   Inventories                                                           2,807,036                3,035,937
   Deferred income taxes                                                   692,085                  809,555
   Other current assets                                                    135,594                  361,025
                                                                      -------------            -------------
              Total current assets                                       8,767,202                9,148,853

Equipment and leasehold improvements                                     4,771,568                4,640,222
   Less:  accumulated depreciation and amortization                      4,185,733                3,960,614
                                                                      -------------            -------------
                                                                           585,835                  679,608

Goodwill                                                                 1,614,131                1,614,131
   Less:  accumulated amortization                                       1,038,807                  931,352
                                                                      -------------            -------------
                                                                           575,324                  682,779

Other assets                                                                60,314                  149,675

                                                                      $  9,988,675             $ 10,660,915
                                                                      =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                   $    185,352            $     258,067
   Accrued liabilities
      Compensation and related expenses                                    320,273                  230,654
      Other                                                                427,410                  870,936
                                                                      -------------            -------------
              Total current liabilities                                    933,035                1,359,657
                                                                      -------------            -------------

Other long-term liabilities                                                359,578                  365,721

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued and outstanding 1,312,153
     and 1,294,541 shares                                                  131,215                  129,454
   Treasury stock at cost,  19,468 and 27,063 shares                      (160,106)                (213,375)
   Additional paid-in capital                                            1,341,742                1,305,870
   Retained earnings                                                     7,383,211                7,713,588
                                                                      -------------            -------------
              Total stockholders' equity                                 8,696,062                8,935,537
                                                                      -------------            -------------

                                                                      $  9,988,675             $ 10,660,915
                                                                      =============            =============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                            APRIL 1, 2000                 APRIL 3, 1999
                                                                            -------------                 -------------
Net sales                                                                 $   1,381,050                  $    1,247,336
Cost of sales                                                                   702,144                         532,922
                                                                            -------------                 -------------
       Gross profit                                                             678,906                         714,414

Operating expenses:
     Selling, general and
         administrative expenses                                              1,102,528                       1,058,640
     Product development costs                                                  266,972                         552,606
                                                                           --------------                 --------------
           Total operating expenses                                           1,369,500                       1,611,246
                                                                           --------------                 --------------

Operating income (loss)                                                        (690,594)                       (896,832)
                                                                           --------------                 --------------

Other income (expense):
    Gain on sale of investment                                                        -                       1,056,638
    Interest income                                                              82,063                          41,477
    Interest expense                                                               (426)                           (442)
    Other                                                                        11,658                          (4,708)
                                                                           --------------                 --------------
           Total other income (expense):                                         93,295                       1,092,965
                                                                           --------------                 --------------

 Income (loss) before income taxes                                             (597,299)                        196,133

 Provision (benefit) for income taxes                                          (179,190)                         49,033
                                                                           --------------                 --------------

 Net income (loss)                                                      $      (418,109)              $         147,100
                                                                           ==============                 ==============

 Net income (loss) per common share:
    Basic                                                                        $(0.32)                         $ 0.11
    Diluted                                                                      $(0.32)                         $ 0.11

 Weighted average common shares outstanding used in computation:
    Basic                                                                     1,291,300                       1,368,046
    Diluted                                                                   1,291,300                       1,371,235




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                              APRIL 1,2000                 APRIL 3, 1999
                                                                              ------------                 -------------
Net sales                                                                   $    3,634,453              $    2,318,693
Cost of sales                                                                    1,512,480                     940,234
                                                                              ------------                 -------------
            Gross profit                                                         2,121,973                   1,378,459

Operating expenses:
     Selling, general and
         administrative expenses                                                 2,055,361                   2,528,551
     Product development costs                                                     628,316                   1,092,268
                                                                              ------------                 -------------
           Total operating expenses                                              2,683,677                   3,620,819
                                                                              ------------                 -------------

Operating income (loss)                                                           (561,704)                 (2,242,360)
                                                                              ------------                 -------------

Other income (expense):
    Gain on sale of investment                                                           -                   1,056,638
    Interest income                                                                105,141                      76,142
    Interest expense                                                                  (709)                     (3,648)
    Other                                                                           12,382                      (8,489)
                                                                              ------------                 -------------
           Total other income (expense):                                           116,814                   1,120,643
                                                                              ------------                 -------------

 Income (loss) before income taxes                                                (444,890)                 (1,121,717)

 Provision (benefit) for income taxes                                             (133,467)                   (280,429)
                                                                              ------------                 -------------

 Net income (loss)                                                        $       (311,423)           $       (841,288)
                                                                              ============                 =============

 Net income (loss) per common share:
    Basic                                                                          $ (0.24)                   $  (0.63)
    Diluted                                                                        $ (0.24)                   $  (.063)

 Weighted average common shares outstanding used in computation:
    Basic                                                                        1,284,950                   1,327,953
    Diluted                                                                      1,284,950                   1,327,953


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                             APRIL 1, 2000          APRIL 3, 1999
                                                                             -------------          -------------
Operating Activities:
Net income (loss)                                                           $    (311,423)        $    (841,288)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                               421,935               409,789
      Non-cash compensation                                                        34,309                14,678
      Deferred income taxes                                                       117,121                    -
      Gain on sale of investment                                                        -            (1,056,638)

Changes in assets and liabilities:
   Accounts receivable                                                          1,375,255             7,477,215
   Inventories                                                                    228,901            (1,087,655)
   Refundable income taxes                                                        276,960                61,555
   Other current assets                                                          ( 51,529)             ( 80,018)
   Accounts payable and other accrued liabilities                                (432,410)             (853,070)
                                                                              -------------         -------------

           Net cash (used) provided by operating activities                     1,659,119             4,044,568
                                                                              -------------         -------------

Investing Activities:
    Additions to equipment and leasehold improvements                            (131,346)              (22,878)
    Other                                                                               -                 2,230
                                                                              ------------          -------------

           Net cash used by investing activities                                 (131,346)              (20,648)
                                                                              ------------          -------------

Financing Activities:
   Proceeds from stock issuance                                                    37,633                40,803
   Payment of line of credit                                                            -            (2,250,000)
                                                                              ------------          -------------

           Net cash provided (used) by financing activities                        37,633            (2,209,197)

   Net increase (decrease) in cash and cash equivalents                         1,565,406             1,814,723

Cash and cash equivalents at beginning of the period                            2,338,935               740,049
                                                                              ------------          -------------

Cash and cash equivalents at the end of the period                        $     3,904,341        $    2,554,772
                                                                              ============          =============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                          $           142        $       19,814
   Income taxes paid (refunds received), net                                     (394,430)               78,336

NON-CASH TRANSACTIONS:

During the six months ended April 3, 1999, the Company sold its investment in common stock of Visual Networks, Inc. and received proceeds from the sale in the amount of $1,288,633.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                           FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO NEGOTIATE A LINE OF CREDIT WITH ITS BANKS. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999, THE FORM 10-Q FOR THE QUARTER ENDED JANUARY 1, 2000 AND THIS FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2000.

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


NOTE 1.     INVENTORIES

Inventories consisted of the following:


                                                    APRIL 1, 2000               OCTOBER 2, 1999
                                                    -------------               ---------------

                  Finished Goods                  $     373,447                  $     655,167
                  Work in Process                       351,785                        216,072
                  Raw Materials                       2,081,800                      2,164,698
                                                   --------------                 -------------
                                                   $  2,807,036                   $  3,035,937
                                                    ============                   ============

NOTE 2.     LONG-TERM DEBT

At April 1, 2000, the Company had a $5,000,000 revolving line of credit at an interest rate of the banks base rate plus 1/2 of 1% (9.75% at April 1, 2000) with Wainwright Bank and Trust Company. This line of credit was secured by a pledge of substantially all the assets of the Company and required no compensating balances. This line matured on May 1, 2000 and was not renewed. As of April 1, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $88,355. Wainwright bank has agreed to honor these standby letters of credit until they mature at various dates through October 31, 2000. There were no borrowings outstanding against the line.

The Company is currently negotiating a new credit facility with a financial institution. This revolving line of credit has received approval from the financial institution's credit committee and although no assurances can be given with respect to the timing, a formal closing is expected shortly. The Company believes this new credit facility will meet its current credit needs and its need for the foreseeable future.

NOTE 3.      COMMITMENTS AND CONTINGENCIES

The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the quarter the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.




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

        THREE MONTHS ENDED APRIL 1, 2000 AS COMPARED TO THE THREE MONTHS
                              ENDED APRIL 3, 1999

Net sales for the quarters ended April 1, 2000 and April 3, 1999, were $1,381,050 and $1,247,336 respectively. This increase of 11% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the second quarter of fiscal 2000 was $678,906 as compared to gross profit of $714,414 for the same period of fiscal year 1999. This represented a 5% decrease in gross profit for the quarter, primarily attributable to the mix of products sold. Gross profit expressed as a percentage of sales was 49% in 2000 as compared to 57% for the same period in fiscal year 1999.

Selling, general and administrative expenses for the second quarter of fiscal 2000 and 1999 were $1,102,528 and $1,058,640, respectively. This increase of 4% was primarily attributable to the costs and expenses associated with the settlement of the litigation discussed in Note 3 to the financial statements. This increase was partially offset by a decrease of approximately $56,000 in sales commissions.

Product development costs for the quarter ended April 1, 2000 were $266,972 compared to $552,606 for the same period in fiscal 1999. This decrease of 52% was attributable to a shift in development work from internal product development to billable product development.


The Company incurred a net loss of $418,109 for the second quarter of fiscal 2000 as compared to net income of $147,100 for the same period in fiscal 1999. Included in the net loss for the second quarter of fiscal 2000 is a loss from operations of $690,594 as compared to an operating loss of $896,832 in 1999. Included in the net income for the second quarter of fiscal 1999 is a one-time gain on the sale of an investment of $1,056,638. The increase in operating profitability is primarily attributable to the decrease in operating expenses as described above.


          SIX MONTHS ENDED APRIL 1, 2000 AS COMPARED TO THE SIX MONTHS
                              ENDED APRIL 3, 1999

Net sales for the six months ended April 1, 2000 and April 3, 1999, were $3,634,453 and $2,318,693, respectively. This increase of 57% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders. The strengthening of economic conditions in many countries contributed to an increased order flow from our traditional international government markets.

Gross profit for the first six months of fiscal 2000 was $2,121,973 as compared to gross profit of $1,378,459 for the same period of fiscal year 1999. This represented a 54% increase in gross profit for the quarter. Gross profit expressed as a percentage of sales decreased to 58% in 2000 from 59% as compared to the same period in fiscal year 1999.

Selling, general and administrative expenses for the first six months of fiscal 2000 and 1999 were $2,055,361 and $2,528,551, respectively. This decrease of 19% was primarily attributable to approximately $475,000 in costs associated with the settlement of litigation in fiscal 1999 and was offset by $147,000 in costs associated with the settlement of litigation discussed in Note 3 to the financial statements. In addition, a reduction in marketing costs associated with new product development resulted in a decrease of approximately $70,000.

Product development costs for the six months ended April 1, 2000 were $628,316 compared to $1,092,268 for the same period in fiscal 1999. This decrease of 42% was attributable to a shift in development work from internal product development to billable product development.

The Company showed a net loss of $311,423 for the first six months of fiscal 2000 as compared to a net loss of $841,288 for the same period in fiscal 1999. The improvement in profitability is primarily attributable to the increased sales, the increase in gross profit and the decrease in operating spending as described above.


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


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $1,565,406 or 67% to $3,904,341 as of April 1, 2000, from a balance of $2,338,935 at October 2, 1999. This increase was primarily due to the reduction of accounts receivable and inventory. The current ratio increased to 9.4:1 at April 1, 2000 compared to 6.7:1 as of October 2, 1999, primarily as a result of the cash received on accounts receivable during the quarter.

At April 1, 2000, the Company had a $5,000,000 revolving line of credit at an interest rate of the banks base rate plus 1/2 of 1% (9.75% at April 1, 2000) with Wainwright Bank and Trust Company. This line of credit was secured by a pledge of substantially all the assets of the Company and required no compensating balances. This line matured on May 1, 2000 and was not renewed. As of April 1, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $88,355. Wainwright bank has agreed to honor these standby letters of credit until they mature at various dates through October 31, 2000. There were no borrowings outstanding against the line.

The Company is currently negotiating a new credit facility with a financial institution. This revolving line of credit has received approval from the financial institution's credit committee and although no assurances can be given with respect to the timing, a formal closing is expected shortly. The Company believes this new facility will meet its current credit needs and its needs for the foreseeable future.

Management anticipates no unusual capital expenditures during the remainder of fiscal 2000. Management is currently working to renew its existing line of credit, if it is unable to do so, its operations may be substantially adversely affected.

PART II.          Other Information

ITEM 1.    LEGAL PROCEEDINGS:

The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the quarter the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.


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


                                           TECHNICAL COMMUNICATIONS CORPORATION
                                              (Registrant)




MAY 15, 2000                                    By: /S/ CARL H. GUILD, JR.
Date                                               ----------------------------
                                                   Carl H. Guild, Jr.,
                                                   President and Chief
                                                   Executive Officer


MAY 15, 2000                                    By: /S/ MICHAEL P. MALONE
Date                                               ----------------------------
                                                   Michael P. Malone, Chief
                                                   Financial Officer