Form 10-Q
period 2000-07-01
TECHNICAL COMMUNICATIONS CORP
filed 2000-08-15
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 for the quarterly period ended July 1, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934 for the transition period _____ to _____

     Commission File Number:  000-08588

                      TECHNICAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                04-2295040
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

     100 DOMINO DRIVE, CONCORD, MA                   01742-2892
----------------------------------------             ----------
(Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code:   (978) 287-5100
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 11, 2000: 1,312,513.

                                      INDEX

                                                                          PAGE
PART I   Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets,
         as of July 1, 2000 (unaudited) and October 2, 1999                   1

         Condensed Consolidated Statements of Operations,
         Three (3) months ended July 1, 2000 and July 3, 1999
         (unaudited),                                                         2
         Nine (9) months ended July 1, 2000 and July 3, 1999 (unaudited),     3

         Condensed Consolidated Statements of Cash Flows,
         Nine (9) months ended July 1, 2000 and July 3, 1999 (unaudited)      4

         Notes to Condensed Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6

PART II  Other Information                                                    9

         Signatures                                                          10

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                        JULY 1, 2000      OCTOBER 2, 1999
                                                        ------------      ---------------
                                                        (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                               $3,729,744         $ 2,338,935
 Accounts receivable - trade,  less allowance for
    doubtful accounts of $70,000                            507,585           2,603,401
 Inventories                                              2,840,435           3,035,937
 Deferred income taxes                                      692,085             809,555
 Other current assets                                       200,807             361,025
     Total current assets                                 7,970,656           9,148,853

Equipment and leasehold improvements                      4,891,049           4,640,222
 Less: accumulated depreciation and amortization          4,254,653           3,960,614
                                                        ------------      --------------
                                                            636,396             679,608

Goodwill                                                  1,614,131           1,614,131
 Less: accumulated amortization                           1,092,534             931,352
                                                        ------------      --------------
                                                            521,597             682,779

Other assets                                                 15,633             149,675
                                                        ------------      --------------

                                                         $9,144,282         $10,660,915
                                                        ============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                        $  236,412         $   258,067
 Accrued liabilities
  Compensation and related expenses                         451,300             230,654
  Other                                                     104,801             870,936
                                                        ------------      --------------
     Total current liabilities                              792,513           1,359,657

Other long-term liabilities                                 359,229             365,721

Commitments and contingencies

Stockholders' Equity:
 Common stock, par value $.10 per share;
   authorized 3,500,000 shares; issued and
   outstanding 1,312,153 and 1,294,541 shares               131,215             129,454
 Treasury stock at cost,  19,468 and 27,063 shares         (160,106)           (213,375)
 Additional paid-in capital                               1,341,742           1,305,870
 Retained earnings                                        6,679,689           7,713,588
                                                        ------------      --------------
     Total stockholders' equity                           7,992,540           8,935,537
                                                        ------------      --------------

                                                         $9,144,282         $10,660,915
                                                        ============      ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                 ------------------
                                           JULY 1, 2000     JULY 3, 1999
                                           ------------     ------------
Net sales                                  $  744,010         $1,361,671
Cost of sales                                 433,561            690,853
                                           ------------     ------------
     Gross profit                             310,449            670,818

Operating expenses:
 Selling, general and
  administrative expenses                   1,092,710          1,043,694
 Product development costs                    291,139            453,850
                                           ------------     ------------
     Total operating expenses               1,383,849          1,497,544
                                           ------------     ------------

Operating loss                             (1,073,400)          (826,726)
                                           ------------     ------------
Other income (expense):
 Interest income                               59,156             38,208
 Interest expense                                (559)              (426)
 Other                                          9,779             (2,959)
                                           ------------     ------------
     Total other income:                       68,376             34,823
                                           ------------     ------------

Loss before income taxes                   (1,005,024)          (791,903)

Provision (benefit) for income taxes         (301,507)          (197,976)
                                           ------------     ------------
Net loss                                   $ (703,517)         $(593,927)
                                           ============     ============
Net loss per common share:
 Basic                                     $    (0.54)           $ (0.43)
 Diluted                                   $    (0.54)           $ (0.43)

Weighted average common shares
 outstanding used in computation:
 Basic                                      1,292,685          1,376,951
 Diluted                                    1,292,685          1,376,951


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                     NINE MONTHS ENDED
                                                     -----------------
                                                JULY 1,2000     JULY 3, 1999
                                                -----------     ------------
Net sales                                       $ 4,378,463     $  3,680,363
Cost of sales                                     1,946,041        1,598,165
                                                -----------     ------------
     Gross profit                                 2,432,422        2,082,198

Operating expenses:
 Selling, general and
  administrative expenses                         3,148,071        3,605,168
 Product development costs                          919,454        1,546,118
                                                -----------     ------------
           Total operating expenses               4,067,525        5,151,286
                                                -----------     ------------
Operating loss                                   (1,635,103)      (3,069,088)
                                                -----------     ------------

Other income (expense):
 Gain on sale of investment                               -        1,056,638
 Interest income                                    163,869          114,350
 Interest expense                                    (1,127)          (4,074)
    Other                                            22,447          (11,447)
                                                -----------     ------------
           Total other income:                      185,189        1,155,467
                                                -----------      -------------

Loss before income taxes                         (1,449,914)      (1,913,621)

Provision (benefit) for income taxes               (434,975)        (478,405)
                                                -----------     ------------

Net loss                                        $(1,014,939)    $ (1,435,216)
                                                ===========     ============

Net loss per common share:
 Basic                                          $     (0.79)    $      (1.07)
 Diluted                                        $     (0.79)    $      (1.07)

Weighted average common shares outstanding
 used in computation:
 Basic                                            1,287,528        1,344,063
 Diluted                                          1,287,528        1,344,063



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                 JULY 1, 2000     JULY 3, 1999
                                                                 ------------     ------------
Operating Activities:
Net loss                                                         $(1,014,939)     $(1,435,216)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
 Depreciation and amortization                                       589,263          605,896
 Non-cash compensation                                                34,309           14,677
 Deferred income taxes                                               117,121                -
      Gain on sale of investment                                           -       (1,056,638)

Changes in assets and liabilities:
 Accounts receivable                                               2,095,816        7,701,501
 Inventories                                                         195,502         (788,711)
 Refundable income taxes                                             276,960           75,840
 Other current assets                                              ( 116,742)        ( 37,947)
 Accounts payable and other accrued liabilities                     (573,288)      (1,619,090)
                                                                 ------------     ------------
     Net cash provided by operating activities                     1,604,003        3,460,312
                                                                 ------------     ------------
Investing Activities:
 Additions to equipment and leasehold improvements                  (250,827)         (15,119)
 Proceeds from sale of investment                                          -        1,288,633
 Other                                                                                 (2,540)
                                                                           -
     Net cash (used) provided by investing activities               (250,827)       1,270,974
                                                                 ------------     ------------
Financing Activities:
 Proceeds from stock issuance                                         37,633           40,803
 Payment of line of credit                                                 -       (2,250,000)
                                                                 ------------     ------------
     Net cash provided (used) by financing activities                 37,633       (2,209,197)

 Net increase in cash and cash equivalents                         1,390,809        2,522,089

Cash and cash equivalents at beginning of the period               2,338,935          740,049
                                                                 ------------     ------------
Cash and cash equivalents at the end of the period               $ 3,729,744       $3,262,138
                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                   $       701          $20,256
 Income taxes paid (refunds received), net                          (394,430)          64,051



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO NEGOTIATE A LINE OF CREDIT WITH ITS BANKS. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999, THE FORM 10-Q FOR THE QUARTERS ENDED JANUARY 1, 2000 AND APRIL 1, 2000 AND THIS FORM 10-Q FOR THE QUARTER ENDED JULY 1, 2000.

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

NOTE 1. INVENTORIES

Inventories consisted of the following:

                                 JULY 1, 2000      OCTOBER 2, 1999
                                 ------------      ---------------
      Finished Goods               $  586,561        $    655,167
      Work in Process                 351,785             216,072
      Raw Materials                 1,902,089           2,164,698
                                  -----------        ------------
                                  $ 2,840,435         $ 3,035,937
                                  ===========         ===========

NOTE 2. LONG-TERM DEBT

In August 2000, the Company successfully negotiated a new $5 million asset-based credit facility with Coast Business Credit. The line carries an interest rate of prime plus 1/2% (9.75% at July 1, 2000). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There is one financial covenant associated with the line, which calls for a minimum net tangible worth starting at $6,250,000 and increasing over time based on certain criteria. The amount of borrowings is limited to a percentage of certain accounts receivable and inventory balances. The line matures in August 2003. The Company believes this new credit facility will meet its current credit needs and its need for the foreseeable future.

Previously the Company had a $5,000,000 revolving line of credit with Wainwright Bank and Trust Company at an interest rate of the bank's base rate plus 1/2 of 1%. This line of credit was secured by a pledge of substantially all the assets of the Company. This line matured on May 1, 2000 and was not renewed. As of July 1, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $88,355. Wainwright Bank has agreed to honor these standby letters of credit until they mature at various dates through October 31, 2000.

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the second quarter the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

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

         THREE MONTHS ENDED JULY 1, 2000 AS COMPARED TO THE THREE MONTHS
                               ENDED JULY 3, 1999

Net sales for the quarters ended July 1, 2000 and July 3, 1999, were $744,000 and $1,362,000 respectively. This decrease of 45% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders. Including an anticipated order totaling approximately $600,000, which was received several days subsequent to the close of the quarter.

Gross profit for the second quarter of fiscal 2000 was $310,000 as compared to gross profit of $671,000 for the same period of fiscal year 1999. This represented a 54% decrease in gross profit for the quarter, primarily attributable to the decrease in revenues and the mix of products sold. Gross profit expressed as a percentage of sales was 42% in 2000 as compared to 49% for the same period in fiscal year 1999.

Selling, general and administrative expenses for the second quarter of fiscal 2000 were $1,093,000, which were substantially the same as the $1,044,000 of expenses for the same period in fiscal 1999.

Product development costs for the quarter ended July 1, 2000 were $291,000 compared to $454,000 for the same period in fiscal 1999. This decrease of 36% was attributable to a shift in development work from internal product development to billable product development.

The Company incurred a net loss of $704,000 for the third quarter of fiscal 2000 as compared to net loss of $594,000 for the same period in fiscal 1999. Included in the net loss for the third quarter of fiscal 2000 is a loss from operations of $1,073,000 as compared to an operating loss of $827,000 in 1999. The decrease in operating profitability is primarily attributable to the decrease in gross profit and partially offset by the decrease in operating spending as described above.

         NINE MONTHS ENDED JULY 1, 2000 AS COMPARED TO THE NINE MONTHS
                               ENDED JULY 3, 1999

Net sales for the nine months ended July 1, 2000 and July 3, 1999, were $4,378,000 and $3,680,000, respectively. This increase of 19% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders. The strengthening of economic conditions in many countries has contributed to an increased order flow from our traditional international government markets.

Gross profit for the first nine months of fiscal 2000 was $2,432,000 as compared to gross profit of $2,082,000 for the same period of fiscal year 1999. This represented a 17% increase in gross profit for the period. Gross profit expressed as a percentage of sales decreased to 56% in 2000 from 57% as compared to the same period in fiscal year 1999.

Selling, general and administrative expenses for the first nine months of fiscal 2000 and 1999 were $3,148,000 and $3,605,000, respectively. This decrease of 13% was primarily attributable to approximately $475,000 in costs associated with the settlement of litigation in fiscal 1999 and was offset by $147,000 in costs associated with the settlement of litigation discussed in
Note 3 to the financial statements. In addition, there were decreases in costs associated with a reduction in marketing costs associated with new product development of approximately $56,000 and the timing of trade shows also resulted in a reduction in spending of approximately $40,000.

Product development costs for the nine months ended July 1, 2000 were $919,000 compared to $1,546,000 for the same period in fiscal 1999. This decrease of 41% was attributable to a shift in development work from internal product development to billable product development.

The Company showed a net loss of $1,015,000 for the first nine months of fiscal 2000 as compared to a net loss of $1,435,000 for the same period in fiscal 1999. The improvement in profitability is primarily attributable to the increased sales, the increase in gross profit and the decrease in operating spending as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased by $1,391,000 or 67% to $3,730,000 as of July 1, 2000, from a balance of $2,339,000 at October 2, 1999. This increase was primarily due to the reduction of accounts receivable and inventory. The current ratio increased to 10:1 at July 1, 2000 compared to 6.7:1 as of October 2, 1999, primarily as a result of the cash received on accounts receivable during the year.

In August 2000, the Company successfully negotiated a new $5 million asset-based credit facility with Coast Business Credit. The line carries an interest rate of prime plus 1/2% (9.75% at July 1, 2000). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There is one financial covenant associated with the line, which calls for a minimum net tangible worth starting at $6,250,000 and increasing over time based on certain criteria. The amount of borrowings is limited to a percentage of certain accounts receivable and inventory balances. The line matures in August 2003. The Company believes this new credit facility will meet its current credit needs and its need for the foreseeable future.

Previously the Company had a $5,000,000 revolving line of credit with Wainwright Bank and Trust Company at an interest rate of the bank's base rate plus 1/2 of 1%. This line of credit was secured by a pledge of substantially all the assets of the Company. This line matured on May 1, 2000 and was not renewed. As of July 1, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $88,355. Wainwright Bank has agreed to honor these standby letters of credit until they mature at various dates through October 31, 2000.

Management anticipates no unusual capital expenditures during the remainder of fiscal 2000.

PART II. Other Information

ITEM 1. LEGAL PROCEEDINGS:

The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the second quarter the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

Item 2. Changes in Securities and Use of Proceeds:

        Not applicable.

Item 3. Defaults Upon Senior Securities:

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders:

        None.

Item 5. Other Information:

        None.

Item 6. Exhibits and Reports on Form 8-K:

        a. Exhibits:

           Exhibit 27:    Financial Data Schedule

        b. Reports on Form 8-K:

           During the quarter the registrant filed one (1) Form 8-K on June 16, 2000, with respect to a change of auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TECHNICAL COMMUNICATIONS CORPORATION
                                            (Registrant)




AUGUST 14, 2000                             By:/s/ CARL H. GUILD, JR.
---------------                                --------------------------------
Date                                           Carl H. Guild, Jr., President and
                                                 Chief Executive Officer

AUGUST 14, 2000                             By:/s/ MICHAEL P. MALONE
---------------                                --------------------------------
Date                                           Michael P. Malone, Chief
                                                 Financial Officer