Form 10-K
period 2000-09-30
TECHNICAL COMMUNICATIONS CORP
filed 2000-12-29
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number
September 30, 2000                                             0-8588
------------------                                             ------

                                      or

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _______________TO_______________.

                     Technical Communications Corporation
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

              Massachusetts                                      04-2295040
---------------------------------------------       -----------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
or organization)

      100 Domino Drive, Concord, MA                           01742-2892
----------------------------------------            ---------------------------
(Address of principal executive offices)                      (Zip code)


          (978) 287-5100
-------------------------------
(Registrant's telephone number,
including area code)


         Securities registered pursuant to Section 12 (b) of the Act:

            None                                                None
-------------------------------                     ----------------------------
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

                               YES   X       NO ____
                                    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing price of the stock as of December 15, 2000, the aggregate market value of the registrant's Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 15, 2000, was approximately $2,451,352.

     The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 15, 2000, was 1,308,291.

FORWARD-LOOKING STATEMENTS
--------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-K, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.


                                    PART I
Item 1.   BUSINESS

(a)       General
          -------

          The Company was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(b)       Information as to Industry Segments
          -----------------------------------

          The Company's business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(c)       Description of Business
          -----------------------

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

(d)       Products
          --------

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

     Network Security Systems

     The CipherONE(TM) family of Network Security Systems is a family of high-speed, high-performance hardware/software-based encryption products for LAN/WAN and Internet applications and includes Network Security Management.

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

     The Cipher x 7100 Frame Relay Network Encryptor is a high-speed end to end frame relay encryption system and is easily configured locally with Cipher Site Manager or remotely with KEYNET.

     The Cipher x 7200 IP Network Encryptor provides encryption security at the Internet Protocol (IP) layer and is easily configured locally with Cipher Site Manager or remotely with KEYNET. The Cipher x 7200 has been awarded Federal Information Processing Standard (FIPS 140-1) Level 3 certification, which allows the product to compete for US and Canadian federal security acquisition, which require FIPS 140-1 Compliance.

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

(e)  Competition
     -----------

     The Company has several competitors, including foreign-based companies, in the communications security device field. Few of these competitors offer products that compete across all of the Company's product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies, which have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Electronics Plc, Cylink Corporation, Motorola Inc., Omnisec AG, Cisco Systems, SafeNet, Inc. and TimeStep Corporation.

          The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives and distributors.

(f)       Sales and Backlog
          -----------------

          In fiscal 2000, the Company had two customers, representing 41% (21% and 20%) of net sales. In fiscal 1999, the Company had three customers, representing 60% (32%, 17% and 11%) of net sales. In fiscal 1998, the Company had two customers representing 71% (54% and 17%) of net sales.

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

          The Company's backlog of firm orders as of September 30, 2000 was approximately $400,000, compared to approximately, $2,000,000 as of October 2, 1999. The Company expects to deliver substantially its entire backlog in fiscal year 2001.


(g)       Regulatory Matters
          ------------------

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

(h)       Manufacturing and Technical Expertise
          -------------------------------------

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

(i)       Research and Development
          ------------------------

          Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel. During the twelve-month periods ended September 30, 2000, October 2, 1999 and October 3, 1998, the Company spent $1,156,692, $1,935,859 and $1,414,746, respectively, on product development. In addition, product development is also, undertaken by the Company on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

(j)       Employees
          ---------

          As of September 30, 2000, the Company employed, approximately 50 persons. The Company believes that its relationship with its employees is good.

(k)       Foreign Operations
          ------------------

          The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2000 and 1999 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. For example, during fiscal year 1996 foreign and domestic sales were equally profitable. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

          When there is a tax advantage to the Company, export sales are conducted through its wholly owned subsidiary, TCC Foreign Sales Corporation (TCC FSC). TCC FSC is organized and incorporated in the U.S. Virgin Islands. As a qualified Foreign Sales Corporation under the Internal Revenue Code, TCC FSC is able to take advantage of tax incentives enacted by Congress to encourage export sales.

          Information regarding the Company's revenue from export sales for the past five years is set forth in Item 6, "SELECTED FINANCIAL DATA".


Item 2.   PROPERTIES

          The Company leases its headquarters located in Concord, Massachusetts, under an operating lease. The premises are used for manufacturing and house the Company's executive offices.

          On October 16, 1992, the Company signed its current lease on its headquarters. The Company has renewed the lease on its headquarters located in Concord, Massachusetts through December 31, 2002. Future minimum lease payments amount to $171,216 in fiscal 2001, $171,216 in fiscal 2002 and $42,804 in fiscal 2003. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the lease term, if elected. Management believes the current facility is capable of meeting the Company's anticipated needs for the foreseeable future.

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

          The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the fiscal year 2000 the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company was held on February 7, 2000. The meeting was conducted for the purpose of (i) electing two Class II Directors, each to serve for a term of three years and (ii) ratifying the election of the Company's independent auditors.

     The ratification of the election of the Class II Directors was approved with 1,174,858 votes in favor, 45,777 votes against and -0- votes abstaining.

     The ratification of the Company's auditors was approved with 1,164,186 votes in favor, 7,942 votes against and 1,700 votes abstaining.


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

                                                        Price
                                                        -----
Title of Class       Quarter Ending                 Low         High
--------------       --------------                -----       ------

Common Stock,
$.10 par value
                        1/1/2000                  2.563        7.500
                        4/1/2000                  5.188       10.813
                        7/1/2000                  2.375        6.125
                       9/30/2000                  2.531        3.969

                        01/02/99                  3.375        6.000
                        04/03/99                  2.375        4.500
                        07/03/99                  1.625        3.375
                        10/02/99                  2.250        3.125


          The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the forseeable future.

          As of December 15, 2000, there were approximately 1,200 record holders of Common Stock, $ .10 par value. On December 15, 2000, the closing price of the Common Stock was $2.00.

Item 6.  SELECTED FINANCIAL DATA

 Selected Financial Data:
                                                                  Fiscal Years Ended:

                                     September 30,    October 2,            October 3,   September 27,   September 28,
                                        2000           1999                   1998           1997            1996
--------------------------------------------------------------------------------------------------------------------
Net Sales:

  Domestic                           $ 2,446,083    $ 1,239,275           $ 1,631,459    $ 2,734,690     $ 3,633,425
  Foreign (Note A)                     3,128,025      5,194,408            12,224,322      9,523,948      10,379,377
--------------------------------------------------------------------------------------------------------------------

Total net sales                      $ 5,574,108      6,433,683            13,855,781     12,258,638      14,012,802

Gross profit                           3,197,675      3,305,192             8,393,173      7,104,975       8,231,388

Net income (loss)                     (1,740,314)    (1,218,542)              481,603     (1,243,501)        532,147

Net income (loss) per share
   of common stock
      Basic                          $     (1.35)   $      (.96)          $       .38    $      (.98)    $       .42
      Diluted                        $     (1.35)   $      (.96)          $       .37    $      (.98)    $       .41

Weighted average
    shares outstanding

      Basic                            1,289,523      1,264,626             1,281,924      1,270,625       1,257,384
      Diluted                          1,289,523      1,264,626             1,288,007      1,270,625       1,298,387

                                                                        As of:

                                   September 30,        October 2,        October 3,       September 27,        September 28,
                                        2000              1999              1998              1997                  1996
---------------------------------------------------------------------------------------------------------------------------------
Assets                               $ 8,402,717       $10,660,915       $16,172,729       $12,892,899           $16,000,033

Line of credit/current portion,
long-term debt (B)                             -                 -         2,250,000                 -             1,145,175

Long-term obligations                          -                 -                 -                 -             1,200,000
---------------------------------------------------------------------------------------------------------------------------------

Notes to Selected Financial Data

(A) A summary of foreign sales by geographic area may be found in Note 15 of the Notes to Consolidated Financial Statements.

(B) At October 3, 1998, amount represents outstanding borrowings against line of credit.

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

          Certain Factors Affecting Future Operating Results
          --------------------------------------------------

The discussions in this Form 10-K, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 30, 2000.

          Year 2000 Compliance Update
          ---------------------------

Technical Communications Corporation has been actively addressing the Year 2000
(Y2K) problem since April 1998. Generally speaking, the Y2K problem results from the use of two-digit, rather than four-digit, date years in computer systems and software applications.

As a result of these efforts, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant or are not date sensitive. In addition, the Company is not aware of any significant vendor that has experienced material disruption due to year 2000 issues. We will continue to monitor our systems and vendors to ensure that issues do not arise in the coming months. Although we do not anticipate any future significant business interruption, we can give no assurance that such interruption will not occur.

Results of Operations
---------------------

                      FISCAL 2000 COMPARED TO FISCAL 1999
                      -----------------------------------

Consolidated net sales for the year ended September 30, 2000, were $5,574,000 compared with sales of $6,434,000 for the prior fiscal year. This decrease of $860,000, or 13%, is mainly attributed to a delay in the receipt of anticipated orders.

Gross profit for fiscal year 2000 was $3,198,000, compared to $3,305,000 in fiscal 1999, a decrease of 3%. Gross profit expressed as a percentage of sales was 57% in fiscal 2000 compared to 51% in the prior year, which was primarily due to the lower sales volume, improved product mix and tighter cost controls.

Selling, general and administrative expenses decreased 10% from $4,312,000 in fiscal 1999 to $3,874,000 for the year just ended, primarily attributable to approximately $475,000 in costs associated with the settlement of litigation in fiscal 1999 and was offset by $147,000 in costs associated with the settlement of litigation discussed in Note 16 to the financial statements. In addition payroll and other administrative costs have decreased due to the continued emphasis on expense controls.

Product development costs in fiscal 2000 were $1,157,000, compared to $1,936,000 in fiscal 1999. The $779,000, or 40%, decrease was primarily attributable to a shift in development work from internal product development to billable product development.

Investment income earned during fiscal 2000 was $267,000, compared to $1,318,000 in fiscal 1999. Included in investment income for fiscal 1999 is a one-time gain on the sale of an investment of $1,151,000.

The Company showed a net loss of $1,740,000 for fiscal 2000 as compared to a net loss of $1,219,000 for the same period in fiscal 1999. The decrease in profitability is primarily attributable to the decreased sales, which was partially offset by the decrease in operating spending as described above. However, the current year did not recognize any income tax benefit associated with the current year loss and in addition included a write down of the previous years net deferred tax asset by $173,000 due to continued losses affecting the Company's ability to recognize future benefit from the carryforward of net operating losses. The 1999 income tax benefit amounted to $406,000.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 30, 2000, none of the Company's monetary assets or liabilities were subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

                      FISCAL 1999 COMPARED TO FISCAL 1998
                      -----------------------------------

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

As a result of the Company's increase in cash available for investment and no borrowings on its line of credit, net interest income increased from a net expense of $118,000 during fiscal 1998 to a net income position of $143,000 for fiscal 1999.

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

Recent Accounting Pronouncements
---------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements. Subsequently, the SEC has amended the implementation dates so that the Company is required to adopt the provisions of SAB No. 101 in the fourth quarter of 2001. We are currently reviewing the impact of SAB No. 101, but we believe that it will not materially affect the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. Management does not expect the adoption of these statements to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents increased by $783,000 or 33% to $3,122,000 as of September 30, 2000, from a balance of $2,339,000 at October 2, 1999. This increase was primarily due to the reduction of accounts receivable, which were partially offset by operating losses and a reduction in current liabilities.
The current ratio remained substantially the same at 6.6:1 at September 30, 2000 compared to 6.7:1 as of October 2, 1999.

In August 2000, the Company successfully negotiated a new $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an
interest rate of prime plus  1/2% (10.0% at September 30, 2000).   This
revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There is one financial covenant associated with the line, which calls for a minimum net tangible worth starting at $6,250,000 and increasing over time based on certain criteria. The amount of borrowings is limited to a percentage of certain accounts receivable and inventory balances. At September 30, 2000 the Company was in default of the net worth covenant. Subsequently, Coast waived the default and modified the agreement to reduce the minimum net worth requirement for the future and added an interest coverage ratio requirement. In addition, Coast has suspended the Company's ability to request loans, of up to $500,000, against inventory balances. The line matures in August 2003. The Company believes this new credit facility, as amended will meet its current credit needs and its need for the foreseeable future.

Previously the Company had a $5,000,000 revolving line of credit with Wainwright Bank and Trust Company at an interest rate of the bank's base rate plus 1/2 of 1%. This line of credit was secured by a pledge of substantially all the assets of the Company. This line matured on May 1, 2000 and was not renewed. As of September 30, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $20,879. Wainwright Bank has agreed to honor these standby letters of credit until they mature on December 31, 2000.

The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future impact the cash flow of the Company. Although the Company believes there are currently sufficient cash and available funds under the line of credit to meet its working capital needs, delays in the timing of significant transactions may cause the Company to reevaluate and adjust its operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company may face exposure to movements in foreign currency exchange rates. Currently, all of the Company's business outside the United States is conducted in U.S. dollar-denominated transactions.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the index to the Financial Statements and Schedules under Part IV,
         Item 14, in this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

    (a)  Identification of Directors
         ---------------------------

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

         Name and Year First                              Positions and Offices
          Became a Director                                  with the Company
          -----------------                                  ----------------
     Dr. Mahmud Awan (1) (8) 1998                 Director, Chairman of the Board            49
          Class I Director

     David A. B. Brown (2) (8) 1998               Director                                   57
          Class II Director

     Mitchell B. Briskin (3) 1998                 Director                                   41
          Class I Director

     Carl H. Guild, Jr. (4) 1997                  Director, Vice Chairman of the             56
          Class III Director                      Board, Chief Executive Officer
                                                  and President

     Donald Lake (5) 1998                         Director                                   56
          Class III Director

     Robert T. Lessard (6) 1997                   Director                                   60
          Class II Director

     Thomas E. Peoples (7) 1998                   Director                                   52
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

(3) Mr. Briskin, a Principal at Stonebridge Associates LLP, where he has worked since 1999, was re-elected to the Board of Directors in August 1998 in accordance with the terms of the settlement of litigation. From 1997 to 1999 Mr. Briskin was a principal at Concord Investment Partners. From 1996 to 1997 Mr. Briskin was attending Harvard Business School. From 1990 to 1995, Mr. Briskin was General Manager at General Chemical Corporation; previously, he was a lawyer with Patterson, Belknap, Webb & Tyler in New York City.

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

         (b)  Identification of Executive Officers
              ------------------------------------

         The following table sets forth the names of all executive officers of the Company, excluding those who are also directors, the year each first became an executive officer, the position currently held by each officer of the Company, the principal occupation of each officer during the past five years, and the age of each officer.

                Name and Year           Positions and Offices with
           First Became an Officer            the Company              Age
           -----------------------            -----------              ---

          John I. Gill (1) 1985        Executive Vice President         60
          Michael P. Malone (2) 1998   Chief Financial Officer/         41
                                       Treasurer/Assistant secretary

          (1)  Mr. Gill has been employed by the Company since August 1983.
          (2)  Mr. Malone has been employed by the Company since November 1998.

     (c)  Family Relationships
          --------------------

          No director or executive officer is related to any other director or executive officer by blood or marriage.

     (d)  Section 16(a) Beneficial Ownership Reporting Compliance
          -------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) beneficial owners are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that, during fiscal 2000, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, with the exception of the late filing of a Form 4 by the Company's Chairman, Dr. M. Mahmud Awan.


Item 11.  EXECUTIVE COMPENSATION

     (a)  Summary Compensation Table
          --------------------------

          The following tables set forth certain summary information concerning compensation paid or accrued by the Company during the past three fiscal years to its Chief Executive Officer and the other executive officers of the Company whose annual compensation during Fiscal Year 2000 exceeded $100,000 (hereafter referred to as the "named executive officers"):

                                                     Fiscal                                                 All Other
Name and Principal Position                           Year         Salary              Bonus               Compensation
---------------------------                           ----         ------              -----               ------------
Carl H. Guild, Jr. (4)                                2000        $195,720                  -               $  9,198(5)
Chief Executive Officer and President                 1999        $199,680                  -               $  4,814(6)
                                                      1998        $126,548                  -               $125,502(7)

John I. Gill                                          2000        $126,583                  -               $  1,133(1)
Executive Vice President                              1999        $119,745            $19,700(3)            $  1,797(1)
                                                      1998        $118,591                  -               $  1,493(1)

Michael P. Malone (8)                                 2000        $106,734                  -               $  1,601(2)
Chief Financial Officer                               1999        $ 84,349                  -               $  1,118(2)

  (1) Represents the Company's 25% match on the first 6% of Mr. Gill's fiscal year 401(k) contribution.

  (2) Represents the Company's 25% match on the first 6% of Mr. Malone's fiscal year 401(k) contribution.

  (3) This amount of $19,700 was paid to Mr. Gill for services rendered in fiscal year 1998.

  (4) Prior to his employment as Chief Executive Officer of the Company and his election as Chairman of the Board on February 13, 1998, Mr. Guild had been an independent consultant to the Company and a Director since May 1, 1997.

  (5) Includes income realized upon receipt of Company stock of $6,800 as a result of grants on November 18, 1999, February 7, 2000 and August 3, 2000 by the Company's Board of Directors and $2,398 representing the Company's 25% match on the first 6% of Mr. Guild's 2000 fiscal year 401(k) contribution.

  (6) Includes income realized upon receipt of Company stock of $2,000 as a result of a February 8, 1999 grant by the Company's Board of Directors and $2,814 representing the Company's 25% match on the first 6% of Mr. Guild's 1999 fiscal year 401(k) contribution.

  (7) Includes consultant's fees and expenses of $109,689 related to work performed in fiscal year 1997 and paid in fiscal 1998, as well as work performed prior to February 13, 1998 and paid in fiscal 1998. The total also includes Director's fees of $11,300 from the beginning of fiscal 1998 until February 13, 1998, income realized upon receipt of company stock of $3,015 as a result of the Company's August 14, 1998 grant of stock to members of its Board of Directors and $1,498 for the Company's 25% match on the first 6% of Mr. Guild's fiscal 1998 401(k) contribution.

  (8)  Mr. Malone joined the Company during fiscal year 1999.


       (b) Stock Options
           -------------

Set forth below is an Option/SAR Grants table concerning individual grants of stock options and SARs made during fiscal 2000 to each of the named executive officers.

Options/SAR Grants in Fiscal Year 2000

                                Number of             Percent of Total
                               Securities               Options/SARs            Exercise
                           Underlying Options/      Granted to Employees         of Base         Expiration
                              SARs Granted                   (1)               Price ($/sh)         Date
                              ------------                   ---               ------------         ----
Carl H. Guild, Jr.              1,000 (2)                    3.7%                  5.100           2/7/2005
John I. Gill                    5,000 (3)                   18.5%                  7.125          1/24/2010

(1) Options to purchase a total of 27,000 shares of the Company's Common Stock were granted to employees of the Company.
(2) Common Stock options, which were granted to Mr. Guild under the 1991 Plan on February 7, 2000 are exercisable immediately.
(3) Common Stock options, which were granted to Mr. Gill under the 1991 Plan on January 24, 2000 are exercisable 20% per year over five years.

Set forth below is a table concerning each exercise of stock options (or tandem
SARs) and freestanding SARs during fiscal 2000 by each of the named executive officers and the value at September 30, 2000 of unexercised options and SARs.

Aggregated Option/SAR Exercises for Fiscal Year Ended September 30, 2000 and Fiscal Year Option/SAR Values

                                                                                                  Value of Unexercised
                                                           Number of Unexercised                  In-the-Money Options
                             Shares                      Options at Fiscal Year-End               at Fiscal Year End(1)
                                                         --------------------------               ---------------------
                           Acquired on     Value
        Name                 Exercise     Realized    Exercisable        Not Exercisable       Exercisable       Not Exercisable
        ----                 --------     --------    -----------        ---------------       -----------       ---------------
Carl H. Guild, Jr.               -            -       154,945 (2)           18,000 (3)              -                   -
John I. Gill                     -            -         1,000 (4)            4,000 (6)              -                   -
Michael P. Malone                -            -         2,000 (5)            3,000 (7)              -                   -

--------------------------------------------------------------------------------
     (1) Value is based on the difference between the option exercise price and the fair market value at September 30, 2000 ($2.75 per share) multiplied by the number of shares underlying the in-the-money portion of the option. In the money options are those options for which the fair market value of the underlying common stock is greater than the exercise price of the option.

     (2) This represents exercisable grants of options under the 1991 Plan to buy 12,000 shares granted on May 1, 1997 at the following exercise dates and prices: (i) 4,000 shares on May 1, 1998 at an exercise price of $8.875 per share (ii) 4,000 shares on May 1, 1999 at an exercise price of $9.76 per share (iii) 4,000 shares on May 1, 2000 at an exercise price of $10.74 per share; 40,000 shares granted on February 16, 1998 at the following exercise dates and prices: (i) 20,000 shares on February 16, 1998 at an exercise price of $5.000 per share: (ii) 10,000 shares on February 16, 1999 at $6.05 per share; and (iii) 10,000 shares on February 16, 2000 at an exercise price of $5.50; 945 shares granted on August 14, 1998 at an exercise price of $5.42 per share; 100,000 shares granted on November 18, 1998 at an exercise price of $4.00 per share; 1,000 shares granted on February 8, 1999 at an exercise price of $3.40 per share and 1,000 shares granted on February 7, 2000 at an exercise price of $5.10 per share.

     (3) This represents unexercisable grants of options under the 1991 Plan to buy 8,000 shares granted on May 1, 1997 at the following exercise dates and prices (i) 4,000 shares on May 1, 2001 at an exercise price of $11.81 per share and (ii) 4,000 shares on May 1, 2002 at an exercise price of $12.99 per share. This also represents unexercisable grants of options under the 1991 Plan to buy 10,000 shares granted on February 16, 1998, which vest on February 16, 2001 at $6.66 per share.

     (4) This represents exercisable grants of options under the 1991 Plan to buy 1,000 shares granted on January 24, 2000 at an exercise price of $7.125 per share.

     (5) This represents exercisable grants of options under the 1991 Plan to buy 2,000 shares granted on November 30, 1998 at an exercise price of $4.00 per share.

     (6) This represents unexercisable grants of options under the 1991 Plan to buy 4,000 shares granted on January 24, 2000 at 1,000 shares each on January 24, 2002, January 24, 2003, January 24, 2004 and January 24, 2005, respectively at an exercise price of $7.125 per share.

     (7) This represents unexercisable grants of options under the 1991 Plan to buy 3,000 shares granted on November 30, 1998 at 1,000 shares each on November 30, 2001, November 30, 2002, and November 30, 2003, respectively at an exercise price of 4.00 per share.

Compensation of Directors
-------------------------

     Directors who were not regular employees of the Company received a fee of $1,200 for attendance at all meetings attended during fiscal years 2000 and 1999. In addition, each outside director is the recipient of an annual retainer of $2,800 paid in arrears in quarterly increments of $700. During fiscal years 2000 and 1999, outside directors also received a fee of $500 for each meeting of a committee of the Board of Directors they attended.

     At the 2000 Annual Meeting of the Board of Directors on February 7, 2000, the Company granted 1,000 immediately exercisable stock options to each of the seven directors, with a term of five years from the date of grant at an exercise
price of $5.10, 85% of fair market value.   In addition, a total of 3,500 shares
of TCC common stock were granted to the seven directors at a price per share of $6.00, which was equal to fair market value on February 7, 2000. The directors also elected to receive Company stock in lieu of cash for their director's fees on November 18, 1999 and August 3, 2000. They were granted 585 shares each on November 18, 1999 at the fair market price on that day of $3.25 and 633 shares each on August 3, 2000 at the fair market price on that day of $3.00.

     At the 1999 Annual Meeting of the Board of Directors on February 8, 1999 1,000 immediately exercisable stock options were granted to each of the seven directors, with a term of five years from the date of grant at an exercise price of $3.40, 85% of fair market value. In addition, a total of 3,500 shares of TCC common stock were granted to the seven directors at a price per share of $4.00, which was equal to fair market value on February 8, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          The following table shows, as of December 15, 2000, the ownership of common stock of the Company by any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock outstanding and entitled to vote as of such date.

                                            Beneficial Ownership    Percent of
          Name and Address                 (Number of Shares) (1)   Class (1)
          ----------------                 ----------------------   ---------

          Royce & Associates, Inc.                106,700 (2)        8.2% (2)
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

  (2) The nature of ownership of Royce & Associates, Inc. (Royce) as set forth herein is based upon their Schedule 13G filed February 1, 2000 with the SEC. Royce in its capacity as investment advisor may be deemed the beneficial owner of the 106,700 shares indicated in the above table, which shares are owned by numerous clients of Royce. Mr. Royce disclaims beneficial ownership of the 106,700 shares owned by Royce.

  Security Ownership of Management
  --------------------------------

          The following table sets forth the number of shares and percentage of common stock of the Company outstanding and entitled to vote beneficially owned by each director and named executive officer as well as all directors and officers as a group as of December 15, 2000:

                                                                                        Amount and Nature of
 Name and Year First Became a         Positions and Offices                            Beneficial Ownership (# of    Percent of
       Director (1)                     with the Company              Age                     shares)(1)             Class (1)
       --------                         ----------------              ---                     ----------             ---------
M. Mahmud Awan (2)                    Director,                        49                     45,341  (3)               3.0%
1998 - Class I Director               Chairman of the Board

Mitchell B. Briskin (4)               Director                         41                      4,635  (5)                 *
1998 - Class I Director

David A. B. Brown (6)                 Director                         57                      5,718  (7)                 *
1998 - Class II Director

Robert T. Lessard (8)                 Director                         60                      6,136  (9)                 *
1997 - Class II Director

Carl H. Guild, Jr. (10)               Director,                        56                    163,886 (11)              11.0%
1997 - Class III Director             Vice Chairman of the
                                      Board, Chief Executive
                                      Officer and President

Donald Lake (12)                      Director                         56                      4,635 (13)                 *
1998 - Class III Director

Thomas E. Peoples (14)                Director                         52                      5,185 (15)                 *
1998 - Class III Director

Non-Director Officers:

John I. Gill (16)                     Executive Vice President         61                     23,051 (17)               1.5%

Michael P. Malone (18)                Chief Financial Officer,         41                      7,002 (19)                 *
                                      Treasurer and Asst. Clerk

All directors, director nominees                                                             265,589 (20)              17.8%
and officers as a group (9 persons)

  *represents less than one (1) percent of the outstanding common stock

     (1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment powers with respect to the shares set forth opposite such person's name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned plus shares that may be acquired by such person or group within sixty days of December 15, 2000, upon the exercise of stock options. Unless otherwise indicated herein, none of the persons named in this table is, or was within the past year, a party to any contract, arrangement or understanding with any person with respect to any securities of the Company, including, but not limited to, joint ventures, loan or option arrangements, puts or calls, guarantees against loss or guarantees of profit, division of losses or profits or the giving or withholding of proxies. None of the persons named in the table, nor any of their respective associates have any arrangement or understanding with any person with respect to any future employment by the Company or its affiliates, or with respect to any future transactions to which the Company or any of its affiliates will or may be a party. Except as otherwise described herein, none of the persons named in this table own any security of the Company of record but not beneficially. The address of Messrs. Awan, Briskin, Brown, Lessard, Guild, Lake, Peoples, Gill and Malone is c/o Technical Communications Corporation, 100 Domino Drive, Concord, Massachusetts 01742.

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

     (3) Includes 37,278 shares owned by TechMan, which is wholly owned by Dr. Awan, and 2,000 shares issuable upon the exercise of stock options.

     (4) Mr. Briskin, is a Principal at Stonebridge Associates, an investment bank, where he has worked since 1999. Mr. Briskin was formerly a principal at Concord Investment Partners from 1997 to 1999. From 1996 to 1997 Mr. Briskin was attending Harvard Business School. From 1990 to 1995, Mr. Briskin was General Manager at General Chemical Corporation; previously, he was a lawyer with Patterson, Belknap, Webb & Tyler in New York City.

     (5) Includes an aggregate of 2,278 shares issuable upon the exercise of various stock options.

     (6) Mr. Brown joined the Board of Directors on November 19, 1998, filling a vacancy created by the resignation of Herbert A. Lerner. Since 1984, Mr. Brown has been the President of The Windsor Group, Inc., a business consulting firm focused on the oil industry and international operations.

     (7) Includes an aggregate of 2,000 shares issuable upon the exercise of a stock option.

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

     (9) Includes an aggregate of 2,945 shares issuable upon the exercise of stock options.

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

     (11) Includes an aggregate of 161,215 shares issuable upon the exercise of various stock options that have vested.

     (12) Mr. Lake has been a financial consultant focusing on international financial operations related to intelligence and law enforcement activities to various government agencies since 1991. Before initiating his consulting practice, Mr. Lake served as Director of the International Banking Services Division of the American Security Bank in Washington, D.C.

     (13) Includes an aggregate of 2,278 shares issuable upon the exercise of stock options.

     (14) Since October 1, 1999, Mr. Peoples has been a Senior Vice President of Gencorp, Inc., a publicly held manufacturer of automotive, polymer, aerospace and defense products. From 1992 to September 30, 1999, Mr. Peoples was the Vice President for International and Washington Operations of Aerojet, a privately held aerospace and defense contractor. Prior to 1992, Mr. Peoples served as Manager of Business Development for Smart Munitions Programs at Raytheon Company.

     (15) Includes an aggregate of 2,278 shares issuable upon exercise of stock options.

     (16) Mr. Gill, Executive Vice President since 1995, has been employed by the Company since August 1983. He was Vice President, Manufacturing and Technical Operations from 1989 to 1995.

     (17) Includes an aggregate of 3,500 shares issuable upon the exercise of a stock option.

     (18) Mr. Malone, Chief Financial Officer, joined the Company in 1998 as Principal Financial Officer and Treasurer. From 1997 to 1998 he was the Controller at Vasca, Inc., a privately held medical device company. Prior to 1997, Mr. Malone was with Zoll Medical Corporation, a publicly traded medical device company for five years as its Controller and Treasurer.

     (19) Includes an aggregate of 4,500 shares issuable upon the exercise of a stock option.

     (20) Includes an aggregate of 182,994 shares of common stock issuable upon the exercise of vested stock options.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     No director or executive officer is related to any other director or executive officer by blood marriage.

                                    PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a] (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                                   Page
                                                                                   ----
         Consolidated Balance Sheets as of
         September 30, 2000 and October 2, 1999                                      F-1

         Consolidated Statements of Operations for the Years Ended
         September 30, 2000, October 2, 1999 and October 3,1998                      F-2

         Consolidated Statements of Cash Flows for the Years Ended
         September 30, 2000, October 2, 1999 and October 3,1998                      F-3

         Consolidated Statements of Comprehensive Income (Loss) and
         Stockholders' Equity for the Years Ended September 30, 2000,
         October 2, 1999 and October 3,1998                                          F-4

         Notes to Consolidated Financial Statements                                F-5-F-14

         Report of Independent Public Accountants                                    F-15

         Report of Independent Public Accountants                                    F-16

 [a] (2) The following Consolidated Financial Statement Schedule is included herein:
         Schedule II  - Valuation and Qualifying Accounts                            S-1
         Reports of Independent Public Accountants                                   S-1

(a) 3      List of Exhibits
-----      ----------------
3.1*       Articles of Organization of the Company

3.2 **     By-laws of the Company

10.1***    Employment Agreement for Carl H. Guild, Jr.

10.2***    Standstill Agreement

10.3 Loan and security agreement, dated July 31, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank

10.4 Amendment to Loan and security agreement, dated December 28, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank

21         List of Subsidiaries of the Company

23.1       Consent of Grant Thornton LLP

23.2       Consent of Arthur Andersen LLP

27         Financial Data Schedule

________________________________________________________________________________
        * Incorporated by reference to previous filings with the Commission.
        ** Incorporated by reference to the Company's 8-K filed on May 5, 1998.
        *** Incorporated by reference to the Company's Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange

(b)  Reports on Form 8-K
     -------------------
        During the third quarter of fiscal 2000 the registrant filed one (1) Form 8-K on June 16, 2000, with respect to a change of auditors.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2000.

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

           Signature                              Title                              Date
           ---------                              -----                              ----
     /s/ Carl H. Guild, Jr.        Chief Executive Officer and President        December 28, 2000
         ------------------
         Carl H. Guild, Jr.        Vice Chairman of the Board, Director
                                     (Principal Executive Officer)


     /s/ Michael P. Malone         Treasurer and Chief Financial Officer        December 28, 2000
     ---------------------
         Michael P. Malone                (Principal Financial
                                         and Accounting Officer)


     /s/ Dr. Mahmud Awan           Chairman of the Board, Director              December 28, 2000
     -------------------
         Dr. Mahmud Awan


     /s/ Mitchell B. Briskin                 Director                           December 28, 2000
     -----------------------
         Mitchell B. Briskin


     /s/ David A. B. Brown                   Director                           December 28, 2000
     ---------------------
         David A. B. Brown


     /s/ Donald Lake                         Director                           December 28, 2000
     ---------------
         Donald Lake


     /s/ Robert T. Lessard                   Director                           December 28, 2000
     ---------------------
         Robert T. Lessard


     /s/ Thomas E. Peoples                   Director                           December 28, 2000
     ---------------------
         Thomas E. Peoples

                     Technical Communications Corporation
                          Consolidated Balance Sheets
                    September 30, 2000 and October 2, 1999

ASSETS                                                         2000                    1999
  Current assets:
    Cash and cash equivalents                               $ 3,121,617            $ 2,338,935
    Accounts receivable - trade, less allowance
      for doubtful accounts of $70,000                          363,742              2,603,401
    Inventories                                               3,452,403              3,035,937
    Refundable income taxes                                           -                276,960
    Deferred income taxes                                       157,500                809,555
    Other current assets                                        269,980                 84,065
                                                            ----------------------------------
          Total current assets                                7,365,242              9,148,853
                                                            ----------------------------------

  Equipment and leasehold improvements                        4,899,615              4,640,222
    Less accumulated depreciation                            (4,330,749)            (3,960,614)
                                                            ----------------------------------
          Equipment and leasehold improvements, net             568,866                679,608
                                                            ----------------------------------

  Goodwill                                                    1,614,131              1,614,131
      Less accumulated amortization                          (1,146,262)              (931,352)
                                                            ----------------------------------
          Goodwill, net                                         467,869                682,779
                                                            ----------------------------------

  Other assets                                                      740                149,675
                                                            ----------------------------------
                                                            $ 8,402,717            $10,660,915
                                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                        $   524,231            $   258,067
    Accrued liabilities:
      Compensation and related expenses                         162,420                230,654
      Other                                                     435,602                870,936
                                                            ----------------------------------
          Total current liabilities                           1,122,253              1,359,657
                                                            ----------------------------------

  Other long-term liabilities                                         -                365,721
  Commitments and contingencies

  Stockholders' equity
    Common stock - par value $.10 per share;                    131,215                129,454
      authorized 3,500,000 shares, issued 1,312,153
      and 1,294,541 shares
    Treasury stock at cost, 15,037 and 27,063 shares           (118,610)              (213,375)
    Additional paid-in capital                                1,294,579              1,305,870
    Accumulated other comprehensive items                             -                      -
    Retained earnings                                         5,973,280              7,713,588

                                                            ----------------------------------
          Total stockholders' equity                          7,280,464              8,935,537
                                                            ----------------------------------

                                                            $ 8,402,717            $10,660,915
                                                            ==================================

      The accompanying notes are an integral part of these consolidated financial statements.

                     Technical Communications Corporation
                     Consolidated Statements of Operations
    Years Ended September 30, 2000 and October 2, 1999 and October 3, 1998



                                                                   2000              1999             1998
Net sales                                                        $ 5,574,108       $ 6,433,683       $13,855,781
Cost of sales                                                      2,376,433         3,128,491         5,462,608
                                                                ------------------------------------------------
          Gross profit                                             3,197,675         3,305,192         8,393,173
                                                                ------------------------------------------------

Operating expenses:
  Selling, general and
    administrative expenses                                        3,874,424         4,312,162         6,220,992
  Product development costs                                        1,156,692         1,935,859         1,414,746
                                                                ------------------------------------------------
          Total operating expenses                                 5,031,116         6,248,021         7,635,738
                                                                ------------------------------------------------

          Operating profit (loss)                                 (1,833,441)       (2,942,829)          757,435

Other income (expense)
  Gain on sale of investment                                               -         1,151,172                 -
  Investment income                                                  210,939           147,860            24,068
  Interest expense                                                    (2,305)           (4,641)         (142,056)
  Other                                                               57,869            23,717             2,690
                                                                ------------------------------------------------
          Total other income (expense)                               266,503         1,318,108          (115,298)
                                                                ------------------------------------------------

Income (loss) before income taxes                                 (1,566,938)       (1,624,721)          642,137

Provision  (benefit) for income taxes                                173,376          (406,179)          160,534
                                                                ------------------------------------------------

Net income (loss)                                                $(1,740,314)      $(1,218,542)      $   481,603
                                                                 ===========       ===========       ===========

Net income (loss) per common share
  Basic                                                                (1.35)            (0.96)             0.38
  Diluted                                                              (1.35)            (0.96)             0.37

Weighted average common shares outstanding
  Basic                                                            1,289,523         1,264,626         1,281,924
  Diluted                                                          1,289,523         1,264,626         1,288,007


The accompanying notes are an integral part of these consolidated financial statements.

                     Technical Communications Corporation
                     Consolidated Statements of Cash Flows
    Years Ended September 30, 2000 and October 2, 1999 and October 3, 1998

                                                                         2000               1999                1998
Operating activities:
 Net income (loss)                                                  ($1,740,314)        ($1,218,542)            481,603
 Adjustments to reconcile net income (loss)
 to cash provided by (used for) operating activities:
   Depreciation and amortization                                        733,980             896,965             873,642
   Loss on disposal of fixed assets                                           -              28,697              20,000
   Non-cash compensation                                                 47,602              14,675              18,263
   Deferred income taxes                                                292,478            (167,341)              9,907
   Gain on sale of investment                                                 -          (1,151,168)                  -

 Changes in current assets and current liabilities:

   Accounts receivable                                                2,239,659           5,592,895          (4,936,747)
   Unbilled revenue                                                           -                   -             198,038
   Inventories                                                         (416,466)             83,354             304,688
   Refundable income taxes                                              276,960              84,572             (68,903)
   Other current assets                                                (185,915)              4,418              29,464
   Accounts payable and accrued liabilities                            (236,423)         (1,586,926)            114,723
                                                                     --------------------------------------------------
   Cash provided by (used for) operating activities                   1,011,561           2,581,599          (2,955,322)
                                                                     --------------------------------------------------

Investing activities:
 Additions to equipment and leasehold improvements                     (259,393)           (166,581)           (511,423)
 Cancellation of life insurance policies                                      -               5,437             152,787
 Long term receivable                                                         -              (9,824)            114,665
 Proceeds from sale of investment                                             -           1,401,968                   -
 Investment in capitalized software                                           -                   -            (275,101)
 Other assets                                                                 -                   -               1,500
                                                                     --------------------------------------------------
   Cash provided by (used for) investing activities                    (259,393)          1,231,000            (517,572)
                                                                     --------------------------------------------------

Financing activities:
 Exercise of stock options, including income tax benefits                     -                   -              88,689
 Proceeds from stock issuance                                            37,633              40,803                   -
 Borrowings under line of credit                                              -                   -           4,500,000
 Payment of line of credit                                                    -          (2,250,000)         (2,250,000)
 Payment of long-term debt                                               (7,119)             (4,516)             (2,494)
                                                                     --------------------------------------------------
   Cash provided by (used for) financing activities                      30,514          (2,213,713)          2,336,195
                                                                     --------------------------------------------------

   Net increase (decrease) in cash and cash equivalents                 782,682           1,598,886          (1,136,699)
   Cash and cash equivalents at beginning of year                     2,338,935             740,049           1,876,748
                                                                     --------------------------------------------------
   Cash and cash equivalents at end of year                          $3,121,617          $2,338,935         $   740,049
                                                                     ==================================================

Supplemental disclosures:
   Interest paid                                                     $    4,305          $    7,123         $   139,063
   Income taxes paid (net of refunds received)                         (394,430)            (36,366)            108,765

  The accompanying notes are an integral part of these consolidated financial statements.

                     Technical Communications Corporation
Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity
    Years Ended September 30, 2000 and October 2, 1999 and October 3, 1998

                                                                     2000              1999               1998
Comprehensive Income (Loss)
  Net income (loss)                                             $ (1,740,314)     $ (1,218,542)        $   481,603
  Other comprehensive items:
    Unrealized gain on available for sale investment                       -           326,262             422,000
    Less: reclassification adjustment for gains
          included in net loss, net of income taxes                        -          (748,262)                  -
                                                                --------------------------------------------------

  Total comprehensive income (loss)                             $ (1,740,314)     $ (1,640,542)        $   903,603
                                                                ==================================================

Stockholders' Equity
  Shares of common stock:
    Beginning balance                                              1,294,541         1,283,238           1,273,703
    Exercise of stock options                                              -                 -               9,535
    Issuance of shares to ESPP  participants                          17,612            11,303                   -
                                                                --------------------------------------------------
      Ending balance                                               1,312,153         1,294,541           1,283,238
                                                                ==================================================

  Common stock at par value:
    Beginning balance                                           $    129,454      $    128,324         $   127,370
    Exercise of stock options                                              -                 -                 954
    Issuance of shares to ESPP  participants                           1,761             1,130                   -
                                                                --------------------------------------------------
      Ending balance                                                 131,215           129,454             128,324
                                                                --------------------------------------------------

  Additional paid-in capital:
    Beginning balance                                              1,305,870         1,266,197           1,526,110
    Exercise of stock options                                              -                 -              87,735
    Issuance of shares to ESPP  participants                          35,872            39,673                   -
    Termination of ESOP                                                    -                 -            (347,648)
                                                                --------------------------------------------------
      Ending balance                                               1,341,742         1,305,870           1,266,197
                                                                --------------------------------------------------

  ESOP deferred compensation:
    Beginning balance                                                      -                 -            (527,772)
    Principal payments on ESOP debt                                        -                 -                   -
    Termination of ESOP                                                    -                 -             527,772
                                                                --------------------------------------------------
      Ending balance                                                       -                 -                   -
                                                                --------------------------------------------------

  Accumulated other comprehensive items:
    Beginning balance                                                      -           422,000                   -
    Available for sale investment, net                                     -          (422,000)            422,000
                                                                --------------------------------------------------
      Ending balance                                                       -                 -             422,000
                                                                --------------------------------------------------

  Retained earnings:
    Beginning balance                                              7,713,588         8,945,941           8,464,338
    Issuance of stock grants                                         (47,163)          (13,811)                  -
    Net income (loss)                                             (1,740,314)       (1,218,542)            481,603
                                                                --------------------------------------------------
      Ending balance                                               5,926,111         7,713,588           8,945,941
                                                                --------------------------------------------------

  Treasury stock:
    Beginning balance                                               (213,375)         (241,861)            (80,000)
    Termination of ESOP                                                    -                 -            (180,124)
    Issuance of stock grants                                          94,765            28,486              18,263
                                                                --------------------------------------------------
      Ending balance                                                (118,610)         (213,375)           (241,861)
                                                                --------------------------------------------------

  Total stockholders' equity                                    $  7,280,458      $  8,935,537         $10,520,601
                                                                ==================================================

  The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)  Company Operations

       Technical Communications Corporation incorporated in 1961 in Massachusetts, and its wholly-owned subsidiaries (the Company) operate in one industry segment: the design, development, manufacture, distribution and sale of communications security devices and systems worldwide.

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

       Liquidity Matters

       The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future impact the cash flow of the Company. Although the Company believes there are currently sufficient cash and available funds under the line of credit to meet its working capital needs, delays in the timing of significant transactions may cause the Company to reevaluate and adjust its operations.

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

       Equipment and Leasehold Improvements

       Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

       Capitalized Software Costs

       The Company sells software as a component of its communications systems. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Upon initial product release, these costs are amortized based upon the straight-line method, over three years. As of September 30, 2000, the Company had fully amortized its investments in capitalized software totaling $357,445.

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

       Recognition of Revenue

       The Company generally recognizes revenue upon shipment of products, except in the case of long-term contracts for which the revenue is recognized using the percentage-of-completion method. In 1998, the Company recorded a significant amount of deferred revenue due to customer billings in excess of the revenue recognized under the percentage of completion accounting method. The deferred revenue from 1998 was recognized in 1999.


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

       Reclassification

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the fiscal year 2000 presentation.

       Income Taxes

       The Company records income tax expense (benefit) in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the use of the asset/liability method in accounting for income taxes. Under the asset/liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting basis and tax basis of assets and liabilities.

       Warranty Costs

       The Company provides for warranty costs at the time of sale based upon historical experience.

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

       Earnings (Loss)  per Share("EPS")

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company presents both a "Basic" and a "Diluted" EPS. Basic EPS has been computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, only stock options that are dilutive (those that reduce earnings per share) have been included in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

       Fiscal Year-End Policy

       The Company by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The years 2000 and 1999 ended on September 30, 2000 and October 2, 1999 and each included 52 weeks, while the year ended October 3, 1998, included 53 weeks.

       Comprehensive Income

       During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 established standards for the reporting and display of comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income".

       Operating Segments

       During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. This Statement supercedes Statement of Financial Accounting Standards No. 14, " Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not have a material effect on the Company's financial statements, as the Company has only one operating segment.

       Newly Issued Pronouncements

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements. Subsequently, the SEC has amended the implementation dates so that the Company is required to adopt the provisions of SAB No. 101 in the fourth quarter of 2001. We are currently reviewing the impact of SAB No. 101, but we believe that it will not materially affect the Company's results of operations or financial position.


       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. Management does not expect the adoption of these statements to have a material impact on its financial position or results of operations.

(3)  Earnings (Loss) Per Share

       In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted EPS were calculated as follows:

                                                                 September 30,     October 2,      October 3,
                                                                     2000            1999            1998
                                                                     ----            ----            ----
            Basic Net Income (Loss)                              $ (1,740,314)   $ (1,218,542)    $   481,603
                                                              ------------------------------------------------

            Weighted Average Shares Outstanding                     1,289,523       1,264,626       1,281,924
            Outstanding dilutive stock options with option
              price less than average market price                          -               -           6,083
                                                              ------------------------------------------------
            Adjusted Weighted Average Shares                        1,289,523       1,264,626       1,288,007
                                                              ------------------------------------------------

            Basic Earnings (Loss) Per Share                      $      (1.35)   $      (0.96)    $      0.38
                                                              ------------------------------------------------
            Diluted Earnings (Loss) Per Share                    $      (1.35)   $      (0.96)    $      0.37
                                                              ------------------------------------------------

       Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years were as follows:
       217,669 in 2000; 180,169 in 1999 and 138,316 in 1998.

(4)  Treasury Stock Transactions

       During fiscal years 2000, 1999 and 1998, 12,026, 3,500 and 2,865 shares, respectively, of Technical Communications Corporation Common Stock were granted to members of the Company's Board of Directors. The prices of shares issued in 2000 ranged from $3.00 to $6.00 per share. The price of shares issued in 1999 and 1998 were at a price per share of $4.00 and $6.38, respectively. All grants were made at the current market value on the date of grant and were issued from the Company's Treasury Stock.

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

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock- based compensation expense. As permitted by SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards in fiscal years 1998 through 2000 under the Company's stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income
       (loss) and earnings (loss) per share would have been as follows:

                                                           September 30,      October 2,          October 3,
                                                               2000              1999               1998
              Net income (loss)
                As reported                                $(1,740,314)      $(1,218,542)         $  481,603
                Pro forma                                  $(1,887,120)      $(1,549,036)         $  296,646

              Basic earnings (loss) per common share
                As reported                                $     (1.35)      $     (0.96)         $     0.38
                Pro forma                                  $     (1.46)      $     (1.22)         $     0.26

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

       The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.31%, 4.86%, and 4.08% for 2000, 1999, and 1998, respectively, expected life equal to 5 years, expected volatility of 122%, 85% and 100% in 2000, 1999 and 1998, respectively, and an expected dividend yield of 0%.

       A summary of the Company's stock option activity is as follows:

                                                September 30.                October 2,                    October 3,
                                                    2000                        1999                          1998
                                            --------------------      -----------------------       -----------------------
                                                        Average                     Average                       Average
                                            Number of   Exercise      Number of     Exercise        Number of     Exercise
                                             Shares      Price         Shares        Price           Shares        Price
                                             ------      -----         ------        -----           ------        -----
Options outstanding, beginning of year      256,074      $5.91         144,399       $7.79          261,155        $10.14
Options granted
   Option Price =  Fair Market Value         19,000      $6.53         114,000       $3.91          106,369         $6.58
   Option Price * Fair Market Value               -                          -                            -
   Option Price ** Fair Market Value          8,000      $5.10           7,000       $3.40                -
Options exercised                                 -                          -                       (3,100)        $4.00
Options forfeited                           (28,000)     $8.43          (9,325)      $8.61         (220,025)        $9.57
                                            -------                     ------                     --------
Options outstanding, end of year            255,074      $5.65         256,074       $5.91          144,399         $7.79

Options exercisable                         209,149      $5.40         193,924       $5.45           69,029         $8.12
Weighted average fair value per share
 of options granted during the year                      $5.44                       $2.73                          $4.65

       The following summarizes certain data for options outstanding at September 30, 2000:

                                                                                      Weighted
                                                                      Weighted         Average
                                                                      Average         Remaining
                                     Range of         Number of       Exercise       Contractual
                                 Exercise Prices       Shares          Price            Life
                                 ---------------       ------          -----            ----
Options outstanding, end of
year:                             $ 1.68- $ 5.00          142,000          $ 4.06        7.9
                                  $ 5.01- $10.00           91,294          $ 6.56        7.0
                                  $10.01- $15.00           20,160          $12.04        5.1
                                  $15.01- $16.75            1,620          $15.80        2.4
                                                          -------
                                                          255,074          $ 5.66        7.3

Options exercisable:              $ 1.68- $ 5.00          129,000          $ 4.11
                                  $ 5.01- $10.00           66,069          $ 6.52
                                  $10.01- $15.00           11,860          $11.81
                                  $15.01- $16.75            1,620          $15.80
                                                          -------
                                                          209,149          $ 5.40

(6)  Inventories

                 Inventories consist of the following:           September 30,      October 2,
                                                                    2000              1999
                 Finished goods                                    $   622,003       $   655,167
                 Work in process                                     1,181,510           216,072
                 Raw materials and supplies                          1,648,891         2,164,698
                                                               ---------------  ----------------

                 Total inventories                                 $ 3,452,404       $ 3,035,937
                                                               ---------------  ----------------

(7) Equipment and Leasehold Improvements

          Equipment and leasehold improvements consist of the following:

                                                    September 30,           October 2,         Estimated
                                                         2000                  1999           Useful Life
       Engineering and manufacturing equipment        $2,489,172            $2,330,876         3-8 years
       Demonstration equipment                           842,568               779,732           3 years
       Furniture and fixtures                          1,127,373             1,089,112         3-8 years
       Automobiles                                        24,385                24,385           3 years
                                                                                             Remaining term
       Leasehold improvements                            416,117               416,117           of lease
                                                -------------------------------------------
       Total equipment and
          leasehold improvements                      $4,899,615            $4,640,222         3-8 years
                                                -------------------------------------------

(8) Other Accrued Liabilities

                 Other accrued liabilities consist of the following:

                                                                    September 30,      October 2,
                                                                        2000             1999
                 Reserve for product warranty                       $   92,996        $  240,462
                 Professional service fees                              95,008           176,803
                 Sales representative commissions                       38,595           131,075
                 Customer support agreements                            44,000           147,700
                 Income taxes payable                                        -             3,735
                 Other                                                 165,003           171,161
                                                               ----------------------------------

                 Total other accrued liabilities                    $  435,602        $  870,936
                                                               ----------------------------------


(9) Debt

       In August 2000, the Company successfully negotiated a new $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (10.0% at September 30, 2000). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There is one financial covenant associated with the line, which calls for a minimum net tangible worth starting at $6,250,000 and increasing over time based on certain criteria. The amount of borrowings is limited to a percentage of certain accounts receivable and inventory balances. At September 30, 2000 the Company was in default of the net worth covenant. Subsequently, Coast waived the default and modified the agreement to reduce the minimum net worth requirement for the future and added an interest coverage ratio requirement. In addition, Coast has suspended the Company's ability to request loans, of up to $500,000, against inventory balances. The line matures in August 2003. The Company believes this new credit facility, as amended will meet its current credit needs and its need for the foreseeable future.

       Previously the Company had a $5,000,000 revolving line of credit with Wainwright Bank and Trust Company at an interest rate of the bank's base rate plus 1/2 of 1%. This line of credit was secured by a pledge of substantially all the assets of the Company. This line matured on May 1, 2000 and was not renewed. As of September 30, 2000, the Company has outstanding standby letters of credit, which were supported by the line of credit amounting to $20,879. Wainwright Bank has agreed to honor these standby letters of credit until they mature on December 31, 2000.

(10)Leases

       The Company leases its headquarters under an operating lease. The Company has renewed the lease on its headquarters located in Concord, Massachusetts through December 31, 2002. Future minimum lease payments amount to $171,216 in fiscal 2001, $171,216 in fiscal 2002 and $42,804 in fiscal 2003. The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the lease term, if elected. Annual rental expense amounted to $161,492 in fiscal year 2000, $157,182 in fiscal year 1999 and $155,300 in fiscal year 1998.

       During 1998, the Company entered into a capital lease for computer equipment in the amount of $20,370, an additional $3,850 was added to the lease in fiscal 1999 (accumulated depreciation amounted to $19,542 at September 30, 2000). This asset is included in the Engineering and Manufacturing Equipment category of the Company's equipment and leasehold improvements. The lease term is for three years and contains a bargain purchase option, which may be exercised upon lease expiration. Minimum annual principal payments amount to $6,241 in 2001.

 (11)  Income Taxes


       The provision (benefit) for income taxes consists of the following:

                                                 September 30,         October 2,          October 3,
                                                      2000                1999                1998
            Current:
                Federal                                 $(117,470)        $ (109,625)           $  29,629
                State                                       3,235           (213,184)              26,706
                                              ------------------- ------------------  -------------------

                Total current taxes                      (114,235)          (322,809)              56,335
                                              ------------------- ------------------  -------------------

            Deferred:
                Federal                                   231,446            (46,142)             111,641
                State                                      56,165            (37,228)              (7,442)
                                              ------------------- ------------------  -------------------

                Total deferred taxes                      287,611            (83,370)             104,199
                                              ------------------- ------------------  -------------------

                Total provision (benefit)               $ 173,376         $ (406,179)           $ 160,534
                                              ------------------- ------------------  -------------------


         The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to earnings before income taxes due to the following:



                                                 September 30,        October 2,          October 3,
                                                     2000                1999                1998
                Tax at U.S. statutory rate            $ (532,759)         $ (552,405)         $  220,210
                Benefit of Foreign Sales Corp.                 -                   -             (74,269)
                State income taxes,
                  net of Federal benefit                  39,204            (165,272)             12,714
                Other                                   (147,352)               (665)             32,933
                Prior year under accrual                (156,765)                  -                   -
                Transfer of long-term
                 liability to deferred tax
                asset                                   (359,229)                  -                   -
                Increase (reduction) in
                   valuation allowance                 1,330,277             312,163             (31,054)
                                              ------------------  ------------------- -------------------

                Total provision (benefit)             $  173,376          $ (406,179)         $  160,534
                                              ------------------  ------------------- -------------------

         Deferred income taxes consist of the following:

                                                                     September 30,         October 2,
                                                                          2000                1999
                NOL Carryforward                                         $ 1,532,480           $ 639,884
                Goodwill                                                      73,211              35,890
                Inventory reserve                                            422,716             588,479
                Warranty reserve                                              29,218              96,834
                Payroll related accruals                                      25,875              42,529
                Tax credits                                                  181,232             179,489
                Other                                                        129,074             132,479
                                                                   ------------------- -------------------
                Total                                                      2,393,806           1,715,584
                Less:  valuation allowance                                (2,236,306)           (906,029)
                                                                   ------------------- -------------------
                Total                                                     $  157,500           $ 809,555
                                                                   ------------------- -------------------

       The valuation allowance relates to uncertainty with respect to the Company's ability to realize its deferred tax assets.

       Refundable income taxes represent estimated refunds from the Federal government from carryback claims. All refunds from 1999 were received in fiscal 2000. Additionally the Company received a refund in fiscal 2000 related to prior years which is recorded as a current benefit.

       As of September 30, 2000 the Company has available tax loss carryforwards for federal income tax purposes of $3,000,000, which expire in 2019. The Company also has available tax loss carryfowards for state income tax purposes of $5,100,000, which expire in 2004.

(12) Employee Benefit Plans

       The Company has a qualified, contributory, trusteed profit sharing plan covering substantially all employees. The Company's policy is to fund contributions as they are accrued. The contributions are allocated based on the employee's proportionate share of total compensation. The Company's contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal 2000, 1999 or 1998. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant's contributions to the plan. The Company's matching contributions were $36,091, $39,094 and $37,700 in 2000, 1999 and 1998, respectively.

       The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company's performance as defined by the plan. No bonuses were earned and accrued under the plan in 2000, 1999 or 1998.

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

       At September 30, 2000 and October 2, 1999, the Company was contingently liable under open standby letters of credit totaling $20,879 and $67,476, respectively. These letters of credit were issued in the ordinary course of business to secure the Company's performance under contracts with its customers. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been exercised. The Company does not expect to incur any loss associated with these letters of credit.

       As of September 30, 2000, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions, and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(14) Related Party Transactions

       On November 19, 1998, the Company reached agreement on the settlement of shareholder litigation initiated by Philip Phalon and Dr. Mahmud Awan, which had been pending in Middlesex County, Massachusetts Superior Court since February 1998. The settlement agreement and standstill agreement executed by the Company and members of the opposition group that had filed a Form 13D (the 13D Group) in the settlement of the above described litigation set forth mutual full releases as to the litigation and also include provisions requiring (i) the Company to reimburse the 13D Group's expenses in payments aggregating $395,000, all of which has been paid as of September 30, 2000, (ii) the dissolution of the 13D Group (Note: members of the 13D Group filed an amendment to their Form 13D dissolving the 13D Group in January 1999) and (iii) the former proxy contestants to abide by certain standstill provisions until October 1, 2000.

 (15) Major Customers and Export Sales

       In fiscal 2000, the Company had two customers, representing 41% (21% and 20%) of net sales. In fiscal 1999, the Company had three customers, representing 60% (32%, 17% and 11%) of net sales. In fiscal 1998, the Company had two customers representing 71% (54% and 17%) of net sales.

         A breakdown of net sales is as follows:


                                              September 30,           October 2,             October 3,
                                                   2000                   1999                   1998
                Domestic                            $ 2,446,083             $1,239,275           $ 1,631,459
                Foreign                               3,128,025              5,194,408            12,224,322
                                                   ------------         --------------        --------------
                  Total Sales                        $5,574,108             $6,433,683           $13,855,781
       -----------------------------------------------------------------------------------------------------

         A summary of foreign sales by geographic area follows:

                                               September 30,           October 2,             October 3,
                                                   2000                   1999                   1998
            North America

             (excluding the U.S.)                          3.9%                   1.0%                  0.1%
            Central and South America                      8.3%                   1.0%                  5.0%
            Europe                                        22.0%                  14.2%                  4.2%
            Mid-East and Africa                           55.1%                  82.6%                 84.4%
            Far East                                      10.7%                   1.2%                  6.3%

(16) Legal Matters

       The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleges state law claims for breach of contract, wrongful termination, and civil conspiracy. During the fiscal year 2000 the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

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

___________________________________________________________________________________________________________
Selected Quarterly Financial Data (Unaudited)

         For the years ended September 30, 2000 and October 2, 1999:

                                First Quarter       Second Quarter   Third Quarter       Fourth Quarter
Fiscal 2000                    January 1, 2000      April 1, 2000    July 1, 2000       September 30, 2000
----------------------------------------------------------------------------------------------------------
Net sales                        $ 2,253,403          $ 1,381,050        $ 744,010           $ 1,195,645
Gross profit                       1,443,068              678,906          310,449               765,252
Net (loss) income                    106,687             (418,109)        (703,517)             (725,375)

Net (loss) income per share
    Basic                        $       .08          $      (.32)       $    (.54)          $      (.57)
    Diluted                      $       .08          $      (.32)       $    (.54)          $      (.57)


                               First Quarter       Second Quarter    Third Quarter        Fourth Quarter
Fiscal 1999                    January 2, 1999      April 3, 1999    July 3, 1999         October 2, 1999
---------------------------------------------------------------------------------------------------------
Net sales                        $ 1,071,356          $ 1,247,336      $ 1,361,671           $ 2,753,320
Gross profit                         689,806              714,414          670,818             1,230,154
Net income (loss)                   (988,388)             147,100         (593,927)              216,673

Net income (loss) per share/(1)/
    Basic                        $      (.79)         $       .12      $      (.47)          $       .17
    Diluted                      $      (.79)         $       .12      $      (.47)          $       .17

-------------------------------------------------------------------------------------------------------------------

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, cash flows, and comprehensive income (loss) and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Technical Communications Corporation and subsidiaries, as of October 2, 1999, and the related consolidated statements of operations, cash flows, and comprehensive income
(loss) and stockholders' equity as of and for the years ended October 2, 1999 and October 3, 1998, were audited by other auditors whose report dated November 5, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries, as of September 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Boston, Massachusetts
November 7, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation (a Massachusetts corporation) and subsidiaries as of October 2, 1999 and the related consolidated statements of operations, cash flows, and comprehensive income (loss) and stockholders' equity for the years ended October 2, 1999 and October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of October 2, 1999 and the results of their operations and their cash flows for the years ended October 2, 1999 and October 3, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999

           Technical Communications Corporation          Schedule II

    Valuation and Qualifying Accounts
                                       Balance at     Additions    Deductions    Balance at
                                       Beginning     Charged to      from           End
                                        of year       Expense       Reserves       of year
    Allowance for doubtful accounts:

Year Ended September 30, 2000          $ 70,000              --            --      $ 70,000

Year Ended October 2, 1999               70,000              --            --        70,000

Year Ended October 3, 1998               25,000       $ 187,075     $ 142,075        70,000

   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE TO THE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of Technical Communications
Corporation:

Board of Directors
Technical Communications Corporation


In connection with our audit of the consolidated financial statements of Technical Communications Corporation referred to in our report dated November 7, 2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II as it relates to the year ended September 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the 2000 information required to be set forth therein.


/s/ Grant Thornton LLP

Boston, Massachusetts
November 7, 2000


To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited, in accordance with generally accepted auditing standards, the supplemental schedule of Valuation and Qualifying Accounts as of and for the years ended October 2, 1999 and October 3, 1998, listed as Schedule II above, and have issued our report thereon dated November 5, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements as of and for the years ended October 2, 1999 and October 3, 1998, taken as a whole. The supplemental schedule to the consolidated financial statements listed as Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data as of and for the years ended October 2, 1999 and October 3, 1998, required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

Boston, Massachusetts
November 5, 1999