Form 10QSB
period 2000-12-30
TECHNICAL COMMUNICATIONS CORP
filed 2001-02-13
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----- Exchange Act of 1934 for the quarterly period ended December 30, 2000 or

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period __________ to __________

       Commission File Number:  0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                    04-2295040
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                              01742-2892
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 9, 2000: 1,323,328.

                                     INDEX

                                                                            Page
                                                                            ----


PART I   Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets,
         as of December 30, 2000 (unaudited) and September 30, 2000         1


         Condensed Consolidated Statements of Operations,
         Three (3) months ended December 30, 2000 and January 1, 2000
         (unaudited),                                                       2


         Condensed Consolidated Statements of Cash Flows,
         Three (3) months ended December 30, 2000 and January 1, 2000
         (unaudited),                                                       3


         Notes to Condensed Consolidated Financial Statements               4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               5


PART II  Other Information                                                  7


         Signatures                                                         8

         PART I. Financial Information - Item 1. Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                                                     December 30, 2000         September 30, 2000
                                                                     -----------------         ------------------
                                                                       (unaudited)
Assets
------
Current Assets:
   Cash and cash equivalents                                               $1,926,990                $3,121,617
   Accounts receivable - trade,  less allowance for
    doubtful accounts of $70,000                                              952,674                   363,742
   Inventories                                                              3,498,489                 3,452,403
   Deferred income taxes                                                      157,500                   157,500
   Other current assets                                                       291,653                   269,980
                                                                           ----------                ----------
              Total current assets                                          6,827,306                 7,365,242

Equipment and leasehold improvements                                        4,934,515                 4,899,615
   Less:  accumulated depreciation and amortization                         4,408,472                 4,330,749
                                                                           ----------                ----------
                                                                              526,043                   568,866

Goodwill                                                                    1,614,131                 1,614,131
   Less:  accumulated amortization                                          1,199,989                 1,146,262
                                                                           ----------                ----------
                                                                              414,142                   467,869

Other assets                                                                      740                       740
                                                                           ----------                ----------

                                                                           $7,768,231                $8,402,717
                                                                           ==========                ==========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable                                                        $  362,861                $  524,231
   Accrued liabilities
      Compensation and related expenses                                       134,112                   162,420
      Other                                                                   568,202                   435,602
                                                                           ----------                ----------
              Total current liabilities                                     1,065,175                 1,122,253
                                                                           ----------                ----------


Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued and outstanding 1,323,328
     and 1,312,153 shares                                                     132,333                   131,215
   Treasury stock at cost,  14,887 and 22,968 shares                         (117,428)                 (118,610)
   Additional paid-in capital                                               1,365,600                 1,341,742
   Retained earnings                                                        5,322,551                 5,926,111
                                                                           ----------                ----------
              Total stockholders' equity                                    6,703,056                 7,280,458
                                                                           ----------                ----------

                                                                           $7,768,231                $8,402,717
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

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                                                                      Quarters Ended
                                                                                      --------------
                                                                      December 30, 2000             January 1, 2000
                                                                      -----------------             ---------------

Net sales                                                                  $1,320,917                   $2,253,403
Cost of sales                                                                 423,638                      810,335
                                                                           ----------                   ----------
            Gross profit                                                      897,279                    1,443,068

Operating expenses:
     Selling, general and
         administrative expenses                                            1,215,668                      952,833
     Product development costs                                                240,976                      361,344
                                                                           ----------                   ----------
           Total operating expenses                                         1,456,644                    1,314,177
                                                                           ----------                   ----------

Operating income (loss)                                                      (559,365)                     128,891
                                                                           ----------                   ----------

Other income (expense):
    Interest income                                                            35,843                       22,650
    Interest expense                                                             (532)                        (142)
    Other                                                                     (78,630)                       1,010
                                                                           ----------                   ----------
           Total other income (expense):                                      (43,319)                      23,518
                                                                           ----------                   ----------

 Income (loss) before income taxes                                           (602,684)                     152,409

 Provision (benefit) for income taxes                                               -                       45,722
                                                                           ----------                   ----------

 Net income (loss)                                                         $ (602,684)                  $  106,687
                                                                           ==========                   ==========

 Net income (loss) per common share:
    Basic                                                                  $    (0.46)                  $      .08
    Diluted                                                                $    (0.46)                  $      .08

 Weighted average common shares outstanding
 used in computation:
    Basic                                                                   1,304,558                    1,278,599
    Diluted                                                                 1,304,558                    1,281,013



           The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                       Quarters Ended
                                                                        December 30, 2000         January 1, 2000
                                                                        -----------------         ---------------
Operating Activities:
Net income (loss)                                                          $  (602,684)              $  106,687

Adjustments to reconcile net loss to net cash provided (used)
 by operating activities:
      Depreciation and amortization                                            131,450                  209,700
      Non-cash compensation                                                        300                   13,309

Changes in assets and liabilities:
   Accounts receivable                                                        (588,932)                 689,053
   Inventories                                                                 (46,086)                 169,774
   Other current assets                                                        (21,673)                 (12,779)
   Accounts payable and other accrued liabilities                              (57,078)                 (83,630)
                                                                           -----------               ----------

           Net cash provided (used) by operating activities                 (1,184,703)               1,092,114
                                                                           -----------               ----------

Investing Activities:
   Additions to equipment and leasehold improvements                           (34,900)                 (36,563)
                                                                           -----------               ----------

           Net cash used by investing activities                               (34,900)                 (36,563)
                                                                           -----------               ----------

Financing Activities:
   Proceeds from stock issuance                                                 24,976                   37,633
                                                                           -----------               ----------

           Net cash provided by financing activities                            24,976                   37,633
                                                                           -----------               ----------

   Net increase (decrease) in cash and cash equivalents                     (1,194,627)               1,093,184

Cash and cash equivalents at beginning of the period                         3,121,617                2,338,935
                                                                           -----------               ----------

Cash and cash equivalents at the end of the period                         $ 1,926,990               $3,432,119
                                                                           ===========               ==========


Supplemental Disclosures:

   Interest paid                                                           $       532               $      142
   Income taxes paid                                                             3,256                        -


          The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, AND THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND THIS FORM 10-Q FOR THE QUARTER ENDED DECEMBER 30, 2000.

                        STATEMENT OF FAIR PRESENTATION
                        ------------------------------

Interim Financial Statements.  The accompanying unaudited condensed consolidated
----------------------------
financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 30, 2000 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.       Inventories
-------       -----------
              Inventories consisted of the following:

                                          December 30, 2000  September 30, 2000
                                          -----------------  ------------------

                   Finished Goods            $  640,184          $  622,003
                   Work in Process            1,213,350           1,181,510
                   Raw Materials              1,644,955           1,648,890
                                             ----------          ----------
                                             $3,498,489          $3,452,403
                                             ==========          ==========

NOTE 2.    Long-Term Debt
-------    --------------

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (9.5%
at December 30, 2000).   This revolving line of credit is collateralized by
substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $4,689,000 at December 30, 2000 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At December 30, 2000 the Company was in compliance with its covenants. The line matures in August 2003. There were no outstanding borrowings during the quarter.

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

Net sales for the quarter ended December 30, 2000 and January 1, 2000, were $1,321,000 and $2,253,000, respectively. This decrease of 41% is attributed to variability in revenue recognition as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the first quarter of fiscal 2001 was $897,000 as compared to gross profit of $1,443,000 for the same period of fiscal 2000. This represented a 38% decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales increased to 68% in 2001 as compared to 64% for the same period in fiscal 2000. The overall decrease was the result of the lower sales volume and the improvement in gross profit as a percent of sales was a result of improved product mix.

Selling, general and administrative expenses for the first quarter of fiscal 2001 and 2000 were $1,216,000 and $953,000, respectively. This increase of 28% was primarily attributable to an increase in sales and marketing related activities. These included increased third party sales commissions and marketing contracts totaling $145,000, increased bidding and proposal activity of $123,000 and marketing studies and research amounting to $53,000. These increases were partially offset by a reduction in personnel related costs of approximately $45,000.

Product development costs for the quarter ended December 30, 2000 were $241,000 compared to $361,000 for the same period in fiscal 2000. This decrease of 33% was primarily attributable to a reduction in personnel related costs of approximately $75,000. There was also a shift away from billable product development, which increased product development cost; however this was offset by an increase in engineering efforts to develop bids and proposals, which is classified as a selling expense. There was also a reduction in additional departmental overhead spending in the quarter that accounted for a decrease of approximately $45,000.

The Company showed a net loss of $603,000 for the first quarter of fiscal 2001 as compared to net income of $107,000 for the same period in fiscal 2000. The decrease in profitability is primarily attributable to the decrease in gross profit and the increase in operating spending as described above. In addition the Company has recorded a charge of approximately $75,000 for the discount associated with the non-recourse sale of a long-term receivable, which is expected to occur during the second fiscal quarter.


Recent Accounting Pronouncement
--------------------------------

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial

Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-- an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. The Company has adopted this Statement during the current fiscal quarter. There was no material impact on the Company's financial position or results of operations as a result of the adoption.



Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $1,194,627 or 38% to $1,926,990 as of January 1, 2000, from a balance of $3,121,617 at September 30, 2000. This decrease was primarily due to a loss from operations and an increase of accounts receivable. The current ratio remained substantially the same at 6.4:1 at January 1, 2000 compared to 6.6:1 as of September 30, 2000.

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (9.5% at
December 30, 2000).   This revolving line of credit is collateralized by
substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $4,689,000 at December 30, 2000 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At December 30, 2000 the Company was in compliance with its covenants. The line matures in August 2003. Management believes this credit facility will meet its current credit needs. Management anticipates no unusual capital expenditures during the remainder of fiscal 2001.

PART II.    Other Information

Item 1.   Legal Proceedings:

          There are no current matters pending.


Item 2.   Changes in Securities and Use of Proceeds:

          Not applicable.


Item 3.   Defaults Upon Senior Securities:

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders:

          None.


Item 5.   Other Information:

          None.


Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits:

               None

          b.   Reports on Form 8-K:

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TECHNICAL COMMUNICATIONS CORPORATION
                               ------------------------------------
                                 (Registrant)



February 13, 2001                By:   /s/ Carl H. Guild, Jr.
-----------------                    ---------------------------------------
Date                                 Carl H. Guild, Jr., President and Chief
                                       Executive Officer


February 13, 2001                By:   /s/ Michael P. Malone
-----------------                    ------------------------
Date                                 Michael P. Malone, Chief Financial Officer