Form 10QSB
period 2001-03-31
TECHNICAL COMMUNICATIONS CORP
filed 2001-05-15
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        for the transition period                   to
                                  -----------------    ------------------

   Commission File Number:  0-8588


                     TECHNICAL COMMUNICATIONS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                04-2295040
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

     100 Domino Drive, Concord, MA                   01742-2892
----------------------------------------     --------------------------
(Address of principal executive offices)             (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
                                                       --------------

                                      N/A
         ------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 11, 2001: 1,323,328.

                                     INDEX

                                                                            Page
                                                                            ----

PART I   Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets,
         as of March 31, 2001 (unaudited) and September 30, 2000               1


         Condensed Consolidated Statements of Operations,
         Three (3) months ended March 31, 2001 and April 1, 2000 (unaudited),  2

         Condensed Consolidated Statements of Operations,
         Six (6) months ended March 31, 2001 and April 1, 2000 (unaudited),    3

         Condensed Consolidated Statements of Cash Flows,
         Six (6) months ended March 31, 2001 and April 1, 2000 (unaudited),    4

         Notes to Condensed Consolidated Financial Statements                  5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  7


PART II  Other Information                                                    10


         Signatures                                                           11

PART I.  Financial Information - Item 1.  Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                            March 31, 2001  September 30, 2000
                                            --------------  ------------------
                                              (unaudited)
Assets
------
Current Assets:
   Cash and cash equivalents                    $1,307,531     $3,121,617
   Accounts receivable - trade, less
    allowance for doubtful accounts
    of $70,000                                     963,386        363,742
   Inventories                                   3,379,173      3,452,403
   Deferred income taxes                           157,500        157,500
   Other current assets                            271,904        269,980
                                                ----------     ----------
              Total current assets               6,079,494      7,365,242

Equipment and leasehold improvements             4,916,568      4,899,615
   Less:  accumulated depreciation and
    amortization                                 4,460,534      4,330,749
                                                ----------     ----------
                                                   456,034        568,866

Goodwill                                         1,614,131      1,614,131
   Less:  accumulated amortization               1,253,717      1,146,262
                                                ----------     ----------
                                                   360,414        467,869

Other assets                                           740            740
                                                ----------     ----------

                                                $6,896,682     $8,402,717
                                                ==========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable                             $  260,686     $  524,231
   Accrued liabilities
      Compensation and related expenses            234,220        162,420
      Other                                        544,877        435,602
                                                ----------     ----------
              Total current liabilities          1,039,783      1,122,253
                                                ----------     ----------


Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share;
     authorized 3,500,000 shares; issued
     and outstanding 1,323,328 and
     1,312,153 shares                              132,333        131,215
   Treasury stock at cost, 4,845 and
     22,968 shares                                 (38,284)      (118,610)
   Additional paid-in capital                    1,365,600      1,341,742
   Retained earnings                             4,397,250      5,926,111
                                                ----------     ----------
              Total stockholders' equity         5,856,899      7,280,458
                                                ----------     ----------

                                                $6,896,682     $8,402,717
                                                ==========     ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)




                                                       Three Months Ended
                                                -------------------------------
                                                March 31, 2001    April 1, 2000
                                                --------------    -------------

Net sales                                           $  779,297       $1,381,050
Cost of sales                                          408,259          702,144
                                                    ----------       ----------
            Gross profit                               371,038          678,906

Operating expenses:
     Selling, general and
         administrative expenses                       936,184        1,102,528
     Product development costs                         329,603          266,972
                                                    ----------       ----------
           Total operating expenses                  1,265,787        1,369,500
                                                    ----------       ----------

Operating loss                                        (894,749)        (690,594)
                                                    ----------       ----------

Other income (expense):
    Interest income                                     18,641           82,063
    Interest expense                                      (537)            (426)
    Other                                                5,999           11,658
                                                    ----------       ----------
           Total other income (expense):                24,103           93,295
                                                    ----------       ----------

 Loss before income taxes                             (870,646)        (597,299)

 Provision (benefit) for income taxes                        -         (179,190)
                                                    ----------       ----------

 Net loss                                           $ (870,646)      $ (418,109)
                                                    ==========       ==========

 Net loss per common share:
    Basic                                               $(0.66)          $(0.32)
    Diluted                                             $(0.66)          $(0.32)

 Weighted average common shares outstanding
 used in computation:
    Basic                                            1,314,182        1,291,300
    Diluted                                          1,314,182        1,291,300

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                        Six Months Ended
                                              ---------------------------------
                                              March 31, 2001      April 1, 2000
                                              --------------      -------------
Net sales                                      $ 2,100,214           $3,634,453
Cost of sales                                      831,811            1,512,480
                                               -----------           ----------
           Gross profit                          1,268,403            2,121,973

Operating expenses:
     Selling, general and
         administrative expenses                 2,151,938            2,055,361
     Product development costs                     570,579              628,316
                                               -----------           ----------
           Total operating expenses              2,722,517            2,683,677
                                               -----------           ----------

Operating income (loss)                         (1,454,114)            (561,704)
                                               -----------           ----------

Other income (expense):
    Interest income                                 54,484              105,141
    Interest expense                                (1,069)                (709)
    Other                                          (72,631)              12,382
                                               -----------           ----------
           Total other income (expense):           (19,216)             116,814
                                               -----------           ----------

 Loss before income taxes                       (1,473,330)            (444,890)

 Provision (benefit) for income taxes                    -             (133,467)
                                               -----------           ----------

 Net loss                                      $(1,473,330)          $ (311,423)
                                               ===========           ==========

 Net loss per common share:
    Basic                                           $(1.14)              $(0.24)
    Diluted                                         $(1.14)              $(0.24)

 Weighted average common shares outstanding
 used in computation:
    Basic                                        1,297,876            1,284,950
    Diluted                                      1,297,876            1,284,950

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                          Six Months Ended
                                                 ------------------------------
                                                 March 31, 2001   April 1, 2000
                                                 --------------   -------------
Operating Activities:
Net loss                                          $(1,473,330)      $ (311,423)

Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
  Depreciation and amortization                       261,625          421,935
  Non-cash compensation                                24,789           34,309
  Gain on sale of investment                                -          117,121
Changes in assets and liabilities:
  Accounts receivable                                (599,644)       1,375,255
  Inventories                                          73,230          228,901
  Other current assets                                ( 1,924)         225,431
  Accounts payable and other accrued
   liabilities                                       ( 82,470)        (432,410)
                                                  -----------       ----------

    Net cash provided (used) by operating
     activities                                    (1,797,724)       1,659,119
                                                  -----------       ----------

Investing Activities:
  Additions to equipment and leasehold
   improvements                                       (41,338)        (131,346)
                                                  -----------       ----------

    Net cash used by investing activities             (41,338)        (131,346)
                                                  -----------       ----------

Financing Activities:
  Proceeds from stock issuance                         24,976           37,633
                                                  -----------       ----------

    Net cash provided by financing
     activities                                        24,976           37,633
                                                  -----------       ----------

  Net increase (decrease) in cash and
   cash equivalents                                (1,814,086)       1,565,406

Cash and cash equivalents at beginning of
 the period                                         3,121,617        2,338,935
                                                  -----------       ----------

Cash and cash equivalents at the end of
 the period                                       $ 1,307,531       $3,904,341
                                                  ===========       ==========


Supplemental Disclosures:

  Interest paid                                   $     1,069       $      142
  Income taxes paid                                     3,256                -

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, AND THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000, FORM 10-Q FOR THE QUARTER ENDED DECEMBER 30, 2000 AND THIS FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

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


NOTE 1.  Inventories
-------  -----------

 Inventories consisted of the following:

                                            March 31, 2001  September 30, 2000
                                            --------------  ------------------
  Finished Goods                              $  534,648         $  622,003
  Work in Process                              1,178,686          1,181,510
  Raw Materials                                1,665,839          1,648,890
                                              ----------         ----------
                                              $3,379,173         $3,452,403
                                              ==========         ==========

         -------------------------------------------------------------

NOTE 2.     Line of Credit
-------     --------------

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (9.0% at March 31, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $4,791,000 at March 31, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At March 31, 2001 the Company was in violation with its interest coverage covenant. Subsequently, Coast waived the default and modified the interest coverage requirement for the future. The line matures in August 2003. There were no outstanding borrowings during the quarter.

NOTE 3.  Liquidity
------   ---------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as disclosed in the financial statements, the Company had a net loss of $1,473,330 during the first six months of fiscal 2001, and the Company had significant losses in the prior two fiscal years. Additionally, the Company's operations used significant cash during the first six months of fiscal 2001. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to increase sales and to succeed in its future operations.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and amounts and classification of liabilities that might be necessary should the Company be unable to continue.

Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants. These steps include reducing headcount and eliminating infrastructure and other nonessential expenses and capital expenditures. Management believes based on its understanding of the marketplace that future sales will occur in a sufficient manner to allow the Company to continue as a viable going concern.

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


THREE MONTHS MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED APRIL 1, 2000
-------------------------------------------------------------------------------

Net sales for the quarter ended March 31, 2001 and April 1, 2000, were $779,000 and $1,381,000, respectively. This decrease of 44% is attributed to variability as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the first quarter of fiscal 2001 was $371,000 as compared to gross profit of $679,000 for the same period of fiscal 2000. This represented a 45% decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales remained relatively stable at 48% in 2001 as compared to 49% for the same period in fiscal 2000. The overall decrease was the result of the lower sales.

Selling, general and administrative expenses for the second quarter of fiscal 2001 and 2000 were $936,000 and 1,103,000, respectively. This decrease of 15% was primarily attributable to $133,000 in costs associated with the settlement of litigation during fiscal 2000 and a decrease in payroll, recruiting and benefit related costs associated with a reduced headcount of approximately $142,000. These decreases were partially offset by increased bidding and proposal activity of $105,000 and a charge of approximately $40,000 associated with a restructuring program and related workforce reductions.

Product development costs for the quarter ended March 31, 2001 were $330,000 compared to $267,000 for the same period in fiscal 2000. This increase of 24% was primarily attributable to a shift away from billable product development in fiscal 2001, which increased product development cost in fiscal 2001 by approximately $160,000. There was a reduction in other departmental overhead spending in the quarter that accounted for a decrease of approximately $100,000. The decreases included training, recruiting, consultants, payroll and benefit related costs associated with a slowdown in development related work.

The Company showed a net loss of $871,000 for the second quarter of fiscal 2001 as compared to a net loss of $418,000 for the same period in fiscal 2000. The decrease in profitability is primarily attributable to the decrease in gross profit and income tax benefit, which was partially offset by a decrease in operating spending as described above. In addition, the Company earned $63,000 less interest income due to lower cash.



SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE SIX MONTHS ENDED APRIL 1,
----------------------------------------------------------------------------
2000
----

Net sales for the six months ended March 31, 2001 and April 1, 2000, were $2,100,000 and $3,634,000, respectively. This decrease of 42% is attributed to variability as a result of the timing of shipments and the receipt of anticipated orders.

Gross profit for the first six months of fiscal 2001 was $1,268,000 as compared to gross profit of $2,122,000 for the same period of fiscal year 2000. This represented a 40% decrease in gross profit for the period. Gross profit expressed as a percentage of sales increased to 60% in 2001 from 58% as compared to the same period in fiscal year 2000 due to a slightly better product mix.

Selling, general and administrative expenses for the first six months of fiscal 2001 and 2000 were $2,152,000 and $2,055,000, respectively. This increase of 5% was attributable to an increase in selling costs of approximately $288,000 and a reduction in general & administrative costs of approximately $191,000.

The increase in selling costs was primarily attributable to increased third party sales commissions and marketing contracts totaling $185,000, increased bidding and proposal activity of $231,000 and marketing studies and research amounting to $53,000. These increases were offset by a reduction in travel, payroll, internal commissions and benefit related costs associated with the lower sales volume, of approximately $166,000.

The decrease in general and administrative expenses were primarily attributable to $144,000 in costs associated with the settlement of litigation during fiscal 2000 and a decrease in payroll, recruiting and benefit related costs associated with a reduced headcount of approximately $92,000. These costs were partially offset by a charge of approximately $40,000 associated with a restructuring program and related workforce reductions.

Product development costs for the six months ended March 31, 2001 were $571,000 compared to $628,000 for the same period in fiscal 2000. This decrease of 9% was attributable to an increase in engineering efforts to develop bids and proposals of approximately $95,000, which is classified as a selling expense and decreases in training, recruiting, payroll and benefit related costs associated with a slowdown in development related work of approximately $165,000. These reductions were offset by a shift away from billable product development in fiscal 2001, which increased product development cost in fiscal 2001 by approximately $267,000.

The Company showed a net loss of $1,473,000 for the first six months of fiscal 2001 as compared to a net loss of $311,000 for the same period in fiscal 2000. The decrease in profitability is primarily attributable to the decrease in gross profit and income tax benefit, as described above. The Company has recorded a charge of approximately $75,000 for the discount associated with the non-recourse sale of a long-term receivable in fiscal 2001. In addition, the Company earned $51,000 less interest income due to lower cash balances.


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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". This Statement has delayed the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. The Company has adopted this Statement during the first quarter of this fiscal year. There was no material impact on the Company's financial position or results of operations as a result of the adoption.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $1,814,000 or 58% to $1,308,000 as of March 31, 2001, from a balance of $3,122,000 at September 30, 2000. This decrease was primarily due to a loss from operations and an increase of accounts receivable. The current ratio decreased slightly to 5.9:1 at March 31, 2001 compared to 6.6:1 as of September 30, 2000.

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (9.0% at March 31, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $4,791,000 at March 31, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At March 31, 2001 the Company was in violation with its interest coverage covenant. The bank subsequently waived the violation and the covenant was amended going forward. The line matures in August 2003. There were no outstanding borrowings during the quarter. Management believes this credit facility will meet its current credit needs. Management anticipates no unusual capital expenditures during the remainder of fiscal 2001.

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


Item 4.   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Stockholders of the Company was held on February 12, 2001. The meeting was conducted for the purpose of
          (i) electing one Class I Director, to serve for a term of three years and (ii) ratifying the election of the Company's independent auditors.

              The ratification of the election of the Class I Director was approved with 1,145,244 votes in favor, 51,302 votes withheld.

              The ratification of the Company's auditors was approved with 1,182,066 votes in favor, 11,500 votes against and 2,980 votes abstaining.


Item 5.   Other Information:

          None.


Item 6.   Exhibits and Reports on Form 8-K:

          a.   Exhibits:

               10.5 Employment Agreement dated February 12, 2001 between the Company and Michael P. Malone.

               10.6 Employment Agreement dated February 12, 2001 between the Company and John I. Gill.

          b.   Reports on Form 8-K:

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TECHNICAL COMMUNICATIONS CORPORATION
                                ------------------------------------
                                          (Registrant)



May 14, 2001                    By:      /s/ Carl H. Guild, Jr.
------------                         ------------------------------------------
Date                                 Carl H. Guild, Jr., President and
                                      Chief Executive Officer


May 14, 2001                    By:     /s/ Michael P. Malone
------------                         ------------------------------------------
Date                                 Michael P. Malone, Chief Financial Officer