Form 10QSB
period 2001-06-30
TECHNICAL COMMUNICATIONS CORP
filed 2001-08-13
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to _________

       Commission File Number:  0-8588


                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                              04-2295040
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

     100 Domino Drive, Concord, MA                 01742-2892
----------------------------------------      ---------------------
(Address of principal executive offices)           (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
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

                               Yes   X        No
                                    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of Aug 3, 2001: 1,321,506.

                                     INDEX

                                                                           Page
                                                                           ----

PART I   Financial Information

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets,
         as of June 30, 2001 (unaudited) and September 30, 2000              1

         Condensed Consolidated Statements of Operations,
         Three (3) months ended June 30, 2001 and July 1, 2000 (unaudited),  2

         Condensed Consolidated Statements of Operations,
         Nine (9) months ended June 30, 2001 and July 1, 2000 (unaudited),   3

         Condensed Consolidated Statements of Cash Flows,
         Nine (9) months ended June 30, 2001 and July 1, 2000 (unaudited),   4

         Notes to Condensed Consolidated Financial Statements                5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                7

PART II  Other Information                                                  10

         Signatures                                                         11

         PART I. Financial Information - Item 1.  Financial Statements
             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                          June 30, 2001         September 30, 2000
                                                                          -------------         ------------------
                                                                           (unaudited)
Assets
------
Current Assets:
   Cash and cash equivalents                                               $  404,752                $3,121,617
   Accounts receivable - trade, less allowance for
    doubtful accounts of $70,000                                              155,957                   363,742
   Note receivable                                                            659,590                         -
   Inventories                                                              1,640,642                 3,452,403
   Deferred income taxes                                                            -                   157,500
   Other current assets                                                       413,300                   269,980
                                                                           ----------                ----------
              Total current assets                                          3,274,241                 7,365,242

Equipment and leasehold improvements                                        4,920,185                 4,899,615
   Less:  accumulated depreciation and amortization                         4,514,965                 4,330,749
                                                                           ----------                ----------
                                                                              405,220                   568,866

Goodwill, net                                                                       -                   467,869

Other assets                                                                      740                       740
                                                                           ----------                ----------
                                                                           $3,680,201                $8,402,717
                                                                           ==========                ==========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable                                                        $  399,451                $  524,231
   Accrued liabilities
      Compensation and related expenses                                       256,425                   162,420
      Other                                                                   527,334                   435,602
                                                                           ----------                ----------
              Total current liabilities                                     1,183,210                 1,122,253
                                                                           ----------                ----------


Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued 1,323,328 shares
     and 1,312,153 shares                                                     132,333                   131,215
   Treasury stock at cost,  1,822 and 22,968 shares                           (14,463)                 (118,610)
   Additional paid-in capital                                               1,365,600                 1,341,742
   Retained earnings                                                        1,013,521                 5,926,111
                                                                           ----------                ----------
              Total stockholders' equity                                    2,496,991                 7,280,458
                                                                           ----------                ----------
                                                                           $3,680,201                $8,402,717
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

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                         June 30, 2001                July 1, 2000
                                                                         -------------                ------------
Net sales                                                                 $   254,257                  $   744,010
Cost of sales                                                               1,869,308                      433,561
                                                                          -----------                  -----------
            Gross profit (loss)                                            (1,615,051)                     310,449

Operating expenses:
     Selling, general and
         administrative expenses                                              903,120                    1,092,710
     Product development costs                                                703,209                      291,139
                                                                          -----------                  -----------
           Total operating expenses                                         1,606,329                    1,383,849
                                                                          -----------                  -----------

Operating income (loss)                                                    (3,221,380)                  (1,073,400)
                                                                          -----------                  -----------

Other income (expense):
    Interest income                                                             7,786                       59,156
    Interest expense                                                             (122)                        (559)
    Other                                                                       4,352                        9,779
                                                                          -----------                  -----------
           Total other income (expense):                                       12,016                       68,376
                                                                          -----------                  -----------

 Loss before income taxes                                                  (3,209,364)                  (1,005,024)

 Provision (benefit) for income taxes                                         157,500                     (301,507)
                                                                          -----------                  -----------
 Net loss                                                                 $(3,366,864)                 $  (703,517)
                                                                          ===========                  ===========

 Net loss per common share:
    Basic                                                                      $(2.55)                      $(0.54)
    Diluted                                                                    $(2.55)                      $(0.54)

 Weighted average common shares outstanding
 used in computation:
    Basic                                                                   1,320,481                    1,292,685
    Diluted                                                                 1,320,481                    1,292,685

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                         June 30, 2001                     July 1,2000
                                                                         -------------                     -----------
Net sales                                                                 $ 2,354,471                      $ 4,378,463
Cost of sales                                                               2,701,121                        1,946,041
                                                                          -----------                      -----------
            Gross profit (loss)                                              (346,650)                       2,432,422

Operating expenses:
     Selling, general and
         administrative expenses                                            3,055,053                        3,148,071
     Product development costs                                              1,273,788                          919,454
                                                                          -----------                      -----------
           Total operating expenses                                         4,328,841                        4,067,525
                                                                          -----------                      -----------

Operating income (loss)                                                    (4,675,491)                      (1,635,103)
                                                                          -----------                      -----------

Other income (expense):                                                                                              -
    Interest income                                                            62,905                          163,869
    Interest expense                                                           (1,560)                          (1,127)
    Other                                                                     (68,544)                          22,447
                                                                          -----------                      -----------
           Total other income (expense):                                       (7,199)                         185,189
                                                                          -----------                      -----------

 Loss before income taxes                                                  (4,682,690)                      (1,449,914)

 Provision (benefit) for income taxes                                         157,500                         (434,975)
                                                                          -----------                      -----------
 Net loss                                                                 $(4,840,190)                     $(1,014,939)
                                                                          ===========                      ===========

 Net loss per common share:
    Basic                                                                      $(3.73)                          $(0.79)
    Diluted                                                                    $(3.73)                          $(0.79)

 Weighted average common shares outstanding
 used in computation:
    Basic                                                                   1,298,561                        1,287,528
    Diluted                                                                 1,298,561                        1,287,528

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                          June 30, 2001            July 1, 2000
                                                                          -------------            ------------
Operating Activities:
Net loss                                                                   $(4,840,190)             $(1,014,939)

Adjustments to reconcile net loss to net cash provided (used)
 by operating activities:
      Depreciation and amortization                                            369,783                  589,263
      Non-cash compensation                                                     31,741                   34,309
      Deferred income taxes                                                    157,500                        -
      Write-off of goodwill                                                    306,687                        -
      Noncash inventory charges                                              1,943,587                        -
      Gain on sale of investment                                                     -                  117,121
Changes in assets and liabilities:
   Accounts receivable                                                         207,785                2,095,816
   Note receivable                                                            (659,590)                       -
   Inventories                                                                (131,826)                 195,502
   Refundable income taxes                                                           -                  276,960
   Other current assets                                                       (143,320)                (116,742)
   Accounts payable and other accrued liabilities                               60,957                 (573,288)
                                                                           -----------              -----------

           Net cash provided (used) by operating activities                 (2,696,886)               1,604,003
                                                                           -----------              -----------

Investing Activities:
   Additions to equipment and leasehold improvements                           (44,955)                (250,827)
                                                                           -----------              -----------

           Net cash used by investing activities                               (44,955)                (250,827)
                                                                           -----------              -----------

Financing Activities:
   Proceeds from stock issuance                                                 24,976                   37,633
                                                                           -----------              -----------

           Net cash provided by financing activities                            24,976                   37,633
                                                                           -----------              -----------

   Net increase (decrease) in cash and cash equivalents                     (2,716,865)               1,390,809

Cash and cash equivalents at beginning of the period                         3,121,617                2,338,935
                                                                           -----------              -----------
Cash and cash equivalents at the end of the period                         $   404,752              $ 3,729,744
                                                                           ===========              ===========


Supplemental Disclosures:

   Interest paid                                                           $     1,191              $    20,256
   Income taxes paid                                                             3,256                   64,051

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES
AND THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANK.
THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000, FORM 10-Q FOR THE QUARTER ENDED DECEMBER 30, 2000, FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001 AND THIS FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



                         STATEMENT OF FAIR PRESENTATION
                         ------------------------------

Interim Financial Statements.
-----------------------------
The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

NOTE 1.  Inventories
-------  -----------
         Inventories consisted of the following:

                                                               June 30, 2001     September 30, 2000
                                                               -------------     ------------------
          Finished Goods                                         $  372,073          $  622,003
          Work in Process                                           859,945           1,181,510
          Raw Materials                                             408,624           1,648,890
                                                                 ----------          ----------
                                                                 $1,640,642          $3,452,403
                                                                 ==========          ==========

         -------------------------------------------------------------


NOTE 2.     Line of Credit
-------     --------------

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (7.5% at
June 30, 2001).   This revolving line of credit is collateralized by
substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $5,634,000 at June 30, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At June 30, 2001 the Company was in violation of its minimum net tangible worth covenant. The Company is currently negotiating with the bank to waive the default and modify the agreement to adjust the financial covenants for the future. The Company expects to have the renegotiated agreement in place within the next 60 days. The Company has negotiated a temporary credit arrangement with Coast, whereby the Company may borrow on a short-term basis amounts up to $1,350,000 based on its cash requirements for up to 60 days. The revolving line of credit matures in August 2003. There were no outstanding borrowings during the quarter.

NOTE 3.  Note receivable
------   ---------------

At June 30, 2001 the Company's note consisted of a three year negotiable instrument, payable in six (6) semi-annual installments of $109,932, plus interest at an annual rate of 8.37%.

The Company successfully completed a sale of this instrument on July 18, 2001. The proceeds of this sale were $641,000, which was net of a discount on the transaction. As it was the intent of the Company to sell this instrument once received and had accepted a commitment to sell it at a fixed rate, the discount was recorded at the time of sale of product, which occurred during quarter ended December 30, 2000.

NOTE 4.  Special charges
------   ---------------

During the current quarter, the Company recorded certain special charges, which included a $1,604,000 write-off of excess inventory, a write-off of work in process inventory of $340,000, a write-off of goodwill of $307,000 and a write-off of a deferred tax asset of $158,000. Excess inventory charges were the result of weakening demand for certain product lines. Correspondingly, goodwill associated with these product lines was also written off. Work in process inventory was written off as a result of delayed or lost development contracts bids.

NOTE 5.  Liquidity
------   ---------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as disclosed in the financial statements, the Company had a net loss of $4,840,000 during the first nine months of fiscal 2001, and the Company had significant losses in the prior two fiscal years. Additionally, the Company's operations used significant cash during the first nine months of fiscal 2001. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to increase sales and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and amounts and classification of liabilities that might be necessary should the Company be unable to continue.

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


                 THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED
                    TO THE THREE MONTHS ENDED JULY 1, 2000
                 --------------------------------------------

During the quarter ended June 30, 2001, the Company recorded certain special charges, which included a $1,604,000 write-off of excess inventory, a write-off of work in process inventory of $340,000, a write-off of goodwill of $307,000 and a write-off of a deferred tax asset of $158,000. Excess inventory charges were the result of weakening demand for certain product lines. Correspondingly, goodwill associated with these product lines was also written off. Work in process inventory was written off as a result of delayed or lost development contracts bids.

Net sales for the quarter ended June 30, 2001 and July 1, 2000, were $254,000 and $744,000, respectively. Gross profit for the third quarter of fiscal 2001 was a loss of $11,000, before excess inventory charges, as compared to gross profit of $310,000 for the same period of fiscal 2000. This represented a significant decrease in gross profit for the quarter. Gross profit expressed as a percentage of sales was (0.04%) in 2001 as compared to 42% for the same period in fiscal 2000. These decreases were primarily attributable to exceptionally low sales volume in the current quarter as compared to a year ago. Sales volume was significantly impacted by our inability to complete certain contract requirements on two orders amounting to $1,350,000, which were shipped during the current quarter.

Selling, general and administrative expenses for the third quarter of fiscal 2001 were $596,000, before the write-off of goodwill, and $1,093,000 for the same quarter in fiscal 2000. This decrease of 45% was primarily attributable to $120,000 reduction in general and administrative expenses and a reduction of $375,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $50,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $100,000 associated with a restructuring program and the related workforce reductions. These reductions were partially offset by an increase in financing costs associated with the Company's new credit facility of $36,000.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $120,000. These decreases also included a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $200,000.

Product development costs for the quarter ended June 30, 2001 were $363,000, before the write-off of canceled and delayed contracts in process, compared to $291,000 for the same period in fiscal 2000. This increase of 25% was primarily attributable to a shift away from billable product development in fiscal 2001, which increased product development cost in fiscal 2001 by approximately $75,000.

The Company showed a net loss of $958,000, before all special charges, for the third quarter of fiscal 2001 as compared to a net loss of $704,000 for the same period in fiscal 2000. This decrease in profitability is primarily attributable to the significant decrease in revenue, an increase in product development costs and a reduction in income tax benefits and interest income. The negative impact of these items was partially offset by a reduction of operating expenses.

NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED
TO THE NINE MONTHS ENDED JULY 1, 2000
-------------------------------------------

During the quarter ended June 30, 2001, the Company recorded certain special charges, which included a $1,604,000 write-off of excess inventory, a write-off of work in process inventory of $340,000, a write-off of goodwill of $307,000 and a write-off of a deferred tax asset of $158,000. Excess inventory charges were the result of weakening demand for certain product lines. Correspondingly, goodwill associated with these product lines was also written off. Work in process inventory was written off as a result of delayed or lost development contracts bids.

Net sales for the nine months ended June 30, 2001 and July 1, 2000, were $2,354,000 and $4,378,000, respectively. Gross profit for the first nine months of fiscal 2001 was $1,268,000, before excess inventory charges, as compared to gross profit of $2,432,000 for the same period of fiscal year 2000. This
represented a 48% decrease in gross profit for the period.    This decrease was
primarily attributable to the exceptionally low sales volume in the quarter ended June 30, 2001 as compared to a year ago. Sales volume was significantly impacted by our inability to complete certain contract requirements on two orders amounting to $1,350,000, which were shipped during the current quarter.

Selling, general and administrative expenses for the first nine months of fiscal 2001 were $2,748,000, before the write-off of goodwill, and $3,148,000 for the previous year. This decrease of 13% was attributable to a decrease in selling costs of approximately $88,000 and a reduction in general & administrative costs of approximately $312,000.

The overall decrease in selling costs was primarily attributable to reductions in travel, payroll, internal commissions and benefit related costs associated with the lower sales volume, of approximately $289,000. These decreases were offset by increased third party sales commissions and marketing contracts totaling $50,000, increased bidding and proposal activity of $128,000 and marketing studies and product evaluation amounting to $90,000.

The decrease in general and administrative expenses were primarily attributable to $144,000 in costs associated with the settlement of litigation during fiscal 2000 and a decrease in payroll, recruiting and benefit related costs associated with a reduced headcount of approximately $192,000. These decreases were partially offset by a charge of approximately $40,000 associated with a restructuring program and related workforce reductions

Product development costs for the nine months ended June 30, 2001 were $934,000, before the write-off of canceled and delayed contracts in process, as compared to $920,000 for the same period in fiscal 2000. This increase of 2% was attributable to an increase in engineering efforts to develop bids and proposals of approximately $107,000, which is classified as a selling expense and decreases in training, recruiting, payroll and benefit related costs associated with a slowdown in development related work of approximately $237,000. These reductions were offset by a shift away from billable product development in fiscal 2001, which increased product development cost in fiscal 2001 by approximately $391,000.

The Company showed a net loss of $2,431,000, before all special charges, for the first nine months of fiscal 2001 as compared to a net loss of $1,015,000 for the same period in fiscal 2000. This decrease in profitability is primarily attributable to the significant decrease in revenue and income tax benefit, as described above. The Company has recorded a charge of approximately $75,000 for the discount associated with the non-recourse sale of a long-term receivable in fiscal 2001. In addition, the Company earned $101,000 less interest income due to lower cash balances.


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


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $2,717,000 or 87% to $405,000 as of June 30, 2001, from a balance of $3,122,000 at September 30, 2000. This decrease was primarily due to a loss from operations and an increase of accounts and notes receivable. The current ratio decreased to 2.8:1 at June 30, 2001 compared to 6.6:1 as of September 30, 2000.

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (7.5% at
June 30, 2001).   This revolving line of credit is collateralized by
substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $5,634,000 at June 30, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. At June 30, 2001 the Company was in violation of its minimum net tangible worth covenant. The Company is currently negotiating with the bank to waive the default and modify the agreement to adjust the financial covenants for the future. The Company expects to have the renegotiated agreement in place within the next 60 days. The Company has negotiated a temporary credit arrangement with Coast, whereby the Company may borrow on a short-term basis amounts up to $1,350,000 based on its cash requirements for up to 60 days. The revolving line of credit matures in August 2003. There were no outstanding borrowings during the quarter. Management anticipates no unusual capital expenditures during the remainder of fiscal 2001.

The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future impact the cash flow of the Company. Although the Company believes there are currently sufficient cash and available funds from operations, the temporary credit arrangement and ultimately under the line of credit to meet its working capital needs, delays in the timing of significant transactions may cause the Company to reevaluate and adjust its operations.

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

                None.

         b.   Reports on Form 8-K:

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TECHNICAL COMMUNICATIONS CORPORATION
                                  ------------------------------------
                                              (Registrant)



August 10, 2001                   By: /s/ Carl H. Guild, Jr.
---------------                       --------------------------
Date                                  Carl H. Guild, Jr., President and Chief
                                      Executive Officer


August 10, 2001                   By: /s/ Michael P. Malone
---------------                       --------------------------
Date                                  Michael P. Malone, Chief Financial Officer