Form 10KSB40
period 2001-09-29
TECHNICAL COMMUNICATIONS CORP
filed 2001-12-28
CIK 96699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number
September 29, 2001                                               0-8588
-------------------                                              ------

                                      or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          _______________TO_______________.

                     Technical Communications Corporation
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

              Massachusetts                             04-2295040
              -------------                             ----------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                    Identification No.)

       100 Domino Drive, Concord, MA                    01742-2892
       -----------------------------                    ----------
(Address of principal executive offices)                (Zip code)


       (978) 287-5100
       --------------
(Registrant's telephone number,
including area code)


          Securities registered pursuant to Section 12 (b) of the Act:

              None                                      None
              ----                                      ----
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Based on the closing price of the stock as of December 14, 2001, the aggregate market value of the registrant's Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 14, 2001, was approximately $1,162,172.

       The number of shares of the registrant's Common Stock, par value $ .10 per share, outstanding as of December 14, 2001, was 1,330,185.

FORWARD-LOOKING STATEMENTS
--------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-K, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST AND THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANK. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001.


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

(c)    Description of Business
       -----------------------

       The Company's products consist of sophisticated electronic devices, which enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company's products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment, which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company's products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.

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

       The CSD 3324E, Secure Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The CSD 3324E has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications is always possible with the CSD 3324E, even over the poorest line conditions. TCC's high level encryption and automated key management system protects the most sensitive information. Internal storage of 400 keys coupled with automatic key changes provide complete hands-off security.

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

       NETWORK SECURITY SYSTEMS

       The CipherONETM family of Network Security Systems is a family of high-speed, high-performance hardware/software-based encryption products for LAN/WAN and Internet applications and includes Network Security Management.

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

       The Cipher CX 7100 Frame Relay Network Encryptor is a high-speed end to end frame relay encryption system and is easily configured locally with Cipher Site Manager or remotely with KEYNET.

       The Cipher CX 7200 IP Network Encryptor provides encryption security at the Internet Protocol (IP) layer and is easily configured locally with Cipher Site Manager or remotely with KEYNET.

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

(e)    Competition
       -----------

       The Company has several competitors, including foreign-based companies, in the communications security device field. Few of these competitors offer products that compete across all of the Company's product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies that have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Electronics Plc, Cylink Corporation, Motorola Inc., Omnisec AG, Cisco Systems, SafeNet, Inc. and TimeStep Corporation.

       The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives and distributors.


(f)    Sales and Backlog
       -----------------

       In fiscal year 2001, the Company had two customers, representing 48% (32% and 16%) of net sales. In fiscal year 2000, the Company had two customers, representing 41% (21% and 20%) of net sales.

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

       The Company's backlog of firm orders as of September 29, 2001 and September 30, 2000 was approximately $400,000. The Company expects to deliver its entire backlog in fiscal year 2002.


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


(i)    Research and Development
       ------------------------

       Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel. During the twelve-month periods ended September 29, 2001 and September 30, 2000, the Company spent $1,633,224 and $1,156,692, respectively, on product development. In addition, product development is also, undertaken by the Company on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

(j)    Employees
       ---------

       As of September 29, 2001, the Company employed, approximately 32 persons. The Company believes that its relationship with its employees is good.

(k)    Foreign Operations
       ------------------

       The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2001 and 2000 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. For example, during fiscal year 1996 foreign and domestic sales were equally profitable. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

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


Item 2. PROPERTIES

       On October 16, 1992, the Company signed its current lease on its headquarters and manufacturing facility. The Company has a lease on this property located in Concord, Massachusetts through December 31, 2002. Future minimum lease payments amount to $171,216 in fiscal year 2002 and $42,804 in
fiscal year 2003.    The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of
the lease term, if elected.    Management believes the current facility is
capable of meeting the Company's anticipated needs through the current lease term. The Company will evaluate its future space requirements in fiscal year 2002.

Item 3. LEGAL PROCEEDINGS

       The Company was the defendant in GERARD v. TECHNICAL COMMUNICATIONS CORPORATION, ET AL., filed in the Superior Court of the Commonwealth of Massachusetts in 1999. This case arose from disputes concerning the hiring and termination of Roland Gerard, former president of the Company. The Complaint alleged state law claims for breach of contract, wrongful termination, and civil conspiracy. During the fiscal year 2000 the Company settled this lawsuit. An earlier complaint brought by Mr. Gerard in the Federal court, which included the state claims, and a federal securities claim was dismissed in July 1999; the securities claims were dismissed with prejudice.

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


                                          Price
                                          ------
TITLE OF CLASS    QUARTER ENDING   LOW              HIGH
----------------  --------------  -----             ----

Common Stock,
$.10 par value
                      12/30/2000  1.250             2.969
                       3/31/2001  1.625             3.188
                       6/30/2001  1.500             2.770
                       9/29/2001  0.800             2.210

                        1/1/2000  2.563             7.500
                        4/1/2000  5.188            10.813
                        7/1/2000  2.375             6.125
                       9/30/2000  2.531             3.969


       The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the forseeable future.

       As of December 14, 2001, there were approximately 1,200 record holders of
Common Stock, $ .10 par value.   On December 14, 2001, the closing price of the
Common Stock was $1.00.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA:
                                                                   FISCAL YEARS ENDED:

                                   SEPTEMBER 29,   SEPTEMBER 30,       OCTOBER 2,         OCTOBER 3,   SEPTEMBER 27,
                                       2001            2000              1999               1998           1997
                                   ---------------------------------------------------------------------------------
Net Sales:

   Domestic                          $   715,385     $ 2,446,083           $ 1,239,275    $ 1,631,459    $ 2,734,690
   Foreign (Note A)                    3,549,204       3,128,025             5,194,408     12,224,322      9,523,948

Total net sales                        4,264,589       5,574,108             6,433,683     13,855,781     12,258,638

Gross profit                             828,920       3,197,675             3,305,192      8,393,173      7,104,975

Net income (loss)                     (4,662,610)     (1,740,314)           (1,218,542)       481,603     (1,243,501)

Net income (loss) per share
 of common stock
   Basic                             $     (3.54)    $     (1.35)          $      (.96)   $       .38    $      (.98)
   Diluted                           $     (3.54)    $     (1.35)          $      (.96)   $       .37    $      (.98)

Weighted average
  shares outstanding

   Basic                               1,315,440       1,289,523             1,264,626      1,281,924      1,270,625
   Diluted                             1,315,440       1,289,523             1,264,626      1,288,007      1,270,625



     AS OF:

                                   SEPTEMBER 29,   SEPTEMBER 30,       OCTOBER 2,         OCTOBER 3,   SEPTEMBER 27,
                                       2001            2000              1999               1998           1997
                                   ---------------------------------------------------------------------------------
Assets                               $ 3,654,631     $ 8,402,717           $10,660,915    $16,172,729    $12,892,899

Line of credit/current portion,
long-term debt (B)                             -               -                     -      2,250,000              -

Long-term obligations                          -               -                     -              -              -

--------------------------------------------------------------------------------
Notes to Selected Financial Data

(A) A summary of foreign sales by geographic area may be found in Note 14 of the Notes to Consolidated Financial Statements.

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

              Certain Factors Affecting Future Operating Results
              --------------------------------------------------

The discussions in this Form 10-K, including any discussion of or impact, expressed or implied, on the Company's anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest and the Company's ability to renegotiate its line of credit with its banks. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 29, 2001.



RESULTS OF OPERATIONS
---------------------

                 FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000
                 ---------------------------------------------

     During the quarter ended June 30, 2001, the Company recorded certain special charges, which included a $1,604,000 write-off of excess inventory, a write-off of work in process inventory of $340,000, a write-off of goodwill of $307,000 and a write-off of a deferred tax asset of $158,000. Excess inventory charges were the result of weakening demand for certain product lines. Correspondingly, goodwill associated with these product lines was also written off. Work in process inventory was written off as a result of lost development contracts bids. The write-off of the deferred tax asset was the result of continued losses affecting the Company's ability to recognize future benefit from the carryforward of net operating losses.

Consolidated net sales for the year ended September 29, 2001, were $4,265,000
compared with sales of $5,574,000 for the prior fiscal year.   This decrease of
$1,309,000, or 23%, is mainly attributed to significant delays in the receipt of anticipated orders.

Gross profit for fiscal year 2001 was $2,433,000, before excess inventory charges, as compared to $3,198,000 in fiscal year 2000, a decrease of 24%.
Gross profit expressed as a percentage of sales, before excess inventory charges was 57% in fiscal year 2001 compared to 57% in the prior year.

Selling, general and administrative expenses for fiscal year 2001 were $3,393,000, before the write-off of goodwill, as compared to $3,874,000 in fiscal year 2000, a decrease of 12%. This decrease was attributable to a decrease in selling costs of approximately $163,000 and a decrease in general & administrative costs of approximately $318,000.

The decrease in selling costs was primarily attributable to reductions in travel, payroll, internal commissions and benefit related costs associated with the lower sales volume, of approximately $348,000. These decreases were offset by increased third party sales commissions and marketing contracts totaling $118,000, increased bidding and proposal activity of $68,000 and marketing studies and product evaluation amounting to $59,000.

The decrease in general and administrative expenses were primarily attributable to $144,000 in costs associated with the settlement of litigation during fiscal year 2000, a decrease in payroll, recruiting and benefit related costs associated with a reduced headcount of approximately $196,000 and a general reduction in general and administrative expense of approximately $150,000. These decreases were partially offset by an increase in fees associated with the Company's line of credit of $145,000 and a charge of approximately $47,000 associated with restructuring charges and related workforce reductions.

Product development costs for the year ended September 29, 2001 were $1,293,000, before the write-off of canceled contracts in process, as compared to $1,157,000 for the same period in fiscal year 2000. This increase of 12% was attributable to a shift away from billable product development in fiscal year 2001, which increased product development cost in fiscal year 2001 by approximately $478,000. This increase was offset by a decrease in payroll, recruiting and benefit related costs associated with a reduced headcount of approximately $274,000

The Company showed a net loss of $2,254,000, before all special charges, for fiscal year 2001 as compared to a net loss of $1,740,000 in fiscal year 2000. This decrease in profitability is primarily attributable to the significant decrease in revenue. The increases in product development expenses and other costs and the reduction in interest income were more than offset by the reduction in selling, general and administrative expenses, as described above.


                 FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999
                 ---------------------------------------------

Consolidated net sales for the year ended September 30, 2000, were $5,574,000
compared with sales of $6,434,000 for the prior fiscal year.   This decrease of
$860,000, or 13%, is mainly attributed to a delay in the receipt of anticipated orders.

Gross profit for fiscal year 2000 was $3,198,000, compared to $3,305,000 in
fiscal year 1999, a decrease of 3%.   Gross profit expressed as a percentage of
sales was 57% in fiscal year 2000 compared to 51% in the prior year, which was primarily due to the lower sales volume, and partially offset by improved product mix and tighter cost controls.

Selling, general and administrative expenses decreased 10% from $4,312,000 in fiscal year 1999 to $3,874,000 for the year just ended, primarily attributable to approximately $475,000 in costs associated with the settlement of litigation in fiscal year 1999 and was offset by $147,000 in costs associated with the settlement of litigation discussed in Note 16 to the financial statements. In addition payroll and other administrative costs have decreased due to the continued emphasis on expense controls.

Product development costs in fiscal year 2000 were $1,157,000, compared to
$1,936,000 in fiscal year 1999.   The $779,000, or 40%, decrease was primarily
attributable to a shift in development work from internal product development to billable product development.

Investment income earned during fiscal year 2000 was $267,000, compared to $1,318,000 in fiscal year 1999. Included in investment income for fiscal year 1999 is a one-time gain on the sale of an investment of $1,151,000.

The Company showed a net loss of $1,740,000 for fiscal year 2000 as compared to a net loss of $1,219,000 for the same period in fiscal year 1999. The decrease in profitability is primarily attributable to the decreased sales, which was partially offset by the decrease in operating spending as described above. However, the current year did not recognize any income tax benefit associated with the current year loss and in addition included a write down of the previous years net deferred tax asset by $173,000 due to continued losses affecting the Company's ability to recognize future benefit from the carryforward of net operating losses. The 1999 income tax benefit amounted to $406,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to apply the new rules on accounting for goodwill and other intangible assets by fiscal year 2003. The Company currently does not have any goodwill or intangible assets and does not expect a material impact from the adoption of these standards.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents decreased by $1,503,000 or 48% to $1,619,000 as of September 29, 2001, from a balance of $3,122,000 at September 30, 2000. This decrease was primarily due to operating losses, which were partially offset by non-cash adjustments and reductions in accounts receivable, inventories and refundable income taxes.

The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (7% at September 29, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $5,969,000 at September 29, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. There were no outstanding borrowings during fiscal years 2001 and 2000.

At September 29, 2001 the Company was in violation of its minimum net tangible worth covenant. On December 27, 2001 Coast amended the agreement to reduce the minimum net worth requirement for the future and added a requirement to maintain minimum earnings before interest and taxes. The maximum borrowing under the line has also been reduced to $1 million and the line of credit matures in December 2002.

As of September 29, 2001, the Company has two outstanding standby letters of credit amounting to $137,000, which are secured by compensating cash collateral.

The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company's operations, however the Company has some ability to mitigate this effect through further cost cutting measures. The Company believes there are currently sufficient cash and available funds under the line of credit to meet its working capital needs.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                   Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.


Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

                                    PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a] (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors' Report of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:

                                                                          Page
                                                                         -------
          Consolidated Balance Sheets as of
          September 29, 2001 and September 30, 2000                        14

          Consolidated Statements of
          Operations for the Years Ended
          September 29, 2001 and September 30, 2000                        15

          Consolidated Statements of Cash
          Flows for the Years Ended
          September 29, 2001 and September 30, 2000                        16

          Consolidated Statements of
          Stockholders' Equity for the
          Years Ended September 29, 2001 and
          September 30, 2000                                               17

          Notes to Consolidated Financial Statements                    18 - 28

          Report of Independent Certified Public Accountants               29

 [a] (2) The following Consolidated Financial Statement Schedule is included herein:
          Schedule II  - Valuation and Qualifying Accounts                 30
          Reports of Independent Certified Public Accountants


[a] (3)  List of Exhibits
         ----------------
3.1      Articles of Organization of the Company *
3.2      By-laws of the Company **
10.1     Employment Agreement for Carl H. Guild, Jr. ***
10.2     Standstill Agreement ***
10.3 Loan and security agreement, dated July 31, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank ****
10.4 Amendment to Loan and Security Agreement, dated December 28, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank ****
10.5     Employment Agreement for Michael P. Malone *****
10.6     Employment Agreement for John I. Gill *****
10.7 Second Amendment to Loan and Security Agreement, dated August 13, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank
10.8 Third Amendment to Loan and Security Agreement, dated December 27, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank
21       List of Subsidiaries of the Company
23.1     Consent of Grant Thornton LLP

     *     Incorporated by reference to previous filings with the Commission.
     **    Incorporated by reference to the Company's 8-K filed on May 5, 1998.
     *** Incorporated by reference to the Company's Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange Commission on March 26, 1998.
     **** Incorporated by reference to the Company's Annual Report for 2000 Form 10-K, filed with the Securities and Exchange Commission on December 29, 2000.
     ***** Incorporated by reference to the Company's Form 10-QSB filed on May
           15, 2001.


(a) Reports on Form 8-K
-----------------------
    None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 27, 2001.

                              TECHNICAL COMMUNICATIONS CORPORATION

                                      By: /s/ Carl H. Guild, Jr.
                                         -----------------------
                                           Carl H. Guild, Jr.
                                   Chief Executive Officer and President
                                      Chairman of the Board, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                Title                                Date
       ---------                -----                                ----


/s/ Carl H. Guild, Jr.    Chief Executive Officer and          December 27, 2001
----------------------    President Chairman of the Board,
    Carl H. Guild, Jr.    Director (Principal Executive
                          Officer)


/s/ Michael P. Malone     Treasurer and Chief Financial        December 27, 2001
---------------------     Officer (Principal Financial
    Michael P. Malone     and Accounting Officer)



/s/ Mitchell B. Briskin   Director                             December 27, 2001
-----------------------
    Mitchell B. Briskin


/s/ David A. B. Brown     Director                             December 27, 2001
---------------------
    David A. B. Brown


/s/ Donald Lake           Director                             December 27, 2001
---------------
    Donald Lake


/s/ Robert T. Lessard     Director                             December 27, 2001
---------------------
    Robert T. Lessard


/s/ Thomas E. Peoples     Director                             December 27, 2001
---------------------
    Thomas E. Peoples

                      Technical Communications Corporation
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000



ASSETS                                                                2001                       2000
     Current assets:
          Cash and cash equivalents                               $ 1,618,915                $ 3,121,617
          Accounts receivable - trade, less
          allowance
          for doubtful accounts of $15,000 and                         67,232                    363,742
          $70,000
          Inventories                                               1,261,608                  3,452,403
          Deferred income taxes                                             -                    157,500
          Other current assets                                        355,837                    270,720
                                                            --------------------------------------------
          Total current assets                                      3,303,592                  7,365,982
                                                            --------------------------------------------

     Equipment and leasehold improvements                           4,921,498                  4,899,615
          Less accumulated depreciation                            (4,570,459)                (4,330,749)
                                                            --------------------------------------------
          Equipment and leasehold improvements, net                   351,039                    568,866
                                                            --------------------------------------------

     Goodwill                                                               -                  1,614,131
          Less accumulated amortization                                     -                 (1,146,262)
                                                            --------------------------------------------
          Goodwill, net                                                     -                    467,869
                                                            --------------------------------------------


                                                                  $ 3,654,631                $ 8,402,717
                                                            ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                        $   231,208                $   524,231
          Accrued liabilities:
          Compensation and related expenses                           111,381                    162,420
          Other                                                       635,070                    435,602
                                                            --------------------------------------------
          Total current liabilities                                   977,659                  1,122,253
                                                            --------------------------------------------


     Stockholders' equity
          Common stock - par value $.10 per share;
          authorized 3,500,000 shares, issued 1,323,328
          and 1,312,153 shares                                        132,333                    131,215
          Treasury stock at cost, 232 and 15,037 shares                (1,934)                  (118,610)
          Additional paid-in capital                                1,365,600                  1,341,742
          Retained earnings                                         1,180,973                  5,926,117
                                                            --------------------------------------------

          Total stockholders' equity                                2,676,972                  7,280,464
                                                            --------------------------------------------

                                                                  $ 3,654,631                $ 8,402,717
                                                            ============================================


          The accompanying notes are an integral part of these consolidated financial statements.

                      Technical Communications Corporation
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000




                                                                     2001                     2000
Net sales                                                        $ 4,264,589              $ 5,574,108
Cost of sales                                                      3,435,669                2,376,433
                                                           ------------------------------------------
               Gross profit                                          828,920                3,197,675
                                                           ------------------------------------------

Operating expenses:
     Selling, general and
         administrative expenses                                   3,699,924                3,874,424
     Product development costs                                     1,633,224                1,156,692
                                                           ------------------------------------------
                Total operating expenses                           5,333,148                5,031,116
                                                           ------------------------------------------

                Operating loss                                    (4,504,228)              (1,833,441)

Other income (expense)
    Investment income                                                 65,334                  210,939
    Interest expense                                                  (1,557)                  (2,305)
    Other                                                            (64,659)                  57,869
                                                           ------------------------------------------
                Total other income (expense)                            (882)                 266,503
                                                           ------------------------------------------

Loss before income taxes                                          (4,505,110)              (1,566,938)

Provision for income taxes                                         ( 157,500)               ( 173,376)
                                                           ------------------------------------------

Net loss                                                         $(4,662,610)             $(1,740,314)
                                                                 ===========              ===========

Net loss per common share
    Basic                                                             $(3.54)                  $(1.35)
    Diluted                                                           $(3.54)                  $(1.35)

    Basic                                                          1,315,440                1,289,523
    Diluted                                                        1,315,440                1,289,523


The accompanying notes are an integral part of these consolidated financial statements.

                      TECHNICAL COMMUNICATIONS CORPORATION
                     Consolidated Statements of Cash Flows
             YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000



                                                                                           2001            2000

Operating activities:
              Net loss                                                                 $(4,662,610)     $(1,740,314)
              Adjustments to reconcile net loss
              to cash provided by (used for) operating
              activities:
                    Depreciation and amortization                                          425,277          733,980
                    Non-cash compensation                                                   34,142           47,602
                    Deferred income taxes                                                  157,500          292,478
                    Write-off of goodwill                                                  306,687                -
                    Non-cash inventory charges                                           1,943,587                -

              Changes in current assets and current
              liabilities:
                    Accounts receivable                                                    296,510        2,239,659
                    Inventories                                                            247,208         (416,466)
                    Refundable income taxes                                                      -          276,960
                    Other current assets                                                   (85,117)        (185,915)
                    Accounts payable and accrued liabilities                              (144,594)        (236,423)
                                                                                   --------------------------------

                    Cash (used for) provided by operating                               (1,481,410)       1,011,561
                    activities
                                                                                   --------------------------------

INVESTING ACTIVITIES:
                   Additions to equipment and leasehold                                    (46,268)        (259,393)
                   improvements
                                                                                   ---------------------------------

                         Cash used for investing activities                                (46,268)        (259,393)
                                                                                   ----------------------------------

FINANCING ACTIVITIES:
                   Proceeds from stock issuance                                             24,976           37,633
                   Payment of long-term debt                                                     -           (7,119)
                                                                                   --------------------------------

                         Cash provided by financing activities                              24,976           30,514
                                                                                   ---------------------------------

                         Net increase (decrease) in cash and cash                       (1,502,702)         782,682
                         equivalents
                         Cash and cash equivalents at beginning                          3,121,617        2,338,935
                         of year
                                                                                   --------------------------------

                         Cash and cash equivalents at end of year                      $ 1,618,915      $ 3,121,617
                                                                                   ================================

SUPPLEMENTAL DISCLOSURES:
                           Interest paid                                              $     1,801      $     4,305
                           Income taxes paid (net of refunds                                7,848         (394,430)
                           received)



The accompanying notes are an integral part of these consolidated financial statements.

                      TECHNICAL COMMUNICATIONS CORPORATION
                Consolidated Statements of Stockholders' Equity
             Years Ended September 29, 2001 and September 30, 2000



                                                                 2001                 2000



STOCKHOLDERS' EQUITY
      Shares of common stock:
      Beginning balance                                     1,312,153            1,294,541
      Issuance of shares to ESPP participants                  11,175               17,612
                                                 -----------------------------------------
      Ending balance                                        1,323,328            1,312,153
                                                 =========================================

      Common stock at par value:
      Beginning balance                                   $   131,215          $   129,454
      Issuance of shares to ESPP participants                   1,118                1,761
                                                 -----------------------------------------
      Ending balance                                          132,333              131,215
                                                 -----------------------------------------

      Additional paid-in capital:
      Beginning balance                                     1,341,742            1,305,870
      Issuance of shares to ESPP participants                  23,858               35,872
                                                 -----------------------------------------
      Ending balance                                        1,365,600            1,341,742
                                                 -----------------------------------------


      Retained earnings:
      Beginning balance                                     5,926,117            7,713,594
      Issuance of stock grants                                (82,534)             (47,163)
      Net loss                                             (4,662,610)          (1,740,314)
                                                 -----------------------------------------
      Ending balance                                        1,180,973            5,926,117
                                                 -----------------------------------------

      Treasury stock:
      Beginning balance                                      (118,610)            (213,375)
      Issuance of stock grants                                116,676               94,765
                                                 -----------------------------------------
      Ending balance                                           (1,934)            (118,610)
                                                 -----------------------------------------

      Total stockholders' equity                          $ 2,676,972          $ 7,280,464
                                                 =========================================




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

   Liquidity Matters

   The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company's operations, however the Company has some ability to mitigate this effect through further cost cutting measures. The Company believes there are currently sufficient cash and available funds under the line of credit to meet its working capital needs.

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

   Cash and Cash Equivalents

   Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value.

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

   Capitalized Software Costs

   The Company sells software as a component of its communications systems. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Upon initial product release, these costs are amortized based upon the straight-
   line method, over three years.   As of September 30, 2000, the Company had
   fully amortized its investments in capitalized software.

   Goodwill

   The Company acquired substantially all of the assets of Datotek, Inc. in May 1995. The excess purchase cost over net assets acquired has been amortized on a straight-line basis over 7 1/2 years. The Company assesses the future useful life of this asset whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers the future undiscounted cash flows of the acquired company in assessing the recoverability of this asset. The Company determined in 2001 that there was no longer any value to this asset and the remaining balance was written off.

   Recognition of Revenue

   The Company generally recognizes revenue upon shipment of products, except in the case of long-term contracts for which the revenue is recognized using the percentage-of-completion method.

   During fiscal year 2001 the Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements.
   The adoption of this bulletin did not materially affect the Company's results of operations or financial position.

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

   Reclassification

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the fiscal year 2001 presentation.

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

     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable - the carrying amount of these assets and liabilities on the Company's consolidated balance sheet approximates their fair value because of the short term nature of these instruments.

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

   Fiscal Year-End Policy

   The Company by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The years 2001 and 2000 ended on September 29, 2001 and September 30, 2000, respectively and each included 52 weeks.


   Comprehensive Income

   In accordance with Statement of Financial Accounting Standards No. 130 (SFAS
   130), "Reporting Comprehensive Income" the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and "other comprehensive income". There were no "other comprehensive income" items during fiscal year 2001 and 2000.

   Operating Segments

   The Company reports on operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About
   Segments of an Enterprise and Related Information".   SFAS 131 established
   standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segement.

   Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". The Company has adopted this Statement during the current fiscal year. There was no material impact on the Company's financial position or results of operations as a result of the adoption.

   Newly Issued Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to apply the new rules on accounting for goodwill and other intangible assets by fiscal year 2003. The Company currently does not have any goodwill or intangible assets and does not expect a material impact from the adoption of these standards.

   In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2003.

(3) LOSS PER SHARE

   In accordance with SFAS No. 128, "Earnings Per Share", basic and diluted EPS were calculated as follows:

                                                  SEPTEMBER 29,      SEPTEMBER 30
                                                      2001              2000
                                                   -----------       -----------
Net Loss                                           $(4,662,610)      $(1,740,314)
                                                   -----------       -----------
Average Shares Outstanding - Basic                   1,315,440         1,289,523
  Dilutive effect of stock options                           -                 -
                                                   -----------       -----------
Weighted Average Shares - Diluted                    1,315,440         1,289,523
                                                   -----------       -----------
  Basic Earnings (Loss) Per Share                  $     (3.54)      $     (1.35)
  Diluted Earnings (Loss) Per Share                $     (3.54)      $     (1.35)

   Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years were as follows: 265,869 in 2001 and 217,669 in 2000.

(4)  Treasury Stock Transactions

   During fiscal years 2001 and 2000, 14,805 and 12,026 shares, respectively, of Technical Communications Corporation Common Stock were granted to members of the Company's Board of Directors and certain employees. The prices of shares issued in 2001 ranged from $1.51 to $3.09 per share. The prices of shares issued in 2000 ranged from $3.00 to $6.00 per share. All grants were made at the current market value on the date of grant and were issued from the Company's Treasury Stock.

(5)  Stock Options

   At the August 2001 Board of Directors Meeting, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan to replace the 1991 Stock Option Plan, which expired. The Company reserved 350,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant. No grants were issued under this plan in fiscal year 2001. The plan will be submitted to shareholders for approval at the next Annual Meeting of Stockholders.

   In 1992 the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the SOP Plan). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997 the Company increased the allocated for shares under the SOP Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock- based compensation expense. As permitted by SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards in fiscal years 2000 and 2001 under the Company's stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net loss and loss per share would have been as follows:


                                        SEPTEMBER 29,        SEPTEMBER 30,
                                            2001                 2000

   Net loss
     As reported                         $(4,662,610)         $(1,740,314)
     Pro forma                           $(4,763,005)         $(1,887,120)

   Basic loss per common share
     As reported                         $     (3.54)         $     (1.35)
     Pro forma                           $     (3.62)         $     (1.46)


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

    The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.625%, and 6.31% for 2001 and 2000, respectively, expected life equal to 5 years, expected volatility of 125% and 122% in 2001 and 2000, respectively, and an expected dividend yield of 0%.

   A summary of the Company's stock option activity is as follows:

                                                           September 29,                  September 30,
                                                                 2001                         2000
                                                        -------------------              ---------------
                                                            Average                           AVERAGE
                                             Number of      EXERCISE          Number of       Exercise
                                               Shares        PRICE              Shares         PRICE
                                            ------------   ----------        ------------   ------------

   Options outstanding, beginning of year        255,074        $5.65             256,074          $5.91
   Options granted:
     Option Price Fair Market Value               50,400        $2.11              19,000          $6.53
     Option Price Fair Market Value                7,000        $1.97               8,000          $5.10
   Options exercised                                   -                                -
   Options forfeited                              (8,805)       $4.68             (28,000)         $8.43
                                                 -------                          -------
   Options outstanding, end of year              303,669        $5.01             255,074          $5.65

   Options exercisable                           246,619        $5.31             209,149          $5.40
   Weighted average fair value per share
    of options granted during the year                          $1.75                              $5.44

 The following summarizes certain data for options outstanding at September 29, 2001:

                                                                               WEIGHTED        Weighted Average
                                                                               AVERAGE            Remaining
                                            Range of          Number of        EXERCISE          Contractual
                                        Exercise Prices         Shares          Price                Life
                                      --------------------  --------------  --------------  ----------------------

  Options outstanding, end of year:        $1.16 - $  5.00         195,200          $ 3.51             7.3
                                           $ 5.01 - $10.00          87,169          $ 6.61             5.7
                                           $10.01 - $15.00          19,840          $12.02             4.0
                                           $15.01 - $16.75           1,460          $15.84             1.1
                                                                   -------
                                                                   303,669          $ 5.01             6.6

  Options exercisable:                     $1.16 - $  5.00         149,500          $ 3.86
                                           $ 5.01 - $10.00          79,969          $ 6.56
                                           $10.01 - $15.00          15,690          $11.77
                                           $15.01 - $16.75           1,460          $15.84
                                                                   -------
                                                                   246,619          $ 5.31

 (6)  INVENTORIES

     Inventories consist of the following:                        SEPTEMBER 29,      SEPTEMBER 30,
                                                                      2001               2000
     Finished goods                                                $  140,962         $  622,003
     Work in process                                                  493,947          1,181,510
     Raw materials and supplies                                       626,699          1,648,890
                                                                   ----------         ----------

     Total inventories                                             $1,261,608         $3,452,403
                                                                   ==========         ==========

(7)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                     SEPTEMBER 29,          SEPTEMBER 30,          Estimated
                                                          2001                   2000             Useful Life
   Engineering and manufacturing equipment             $2,534,128             $2,489,172           3-8 years
   Demonstration equipment                                842,568                842,568             3 years
   Furniture and fixtures                               1,128,685              1,127,373           3-8 years
   Automobiles                                                  -                 24,385             3 years
                                                                                                 Remaining term
   Leasehold improvements                                 416,117                416,117             of lease
                                                       ----------             ----------

   Total equipment and
      leasehold improvements                           $4,921,498             $4,899,615           3-8 years
                                                       ==========             ==========

 (8)    OTHER ACCRUED LIABILITIES

          Other accrued liabilities consist of the following:

                                                                   SEPTEMBER 29,      SEPTEMBER 30,
                                                                       2001               2000
     Product warranty costs                                          $109,266           $ 92,996
     Professional service fees                                        107,455             95,008
     Annual report and investor relation fees                         118,394            103,707
     Customer support agreements                                      160,000             44,000
     Other                                                            139,955             99,891
                                                                     --------           --------

     Total other accrued liabilities                                 $635,070           $435,602
                                                                     ========           ========

 (9) DEBT

   The Company has a $5 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (7% at September 29, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $5,969,000 at September 29, 2001 and increasing over time based on certain criteria and an interest coverage ratio requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances. There were no outstanding borrowings during fiscal years 2001 and 2000.

   At September 29, 2001 the Company was in violation of its minimum net tangible worth covenant. On December 27, 2001 Coast amended the agreement to reduce the minimum net worth requirement for the future and added a requirement to maintain minimum earnings before interest and taxes. The maximum borrowing under the line has also been reduced to $1 million and the line of credit matures in December 2002.

(10) LEASES

   The Company leases its headquarters located in, Concord, Massachusetts, under an operating lease, which expires in December 2002. Future minimum lease payments amount to $171,216 in fiscal year 2002 and $42,804 in fiscal year
   2003.    The Company also retains an option to purchase the building at fair market value, but not to exceed $2,262,000, exercisable at the end of the lease term, if elected. Annual rental expense amounted to $171,216 in fiscal year 2001 and $161,492 in fiscal year 2000.

   During 1998, the Company entered into a capital lease for computer equipment in the amount of $20,370, an additional $3,850 was added to the lease in fiscal year 1999. This asset was fully depreciated at September 29, 2001 and is included in the Engineering and Manufacturing Equipment category of the
   Company's equipment and leasehold improvements.   The lease term ended in
   fiscal year 2001 and the Company exercised a bargain purchase option to acquire the asset.


(11) Income Taxes

  The provision (benefit) for income taxes consists of the following:

                                             SEPTEMBER 29,               SEPTEMBER 30,
                                                 2001                        2000
  Current:
     Federal                                      $   -                    $(117,470)
     State                                            -                        3,235
                                               --------                    ---------

     Total current taxes                              -                     (114,235)
                                               --------                    ---------
Deferred:
     Federal                                    176,178                      231,446
     State                                      (18,678)                      56,165
                                               --------                    ---------
     Total deferred taxes                       157,500                      287,611
                                               --------                    ---------

     Total provision (benefit)                 $157,500                    $ 173,376
                                               ========                    =========

     The provisions (benefit) for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to losses before income taxes due to the following:

                                                          SEPTEMBER 29,                  SEPTEMBER 30,
                                                               2001                         2000
Tax benefit at U.S. statutory rate                         $(1,532,243)                  $ (532,759)
State income taxes,
  net of federal benefit                                       (10,350)                      39,204
Other                                                         (120,822)                    (147,352)
Prior year under accrual                                             -                     (156,765)
Transfer of long-term liability to deferred tax                      -                     (359,229)
 asset
Increase in valuation allowance                              1,820,915                    1,330,277
                                                           -----------                   ----------

          Total provision                                  $   157,500                   $  173,376
                                                           ===========                   ==========

     Deferred income taxes consist of the following:

                                                              SEPTEMBER 29,                SEPTEMBER 30,
                                                                   2001                        2000
NOL Carryforward                                               $ 2,628,496                 $ 1,532,480
Goodwill                                                           178,041                      73,211
Inventory differences                                              981,866                     422,716
Warranty accruals                                                   22,405                      29,218
Payroll related accruals                                            11,963                      25,875
Tax credits                                                         61,805                     181,232
Other                                                              172,645                     129,074
                                                               -----------                 -----------
    Total                                                        4,057,221                   2,393,806
    Less:  valuation allowance                                  (4,057,221)                 (2,236,306)
                                                               -----------                 -----------
         Total                                                 $         -                 $   157,500
                                                               ===========                 ===========


   The valuation allowance relates to uncertainty with respect to the Company's ability to realize its deferred tax assets. The change in the valuation allowance was $1,820,915 and $1,330,277 in fiscal years 2001 and 2000, respectively.

   Refundable income taxes represent estimated refunds from the Federal government from carryback claims. All refunds from 1999 were received in fiscal year 2000. Additionally the Company received a refund in fiscal year 2000 related to prior years, which was recorded as a current benefit.


   As of September 29, 2001 the Company has available tax loss carryforwards for federal income tax purposes of approximately $6,200,000, which expire in 2020. The Company also has available tax loss carryfowards for state income tax purposes of approximately $8,100,000, which expire in 2005.


(12) Employee Benefit Plans

   The Company has a qualified, contributory, trusteed profit sharing plan covering substantially all employees. The Company's policy is to fund contributions as they are accrued. The contributions are allocated based on the employee's proportionate share of total compensation. The Company's contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2001 and 2000. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant's contributions to the plan. The Company's matching contributions were $31,375 and $36,091 in 2001 and 2000, respectively.

   The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company's performance as defined by the plan. No bonuses were earned and accrued under the plan in 2001 or 2000.

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

   At September 29, 2001 and September 30, 2000, the Company was contingently liable under open standby letters of credit totaling $137,000 and $20,879, respectively. These letters of credit were issued in the ordinary course of business to secure the Company's performance under contracts with its customers. A cash collateral deposit held by the Company's lender secures the letters of credit outstanding at September 29, 2001. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been exercised. The Company does not expect to incur any loss associated with these letters of credit.

   As of September 29, 2001, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions, and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.


(14) MAJOR CUSTOMERS AND EXPORT SALES

   In fiscal year 2001, the Company had two customers, representing 48% (32% and 16%) of net sales. In fiscal year 2000, the Company had two customers, representing 41% (21% and 20%) of net sales.

     A breakdown of net sales is as follows:

                                   SEPTEMBER 29,             SEPTEMBER 30,
                                       2001                       2000

     Domestic                       $  715,385                 $2,446,083
     Foreign                         3,549,204                  3,128,025
                                    ----------                 ----------
Total Sales                         $4,264,589                 $5,574,108
                                    ==========                 ==========

     A summary of foreign sales by geographic area follows:

                                   SEPTEMBER 29,            SEPTEMBER 30,
                                       2001                     2000
  North America
   (excluding the U.S.)                5.7%                     3.9%
  Central and South America           20.0%                     8.3%
  Europe                               5.9%                    22.0%
  Mid-East and Africa                 65.8%                    55.1%
  Far East                             2.6%                    10.7%

Selected Quarterly Financial Data (Unaudited)


     For the years ended September 29, 2001 and September 30, 2000:


                                 FIRST QUARTER     SECOND QUARTER   THIRD QUARTER     FOURTH QUARTER
      Fiscal Year 2001         December 30, 2000   MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 29, 2001
-----------------------------  ------------------  ---------------  --------------  -------------------

Net sales                             $1,320,917       $  779,297     $   254,257           $1,910,118
Gross profit                             897,279          371,038      (1,615,051)           1,175,654
Net (loss) income                       (602,684)        (870,646)     (3,366,864)             177,584

Net (loss) income per share
 Basic                                $    (0.46)      $    (0.66)    $     (2.55)          $     0.13
 Diluted                              $    (0.46)      $    (0.66)    $     (2.55)          $     0.13



                                 FIRST QUARTER     SECOND QUARTER   THIRD QUARTER     FOURTH QUARTER
Fiscal Year 2000                January 1, 2000    APRIL 1, 2000    JULY 1, 2000    SEPTEMBER 30, 2000
-----------------------------  -----------------   --------------   -------------   ------------------

Net sales                             $2,253,403       $1,381,050     $   744,010           $1,195,645
Gross profit                           1,443,068          678,906         310,449              765,252
Net (loss) income                        106,687         (418,109)       (703,517)            (725,375)

Net (loss) income per share
 Basic                                $      .08       $     (.32)    $      (.54)          $     (.57)
 Diluted                              $      .08       $     (.32)    $      (.54)          $     (.57)


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Technical Communications
Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries, as of September 29, 2001 and September 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Boston, Massachusetts
November 1, 2001 (except for the second paragraph of Note 9, as to which the date is December 27, 2001)

TECHNICAL COMMUNICATIONS CORPORATION                             SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
                                                 Balance at              Additions   Deductions  Balance at
                                                  BEGINNING              CHARGED TO     FROM        END
                                                   OF YEAR                EXPENSE     RESERVES    OF YEAR
  Allowance for doubtful accounts:

Year Ended September 29, 2001                     $70,000                    --        55,000     $15,000

Year Ended September 30, 2000                     $70,000                    --            --     $70,000




 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE TO
                     THE CONSOLIDATED FINANCIAL STATEMENTS


Board of Directors
Technical Communications Corporation


In connection with our audits of the consolidated financial statements of Technical Communications Corporation referred to in our report dated November 1, 2001, (except for the second paragraph of Note 9, as to which the date is December 27, 2001), which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited
Schedule II as it relates to the years ended September 29, 2001 and September 30, 2000. In our opinion, this schedule presents fairly, in all material respects, the financial data as of and for the years ended September 29, 2001 and September 30, 2000, required to be set forth therein.


/s/ Grant Thornton LLP

Boston, Massachusetts
November 1, 2001