Form 10QSB
period 2001-12-29
TECHNICAL COMMUNICATIONS CORP
filed 2002-02-12
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------  Exchange Act of 1934 for the quarterly period ended December 29, 2001 or


        Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934 for the transition period ____________________ to
        _______________________


        Commission File Number:  0-8588


                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-2295040
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                          01742-2892
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (zip code)


Registrant's telephone number, including area code: (978) 287-5100
                                                    ----------------


                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No  _______
                                        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of January 25, 2002: 1,330,185.

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I    Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets,
          as of December 29, 2001 (unaudited) and September 29, 2001                        1


          Condensed Consolidated Statements of Operations,
          Three (3) months ended December 29, 2001 and December 30, 2000 (unaudited),       2

          Condensed Consolidated Statements of Cash Flows,
          Three (3) months ended December 29, 2001 and December 30, 2000 (unaudited),       3


          Notes to Condensed Consolidated Financial Statements                              4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                              6


PART II   Other Information                                                                 8


          Signatures                                                                        9

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                     December 29, 2001      September 29, 2001
                                                                     -----------------      ------------------
                                                                       (unaudited)
Assets
------
Current Assets:
   Cash and cash equivalents                                            $   918,226            $ 1,618,915
   Accounts receivable - trade, less allowance for doubtful
      accounts of $70,000 and $15,000, respectively                         785,171                 67,232
   Inventories                                                            1,198,573              1,261,608
   Other current assets                                                     345,658                355,837
                                                                        -----------            -----------
              Total current assets                                        3,247,628              3,303,592
                                                                        -----------            -----------


Equipment and leasehold improvements                                      4,934,943              4,921,498
   Less: accumulated depreciation and amortization                        4,626,880              4,570,459
                                                                        -----------            -----------
                                                                            308,063                351,039
                                                                        -----------            -----------


                                                                        $ 3,555,691            $ 3,654,631
                                                                        ===========            ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable                                                     $   135,669            $   231,208
   Accrued liabilities
      Compensation and related expenses                                     168,588                111,381
      Other                                                                 543,820                635,070
                                                                        -----------            -----------
              Total current liabilities                                     848,077                977,659
                                                                        -----------            -----------


Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued 1,330,185 shares
     and 1,323,328 shares                                                   133,019                132,333
   Treasury stock at cost, 232 shares                                        (1,934)                (1,934)
   Additional paid-in capital                                             1,371,976              1,365,600
   Retained earnings                                                      1,204,553              1,180,973
                                                                        -----------            -----------
              Total stockholders' equity                                  2,707,614              2,676,972
                                                                        -----------            -----------

                                                                        $ 3,555,691            $ 3,654,631
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

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                     Three Months Ended
                                                                     ------------------
                                                        December 29, 2001         December 30, 2000
                                                        -----------------         -----------------
Net sales                                                   $ 1,318,357               $ 1,320,917
Cost of sales                                                   501,524                   423,638
                                                            -----------               -----------
            Gross profit                                        816,833                   897,279

Operating expenses:
    Selling, general and
         administrative expenses                                496,638                 1,215,668
    Product development costs                                   309,889                   240,976
                                                            -----------               -----------
           Total operating expenses                             806,527                 1,456,644
                                                            -----------               -----------

Operating income (loss)                                          10,306                  (559,365)
                                                            -----------               -----------

Other income (expense):
    Interest income                                               7,224                    35,843
    Interest expense                                               (369)                     (532)
    Other                                                         6,419                   (78,630)
                                                            -----------               -----------
           Total other income (expense):                         13,274                   (43,319)
                                                            -----------               -----------

 Income (loss) before income taxes                               23,580                  (602,684)

 Provision for income taxes                                           -                         -
                                                            -----------               -----------

 Net income (loss)                                          $    23,580               $  (602,684)
                                                            ===========               ===========

 Net income (loss) per common share:
    Basic                                                   $       .02               $     (0.46)
    Diluted                                                 $       .02               $     (0.46)

 Weighted average common shares outstanding
 used in computation:
    Basic                                                     1,327,542                 1,304,558
    Diluted                                                   1,335,110                 1,304,558


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                       December 29, 2001          December 30, 2000
                                                                                       -----------------          -----------------
Operating Activities:
  Net income (loss)                                                                      $    23,580                $  (602,684)

  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                                           56,421                    131,450
      Non-cash compensation                                                                        -                        300

  Changes in assets and liabilities:
   Accounts receivable                                                                      (717,939)                  (588,932)
   Inventories                                                                                63,035                    (46,086)
   Other current assets                                                                       10,179                    (21,673)
   Accounts payable and other accrued liabilities                                           (129,582)                   (57,078)
                                                                                         -----------                -----------

           Net cash used by operating activities                                            (694,306)                (1,184,703)
                                                                                         -----------                -----------

Investing Activities:
   Additions to equipment and leasehold improvements                                         (13,445)                   (34,900)
                                                                                         -----------                -----------

           Net cash used by investing activities                                             (13,445)                   (34,900)
                                                                                         -----------                -----------

Financing Activities:
   Proceeds from stock issuance                                                                7,062                     24,976
                                                                                         -----------                -----------

           Net cash provided by financing activities                                           7,062                     24,976
                                                                                         -----------                -----------

   Net decrease in cash and cash equivalents                                                (700,689)                (1,194,627)

Cash and cash equivalents at beginning of the period                                       1,618,915                  3,121,617
                                                                                         -----------                -----------

Cash and cash equivalents at the end of the period                                       $   918,226                $ 1,926,990
                                                                                         ===========                ===========


Supplemental Disclosures:

   Interest paid                                                                         $       246                $       532
   Income taxes paid                                                                           2,975                      3,256


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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-Q. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 29, 2001 as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 1.     Inventories
------      -----------
            Inventories consisted of the following:

                                                December 29, 2001             September 29, 2001
                                                -----------------             ------------------
                  Finished Goods                      $    52,950                    $   140,962
                  Work in Process                         666,348                        493,947
                  Raw Materials                           479,275                        626,699
                                                      -----------                    -----------
                                                      $ 1,198,573                    $ 1,261,608
                                                      ===========                    ===========

NOTE 2.     Line of Credit
------      --------------

The Company has a $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (5.25% at December 29, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $1,651,000 at December 29, 2001 and increasing over time based on certain criteria. The agreement also contains a rolling six month EBIT requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances and the line of credit matures in December 2002. There were no outstanding borrowings during the quarter.

NOTE 3.     Liquidity Matters
------      -----------------

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

          -------------------------------------------------------------

NOTE 4.      Major Customers and Export Sales
------       --------------------------------

          During the quarter ended December 29, 2002, the Company had four customers, representing 80% (16%, 15%, 15% and 11%) of net sales. During the quarter ended December 30, 2001, the Company had two customers, representing 66% (52% and 14%) of net sales.

          A breakdown of net sales is as follows:

                                                             December 29,           December 30,
                                                                 2001                   2000
                                                                 ----                   ----
                  Domestic                                   $   379,258            $   199,985
                  Foreign                                        939,099              1,120,932
                                                             -----------            -----------
                       Total sales                           $ 1,318,257            $ 1,320,917
                                                             ===========            ===========

         A summary of foreign sales by geographic area follows:

                                                                 December 29,       December 30,
                                                                     2001               2000
                                                                     ----               ----
            North America
                  (excluding the U.S.)                               2.1%                  10.2%
            Central and South America                               22.1%                  61.6%
            Europe                                                   1.0%                    .8%
            Mid-East and Africa                                     44.2%                  26.0%
            Far East                                                30.6%                   1.4%

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANK. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001 AND THIS FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 2001.

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

Three Months ended December 29, 2001 as compared to the Three Months ended
--------------------------------------------------------------------------
December 30, 2000
-----------------

The Company showed net income of $24,000 for the first quarter of fiscal 2002 as compared to a net loss of $603,000 for the same period in fiscal 2001. This increase in profitability is primarily attributable to the significant decrease in selling, general and administrative expenses.

Net sales for the quarter ended December 29, 2001 and December 30, 2000, were $1,318,000 and $1,321,000, respectively. Gross profit for the first quarter of fiscal 2002 was $817,000 as compared to gross profit of $897,000 for the same period of fiscal 2001. This represented a decrease in gross profit of 9% for the quarter. Gross profit expressed as a percentage of sales was 62% in 2002 as compared to 68% for the same period in fiscal 2001. These decreases were primarily attributable to lower margin sales in fiscal 2002.

Selling, general and administrative expenses for the first quarter of fiscal 2002 were $497,000 and $1,216,000 for the same quarter in fiscal 2001. This decrease of 59% was primarily attributable to $246,000 reduction in general and administrative expenses and a reduction of $473,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $42,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $113,000 associated with a restructuring program and the related workforce reductions. In addition the write-off of amortizable assets in fiscal 2001 has resulted in a reduction of $58,000 in amortization expense in the current fiscal quarter.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $152,000. The decrease also included a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $65,000. During the first quarter of fiscal 2001 the Company developed a major proposal, a marketing study and a market research project. These efforts were not repeated in fiscal 2002 and resulted in lower expenditures of $231,000 in the current fiscal quarter.

Product development costs for the quarter ended December 29, 2001 were $310,000 compared to $241,000 for the same period in fiscal 2001. This increase of 29% was attributable to a shift away from billable product development in fiscal 2002, which increased product development cost in fiscal 2002 by approximately $160,000. This was offset by a decrease associated with a reduced headcount of approximately $82,000.

Recent Accounting Pronouncement
-------------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased by $701,000 or 43% to $918,000 as of December 29, 2001, from a balance of $1,619,000 at September 29, 2001. This decrease was primarily due to an increase of accounts receivable and a decrease in accounts payable and accrued expenses, which were partially offset by non-cash adjustments and a reduction in, inventories.

The Company has a $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (5.25% at December 29, 2001). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $1,651,000 at December 29, 2001 and increasing over time based on certain criteria. The agreement also contains a rolling six month EBIT requirement. The amount of borrowings is limited to a percentage of certain accounts receivable balances and the line of credit matures in December 2002. There were no outstanding borrowings during the quarter.

As of December 29, 2001, the Company has two outstanding standby letters of credit amounting to $137,000, which are secured by compensating cash collateral.

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

                                         TECHNICAL COMMUNICATIONS CORPORATION
                                         ------------------------------------
                                                     (Registrant)




February 11, 2002                        By:  /s/ Carl H. Guild, Jr.
-----------------                            -----------------------------------
Date                                         Carl H. Guild, Jr., President and
                                               Chief Executive Officer

February 11, 2002                        By:  /s/ Michael P. Malone
-----------------                            -----------------------------------
Date                                         Michael P. Malone, Chief Financial
                                               Officer