Form 10QSB
period 2002-03-30
TECHNICAL COMMUNICATIONS CORP
filed 2002-05-14
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934 for the quarterly period ended March 30, 2002 or

---   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period            to
                                                    -----------    -------------
      Commission File Number:  0-8588


                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-2295040
----------------------------             ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                          01742-2892
------------------------------           ---------------------------------------
   (Address of principal                               (zip code)
     executive offices)

Registrant's telephone number, including area code:    (978) 287-5100
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

                      Yes   X          No
                         -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 3, 2002: 1,332,953.

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I    Financial Information

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets,
          as of March 30, 2002 (unaudited) and September 29, 2001                         1

          Condensed Consolidated Statements of Operations,
          Three (3) months ended March 30, 2002 and March 31, 2001 (unaudited),           2

          Condensed Consolidated Statements of Operations,
          Six (6) months ended March 30, 2002 and March 31, 2001 (unaudited),             3

          Condensed Consolidated Statements of Cash Flows,
          Six (6) months ended March 30, 2002 and March 31, 2001 (unaudited),             4

          Notes to Condensed Consolidated Financial Statements                            5

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations.                                                      8

PART II   Other Information                                                              12

          Signatures                                                                     13

          PART I. Financial Information - Item 1. Financial Statements
              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                            March 30, 2002    September 29, 2001
                                            --------------    ------------------
                                               (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                  $   541,135           $ 1,618,915
   Accounts receivable - trade, less
      allowance for doubtful accounts
      of $70,000 and $15,000,
      respectively                                792,935                67,232

   Inventories                                  1,198,679             1,261,608
   Other current assets                           346,009               355,837
                                              -----------          ------------
              Total current assets              2,878,758             3,303,592
                                              -----------          ------------

Equipment and leasehold improvements            4,932,074             4,921,498
   Less:  accumulated depreciation and
   amortization                                 4,679,986             4,570,459
                                              -----------          ------------
                                                  252,088               351,039
                                              -----------          ------------

                                              $ 3,130,846          $  3,654,631
                                              ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                           $   171,876          $    231,208
   Accrued liabilities
      Compensation and related expenses           156,964               111,381
      Other                                       553,287               635,070
                                              -----------          ------------
              Total current liabilities           882,127               977,659
                                              -----------          ------------

Stockholders' Equity:
   Common stock, par value $.10 per share;
     authorized 3,500,000 shares; issued
     1,333,185 shares and 1,323,328 shares        133,319               132,333

   Treasury stock at cost, 232 shares              (1,934)               (1,934)
   Additional paid-in capital                   1,371,706             1,365,600
   Retained earnings                              745,628             1,180,973
                                               ----------           ------------
              Total stockholders' equity        2,248,719             2,676,972
                                               -----------          -----------

                                               $3,130,846           $ 3,654,631
                                               ==========           ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                  ------------------
                                        March 30, 2002            March 31, 2001
                                        --------------            --------------
Net sales                                  $   714,310               $  779,297
Cost of sales                                  256,080                  408,259
                                           -----------               ----------
            Gross profit                       458,230                  371,038

Operating expenses:
    Selling, general and
         administrative expenses               510,178                  936,184
    Product development costs                  409,389                  329,603
                                           -----------               ----------
           Total operating expenses            919,567                1,265,787
                                           -----------               ----------

Operating loss                                (461,337)                (894,749)
                                           -----------               ----------
Other income (expense):
    Interest income                              2,869                   18,641
    Interest expense
                                                  (367)                    (537)
    Other                                          (90)                   5,999
                                            ----------               ----------
           Total other income                    2,412                   24,103
                                            ----------               ----------

Loss before income taxes                      (458,925)                (870,646)

Provision for income taxes                           -                        -
                                            ----------               ----------
Net loss                                    $ (458,925)              $ (870,646)
                                            ==========               ==========

Net loss per common share:
    Basic                                   $    (0.35)              $    (0.66)
    Diluted                                 $    (0.35)              $    (0.66)

Weighted average common shares
    outstanding used in computation:
    Basic                                    1,331,502                1,314,182
    Diluted                                  1,331,502                1,314,182



The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                     Six Months Ended
                                          -------------------------------------
                                          March 30, 2002          March 31, 2001
                                          --------------          --------------
Net sales                                  $ 2,032,667              $ 2,100,214
Cost of sales                                  757,604                  831,811
                                           -----------              -----------
            Gross profit                     1,275,063                1,268,403

Operating expenses:
     Selling, general and
         administrative expenses             1,006,816                2,151,938
     Product development costs                 719,278                  570,579
                                           -----------              -----------
           Total operating expenses          1,726,094                2,722,517
                                           -----------              -----------

Operating loss                                (451,031)              (1,454,114)
                                           -----------              -----------

Other income (expense):
    Interest income                             10,093                   54,484
    Interest expense                              (736)                  (1,069)
    Other                                        6,329                  (72,631)
                                           -----------              -----------

           Total other income (expense)         15,686                  (19,216)
                                           -----------              -----------

Loss before income taxes                      (435,345)              (1,473,330)

Provision for income taxes                           -                        -
                                           -----------              -----------
Net loss                                   $  (435,345)             $(1,473,330)
                                           ===========              ===========

Net loss per common share:
    Basic                                      $ (0.33)                 $ (1.14)
    Diluted                                    $ (0.33)                 $ (1.14)

Weighted average common shares
    outstanding used in computation:
    Basic                                    1,329,522                1,297,876
    Diluted                                  1,329,522                1,297,876



The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended
                                                                  -----------------
                                                           March 30,2002      March 31,2001
                                                           -------------      -------------
Operating Activities:
Net loss                                                    $ (435,345)       $ (1,473,330)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

      Depreciation and amortization                            109,527             261,625
      Non-cash compensation                                          -              24,789

Changes in assets and liabilities:
   Accounts receivable                                        (725,703)           (599,644)
   Inventories                                                  62,929              73,230
   Other current assets                                          9,828              (1,924)
   Accounts payable and other accrued liabilities              (95,532)            (82,470)
                                                            ----------         -----------
           Net cash used by operating activities            (1,074,296)         (1,797,724)
                                                            -----------        -----------

Investing Activities:
   Additions to equipment and leasehold improvements           (10,576)            (41,338)
                                                            ----------         -----------

           Net cash used by investing activities               (10,576)            (41,338)
                                                            ----------         -----------
Financing Activities:
   Proceeds from stock issuance                                  7,092              24,976
                                                            ----------         -----------

           Net cash provided by financing activities             7,092              24,976
                                                            ----------         -----------

   Net decrease in cash and cash equivalents                (1,077,780)         (1,814,086)

Cash and cash equivalents at beginning of the period         1,618,915           3,121,617
                                                            ----------         -----------

Cash and cash equivalents at the end of the period          $  541,135        $  1,307,531
                                                            ==========         ===========
Supplemental Disclosures:

   Interest paid                                             $     614        $      1,069
   Income taxes paid                                             2,975               3,256

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-QSB. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 29, 2001 as filed with the Securities and Exchange Commission on Form 10-KSB.

NOTE 1.  Inventories

         Inventories consisted of the following:


                                       March 30, 2002       September 29, 2001
                                       --------------       ------------------
               Finished Goods            $    196,099            $     140,962
               Work in Process                572,642                  493,947
               Raw Materials                  429,938                  626,699
                                           ----------              -----------
                                          $ 1,198,679             $  1,261,608
                                            =========               ==========

NOTE 2.  Line of Credit

The Company has a $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (5.25% at March 30, 2002). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $1,676,000 at March 30, 2002 and increasing over time based on certain criteria. The agreement also contains a rolling six month EBIT requirement. At March 30, 2002 the Company was in violation of its rolling six month EBIT covenant. The Company is currently negotiating with Coast to obtain a waiver of this violation. The amount of borrowings is limited to a percentage of certain accounts receivable balances and the line of credit matures in December 2002. There were no outstanding borrowings during the quarter.

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

The Company has incurred losses year to date as well as in recent years. Recent revenue levels have been lower than management's expectation, which has resulted in a reduction in liquidity at March 30, 2002, and has caused a violation of a covenant of its line of credit at March 30, 2002. As a result, the Company has used, and expects to continue to use, cash and cash equivalents to fund its operations. Additionally, if a waiver cannot be obtained from Coast, the Company will be dependent on the cash generated from operations to meet its working capital needs. The Company believes there is currently sufficient cash and cash equivalents to meet its working capital needs for at least the remainder of the fiscal year. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to increase sales, to succeed in its future operations and to maintain its financing with Coast or another lender. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Company be unable to continue funding its operations.

     Management has taken significant steps to streamline its operations and will continue to do so as the situation warrants. These steps have included reducing headcount, and other expenses and limiting capital expenditures. But, in order to achieve and sustain profitability and to get to positive cash flow from operations, the Company must grow its revenue. It is uncertain as to whether or when this will occur. Management believes, based on its understanding of the marketplace, that future sales will occur in a sufficient manner to allow the Company to continue as a viable business. However, if there are no improvements in the business or the economy worsens, the Company may need to take further actions, including further reductions of headcount, curtailing employee benefits and/or downsizing its facilities in order to reduce its working capital requirements.

NOTE 4.  Major Customers and Export Sales

     During the six months ended March 30, 2002, the Company had three customers, representing 47% (22%, 15% and 10%) of net sales. During the six months ended March 31, 2001, the Company had two customers, representing 45% (33% and 12%) of net sales.

     A breakdown of net sales is as follows:

                                     March 30, 2002                  March 31, 2001
                              --------------------------       ------------------------
                              3 Months         6 Months        3 Months        6 Months
                               --------         --------        --------        --------
        Domestic             $   66,253      $   445,511      $   79,740     $   279,724
        Foreign                 648,057        1,587,156         699,557       1,820,490
                             ----------      -----------      ----------     -----------
        Total sales          $  714,310      $ 2,032,667      $  779,297     $ 2,100,214
                             ==========      ===========      ==========     ===========

     A summary of foreign sales by geographic area follows:

                                              March 30, 2002                   March 31, 2001
                                       ------------------------       --------------------------
                                       3 Months        6 Months       3 Months          6 Months
                                        --------        --------       --------          --------
        North America
        (excluding the U.S.)               0.0%            1.2%          12.0%            10.8%
        Central and South America          1.2%           13.6%           1.1%            38.4%
        Europe                            20.6%            9.0%           3.6%             1.9%
        Mid-East and Africa               76.7%           57.5%          75.6%            45.1%
        Far East                           1.5%           18.7%           7.7%             3.8%

NOTE 5.  Loss Per Share

     Outstanding potentially dilutive stock options which were not included in the loss per share calculations at March 30, 2002 and March 31, 2001, were as follows: 354,369 and 274,069 respectively.

                           FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO RENEGOTIATE ITS LINE OF CREDIT WITH ITS BANK. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001, THE FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 2001 AND THIS FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2002.


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

                Three Months ended March 30, 2002 as compared to
                     the Three Months ended March 31, 2001

The Company showed a net loss of $459,000 for the second quarter of fiscal 2002 as compared to a net loss of $871,000 for the same period in fiscal 2001. This increase in profitability is primarily attributable to the significant decrease in selling, general and administrative expenses.

Net sales for the quarter ended March 30, 2002 and March 31, 2001, were $714,000 and $779,000, respectively. Gross profit for the second quarter of fiscal 2002 was $458,000 as compared to gross profit of $371,000 for the same period of fiscal 2001. This represented an increase in gross profit of 23% for the quarter. Gross profit expressed as a percentage of sales was 64% in 2002 as compared to 48% for the same period in fiscal 2001. These increases were primarily attributable to higher margin sales in fiscal 2002.

Selling, general and administrative expenses for the second quarter of fiscal 2002 were $510,000 and $936,000 for the same quarter in fiscal 2001. This decrease of 46% was primarily attributable to $163,000 reduction in general and administrative expenses and a reduction of $263,000 in selling and marketing costs.

The decrease in general and administrative costs were substantially attributable to a $29,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $63,000 associated with a restructuring program and the related workforce reductions. In addition, the write-off of amortizable assets in fiscal 2001 has resulted in a reduction of $58,000 in amortization expense in the current fiscal quarter.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $82,000. The decrease also included a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $ 45,000. During the second quarter of fiscal 2001 the Company developed a major proposal and conducted a marketing study. These efforts were not repeated in fiscal 2002 and resulted in lower expenditures of approximately $101,000 in the current fiscal quarter.

Product development costs for the quarter ended March 30, 2002 were $409,000 compared to $330,000 for the same period in fiscal 2001. This increase of 24% was attributable to a shift away from billable product development in fiscal 2002, which increased product development cost in fiscal 2002 by approximately $180,000. This was offset by a decrease associated with a reduced headcount and consultants of approximately $103,000.

                 Six Months ended March 30, 2002 as compared to
                      the Six Months ended March 31, 2001

The Company showed a net loss of $435,000 for the six months ended March 30, 2002 as compared to a net loss of $1,473,000 for the same period in fiscal 2001. This increase in profitability is primarily attributable to the significant decrease in selling, general and administrative expenses.

Net sales for the six months ended March 30, 2002 and March 31, 2001, were $2,033,000 and $2,100,000, respectively. Gross profit for the six months ended March 30, 2002 was $1,275,000 as compared to gross profit of $1,268,000 for the same period of fiscal 2001. Gross profit expressed as a percentage of sales was 63% and 60%, for fiscal 2002 and 2001, respectively. The increase in gross profit was primarily attributable to slightly higher margin sales in fiscal 2002.

Selling, general and administrative expenses for the six months ended March 30, 2002 were $1,007,000 and $2,152,000 for the same period in fiscal 2001. This decrease of 53% was primarily attributable to $410,000 reduction in general and administrative expenses and a reduction of $735,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $64,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $170,000 associated with a restructuring program and the related workforce reductions. In addition, the write-off of amortizable assets in fiscal 2001 has resulted in a reduction of approximately $117,000 in amortization expense in the current fiscal quarter.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $232,000. The decrease also included a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $99,000. During fiscal 2001 the Company developed a major proposal, conducted a marketing study and a market research project. These efforts were not repeated in fiscal 2002 and resulted in lower expenditures of approximately $344,000 in the current fiscal quarter.

Product development costs for the six months ended March 30, 2002 were $719,000 compared to $571,000 for the same period in fiscal 2001. This increase of 26% was attributable to a shift away from billable product development in fiscal 2002, which increased product development cost in fiscal 2002 by approximately $387,000. This was offset by a decrease associated with a reduced headcount and consultants of approximately $234,000.

Recent Accounting Pronouncement

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,078,000 or 67% to $541,000 as of March 30, 2002, from a balance of $1,619,000 at September 29, 2001. This decrease was primarily due to an increase of accounts receivable and a decrease in accounts payable and accrued expenses, which were partially offset by non-cash adjustments and a reduction in inventories.

The Company has a $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carries an interest rate of prime plus 1/2% (5.25% at March 30, 2002). This revolving line of credit is collateralized by substantially all the assets of the Company and requires no compensating balances. There are financial covenants associated with the line, which call for a minimum net tangible worth of $1,676,000 at March 30, 2002 and increasing over time based on certain criteria. The agreement also contains a rolling six month EBIT requirement. At March 30, 2002 the Company was in violation of its rolling six month EBIT covenant. The Company is currently negotiating with Coast to obtain a waiver of this violation. The amount of borrowings is limited to a percentage of certain accounts receivable balances and the line of credit matures in December 2002. There were no outstanding borrowings during the quarter.

As of March 30, 2002, the Company has four outstanding standby letters of credit amounting to $182,000, which are secured by compensating cash collateral.

The Company's revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company's operations, however the Company has some ability to mitigate this effect through further cost cutting measures. The Company believes there is currently sufficient cash and cash equivalents to meet its working capital needs for at least the remainder of the year.

We have incurred losses year to date as well as in recent years. This, accompanied by the recent economic downturn and the slowdown of capital spending, has resulted in lower sales volume, which has required the Company to continue utilizing significant amounts of cash and cash equivalents to fund operations.

We have reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to get to positive cash flow from operations, the Company must grow its revenue. It is uncertain as to whether or when this will occur.

Assuming that Company can execute on its current plans to grow revenue, and the business climate for spending does not worsen, we believe that with the cash generated from operations and the current cash and cash equivalents, that the Company will have sufficient resources to meet its working capital requirements for at least the next twelve months. However, if there are no recoveries or improvements in the business or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.

Additionally, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should the Company be unable to continue funding its operations.

To date, inflation has not had a material impact on our financial results.

                           PART II.  Other Information

Item 1.    Legal Proceedings:

           There are no current matters pending.

Item 2.    Changes in Securities and Use of Proceeds:

           Not applicable.


Item 3.    Defaults Upon Senior Securities:

           Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders:

           The Annual Meeting of Stockholders of the Company was held on February 11, 2002. The meeting was conducted for the purpose of (i) electing two Class II Directors to serve for a term of three years;
           (ii) ratifying the adoption of the Company's 2001 Stock Option Plan and (iii) ratifying the election of the Company's independent auditors.

                      The ratification of the election of two (2) Class II Directors was approved with 1,151,099 votes in favor, 100,706 votes withheld and 1,132,016 votes in favor, 119,789 votes withheld respectively.

                      The ratification of the adoption of the Company's 2001 Stock Option Plan was approved with 1,017,552 votes in favor and 136,328 votes against and 97,925 votes abstaining.

                      The ratification of the Company's auditors was approved with 1,227,733 votes in favor, 11,147 votes against and 12,925 votes abstaining.


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

                                            TECHNICAL COMMUNICATIONS CORPORATION
                                            ------------------------------------
                                                      (Registrant)




May 13, 2002      By:  /s/ Carl H. Guild, Jr.
------------           --------------------------------
Date                   Carl H. Guild, Jr., President and Chief
                        Executive Officer

May 13, 2002      By:  /s/ Michael P. Malone
------------           --------------------------------
Date                   Michael P. Malone, Chief Financial Officer