Form 10QSB
period 2002-06-29
TECHNICAL COMMUNICATIONS CORP
filed 2002-08-13
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2002 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the
     transition period                    to
                       ------------------    -----------------------

     Commission File Number: 0-8588


                      TECHNICAL COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                  04-2295040
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


100 Domino Drive, Concord, MA                          01742-2892
--------------------------------------------------------------------------------
(Address of principal executive offices)              (zip code)


Registrant's telephone number, including area code:    (978) 287-5100
                                                       ----------------


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 2, 2002: 1,332,953.

                                      INDEX

                                                                          Page
                                                                          ----

PART I          Financial Information

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets,
                as of June 29, 2002 (unaudited) and
                September 29, 2001                                           1

                Condensed Consolidated Statements of Operations,
                Three (3) months ended June 29, 2002 and
                June 30, 2001 (unaudited),                                   2

                Condensed Consolidated Statements of Operations,
                Nine (9) months ended June 29, 2002 and
                June 30, 2001 (unaudited),                                   3

                Condensed Consolidated Statements of Cash Flows,
                Nine (9) months ended June 29, 2002 and
                June 30, 2001 (unaudited),                                   4

                Notes to Condensed Consolidated Financial Statements         5


Item 2.         Management's Discussion and Analysis of Financial

                Condition and Results of Operations.                         8



PART II         Other Information                                           12

                Signatures                                                  13

          PART I. Financial Information - Item 1. Financial Statements

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                    June 29, 2002    September 29, 2001
                                                                    -------------    ------------------
                                                                     (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                                        $   648,063          $ 1,618,915
   Accounts receivable - trade, less allowance for doubtful
      accounts of $70,000 and $15,000, respectively                      95,790               67,232
   Inventories                                                        1,264,265            1,261,608
   Other current assets                                                 275,099              355,837
                                                                    -----------          -----------
              Total current assets                                    2,283,217            3,303,592
                                                                    -----------          -----------


Equipment and leasehold improvements                                  4,932,074            4,921,498
   Less:  accumulated depreciation and amortization                   4,717,024            4,570,459
                                                                    -----------          -----------
                                                                        215,050              351,039

                                                                    $ 2,498,267          $ 3,654,631
                                                                    ===========          ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                 $   176,310          $   231,208
   Accrued liabilities
      Compensation and related expenses                                 210,763              111,381
      Other                                                             526,311              635,070
                                                                    -----------          -----------
              Total current liabilities                                 913,384              977,659
                                                                    -----------          -----------


Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued 1,333,185 shares
     and 1,323,328 shares                                               133,319              132,333
   Treasury stock at cost, 232 shares                                    (1,934)              (1,934)
   Additional paid-in capital                                         1,371,706            1,365,600
   Retained earnings                                                     81,792            1,180,973
                                                                    -----------          -----------
              Total stockholders' equity                              1,584,883            2,676,972
                                                                    -----------          -----------

                                                                    $ 2,498,267          $ 3,654,631
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

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                               Three Months Ended
                                                                         ---------------------------------
                                                                         June 29, 2002       June 30, 2001
                                                                         -------------       -------------
Net sales                                                                $   519,799          $   254,257
Cost of sales                                                                313,734            1,869,308
                                                                         -----------          -----------
            Gross profit                                                     206,065           (1,615,051)

Operating expenses:
     Selling, general and
         administrative expenses                                             597,927              903,120
     Product development costs                                               273,310              703,209
                                                                         -----------          -----------
           Total operating expenses                                          871,237            1,606,329
                                                                         -----------          -----------

Operating loss                                                              (665,172)          (3,221,380)
                                                                         -----------          -----------

Other income (expense):
    Interest income                                                            1,651                7,786
    Interest expense                                                            (315)                (122)
    Other                                                                       --                  4,325
                                                                         -----------          -----------
           Total other income                                                  1,336               12,016
                                                                         -----------          -----------

 Loss before income taxes                                                   (663,836)          (3,209,364)

 Provision for income taxes                                                     --                157,500
                                                                         -----------          -----------

 Net loss                                                                $  (663,836)         $(3,366,864)
                                                                         ===========          ===========

 Net loss per common share:
    Basic                                                                $     (0.50)         $     (2.55)
    Diluted                                                              $     (0.50)         $     (2.55)

 Weighted average common shares outstanding used in computation:
    Basic                                                                  1,332,953            1,320,481
    Diluted                                                                1,332,953            1,320,481


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                        -------------------------------
                                                                        June 29, 2002        June 30, 2001
                                                                        -------------        -------------
Net sales                                                                $ 2,552,466          $ 2,354,471
Cost of sales                                                              1,071,337            2,701,121
                                                                         -----------          -----------
            Gross profit                                                   1,481,129             (346,650)

Operating expenses:
     Selling, general and
         administrative expenses                                           1,604,744            3,055,053
     Product development costs                                               992,588            1,273,788
                                                                         -----------          -----------
           Total operating expenses                                        2,597,332            4,328,841
                                                                         -----------          -----------

Operating loss                                                            (1,116,203)          (4,675,491)
                                                                         -----------          -----------

Other income (expense):
    Interest income                                                           11,744               62,905
    Interest expense
                                                                              (1,051)              (1,560)
    Other                                                                      6,329              (68,544)
                                                                         -----------          -----------
           Total other income (expense)                                       17,022               (7,199)
                                                                         -----------          -----------

 Loss before income taxes                                                 (1,099,181)          (4,682,690)

 Provision for income taxes                                                     --                157,500
                                                                         -----------          -----------

 Net loss                                                                $(1,099,181)         $(4,840,190)
                                                                         ===========          ===========

 Net loss per common share:
    Basic                                                                $     (0.83)         $     (3.73)
    Diluted                                                              $     (0.83)         $     (3.73)

 Weighted average common shares outstanding used in computation:
    Basic                                                                  1,330,666            1,298,561
    Diluted                                                                1,330,666            1,298,561



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended
                                                              ---------------------------------
                                                              June 29, 2002       June 30, 2001
                                                              -------------       -------------
Operating Activities:
Net loss                                                       $(1,099,181)         $(4,840,190)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
      Depreciation and amortization                                146,565              369,783
      Non-cash compensation                                           --                 31,741
      Deferred income taxes                                                             157,500
      Write-off of goodwill                                                             306,687
      Noncash inventory charges                                                       1,943,587

Changes in assets and liabilities:
   Accounts receivable                                             (28,558)             207,785
   Note receivable                                                    --               (659,590)
   Inventories                                                      (2,657)            (131,826)
   Other current assets                                             80,738             (143,320)
   Accounts payable and other accrued liabilities                  (64,275)              60,957
                                                               -----------          -----------

           Net cash used by operating activities                  (967,368)          (2,696,886)
                                                               -----------          -----------

Investing Activities:
   Additions to equipment and leasehold improvements               (10,576)             (44,955)
                                                               -----------          -----------

           Net cash used by investing activities                   (10,576)             (44,955)
                                                               -----------          -----------

Financing Activities:
   Proceeds from stock issuance                                      7,092               24,976
                                                               -----------          -----------

           Net cash provided by financing activities                 7,092               24,976
                                                               -----------          -----------

   Net decrease in cash and cash equivalents                      (970,852)          (2,716,865)

Cash and cash equivalents at beginning of the period             1,618,915            3,121,617
                                                               -----------          -----------

Cash and cash equivalents at the end of the period             $   648,063          $   404,752
                                                               ===========          ===========


Supplemental Disclosures:

   Interest paid                                               $     1,051          $     1,191
   Income taxes paid                                                 3,975                3,256


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         STATEMENT OF FAIR PRESENTATION

Interim Financial Statements: The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year.

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

NOTE 1.  Inventories

         Inventories are carried at the lower of cost or market and consisted of the following:

                                           June 29, 2002      September 29, 2001
                                           -------------      ------------------

                  Finished Goods              $  427,918           $  140,962
                  Work in Process                400,723              493,947
                  Raw Materials                  435,624              626,699
                                              ----------           ----------
                                              $1,264,265           $1,261,608
                                              ==========           ==========

NOTE 2.  Line of Credit

The Company has terminated its $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carried an interest rate of prime plus 1/2% (5.25% at June 29, 2002). This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were no outstanding borrowings during the quarter.

The Company has received a preliminary commitment from the Small Business Administration under their Export Working Capital Program for up $1,111,111. The Company is currently negotiating with a bank to implement this working capital line.

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

The Company has incurred losses year to date as well as in recent years. Recent revenue levels have been lower than management's expectation, which has resulted in a reduction in liquidity at June 29, 2002.

As a result, the Company has used, and expects to continue to use, cash and cash equivalents to fund its operations. The Company believes there is currently sufficient cash and cash equivalents to meet its working capital needs for at least the remainder of the fiscal year. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to increase sales, to succeed in its future operations and to obtain new financing with a lender. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, and classification and amounts of liabilities that might be necessary should Company be unable to continue funding its operations.

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

If business continues at the same level and we do not secure a new credit facility or no further actions are taken, the Company could run out of cash in early fiscal 2003.

NOTE 4.  Major Customers and Export Sales

         During the nine months ended June 30, 2002, the Company had two customers, representing 30% (18% and 12%) of net sales. During the nine months ended June 30, 2001, the Company had three customers, representing 50% (29%, 11% and 10%) of net sales.

         A breakdown of net sales is as follows:

                               June 29, 2002               June 30, 2001
                         3 Months       9 Months       3 Months       9 Months
                         --------      ----------      --------      ----------

        Domestic         $347,730         793,241      $222,154      $  501,878
        Foreign           172,069       1,759,225        32,103       1,852,593
                         --------      ----------      --------      ----------
        Total sales      $519,799      $2,552,466      $254,257      $2,354,471
                         ========      ==========      ========      ==========

         A summary of foreign sales by geographic area follows:

                                       June 29, 2002            June 30, 2001
                                   3 Months    9 Months      3 Months   9 Months
                                   --------    --------      --------   --------
        North America
        (excluding the U.S.)          0.1%        1.1%          0.0%      10.7%
        Central and South America    33.5%       15.5%          0.0%      37.7%
        Europe                       15.3%        9.6%         13.5%       2.1%
        Mid-East and Africa           5.7%       52.4%         20.5%      44.6%
        Far East                     45.4%       21.4%         66.0%       4.9%

NOTE 5.  Loss Per Share

         Outstanding potentially dilutive stock options which were not included in the loss per share calculations at June 29, 2002 and June 30, 2001, as their inclusion would have been anti-dilutive, were as follows: 355,369 and 267,869, respectively.

                           FORWARD-LOOKING STATEMENTS

NOTE: THE DISCUSSIONS IN THIS FORM 10-Q, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION'S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY'S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY'S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST RATES AND THE COMPANY'S ABILITY TO NEGOTIATE A LINE OF CREDIT WITH A BANK. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001, THE FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 2001 AND THIS FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2002.


            PART I, Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies: The preparation of financial statements prepared in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

     Inventory: The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to the future demand requirements and compares that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products should deteriorate.

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

                 Three Months ended June 29, 2002 as compared to
                      the Three Months ended June 30, 2001

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

The Company showed a net loss of $664,000 for the third quarter of fiscal 2002 as compared to a net loss of $958,000, before excess inventory and other special charges for the same period in fiscal 2001. This increase in profitability is primarily attributable to a higher sales volume and the decrease product development expenses.

Net sales for the quarter ended June 29, 2002 and June 30, 2001, were $520,000 and $254,000, respectively. Gross profit for the third quarter of fiscal 2002 was $206,000 as compared to gross loss of $11,000, before excess inventory charges, for the same period of fiscal 2001. This resulted in a significant increase in gross profit for the quarter. Gross profit expressed as a percentage of sales was 40% in 2002 as compared to loss for the same period in fiscal 2001. These increases were primarily attributable to higher sales volume and higher margin sales in the current quarter as compared to a year ago.

Selling, general and administrative expenses for the third quarter of fiscal 2002 were $598,000 and $596,000, before the write-off of goodwill for the same quarter in fiscal 2001. This decrease was primarily attributable to a $3,000 reduction in general and administrative expenses and a reduction of $7,000 in selling and marketing costs.

The decrease in general and administrative costs was substantially attributable to a write-off of amortizable assets in fiscal 2001, which has resulted in a reduction of $58,000 in amortization expense in the current fiscal quarter. Also, general and administrative efforts on bid & proposal work also contributed to the decrease by approximately $17,000. These decreases were offset by the write-off of prepaid finance costs of approximately $78,000 associated with the terminated revolving line of credit.

The decrease in selling costs was primarily attributable to decreased commissions, product evaluation and demonstration costs totaling $40,000. This decrease was offset by an increase in bid and proposal work of approximately $36,000.

Product development costs for the quarter ended June 29, 2002 were $273,000 compared to $363,000, before the write-off of canceled and delayed contracts in process for the same period in fiscal 2001. This decrease of 25% was attributable to a decrease associated with a reduced headcount and consultants of approximately $57,000. In addition, a shift from product development work to bid & proposal work also contributed to the decrease by approximately $25,000.

                 Nine Months ended June 29, 2002 as compared to
                       the Nine Months ended June 30, 2001

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

The Company showed a net loss of $1,099,000 for the nine months ended June 29, 2002 as compared to a net loss of $2,431,000, before all special charges, for the same period in fiscal 2001. This increase in profitability is primarily attributable to the decrease in selling, general and administrative expenses.

Net sales for the nine months ended June 29, 2002 and June 30, 2001, were $2,552,000 and $2,354,000, respectively. Gross profit for the nine months ended June 29, 2002 was $1,481,000 as compared to gross profit of $1,257,000, before excess inventory charges for the same period of fiscal 2001. Gross profit expressed as a percentage of sales was 58% and 53%, before excess inventory charges for fiscal 2002 and 2001, respectively. The increase in gross profit was primarily attributable to slightly higher margin sales in fiscal 2002.

Selling, general and administrative expenses for the nine months ended June 29, 2002 were $1,605,000 and $2,748,000, before the write-off of goodwill, for the same period in fiscal 2001. This decrease of 42% was primarily attributable to $400,000 reduction in general and administrative expenses and a reduction of $743,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $42,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $184,000 associated with a restructuring program. In addition, the write-off of amortizable assets in fiscal 2001 has resulted in a reduction of approximately $175,000 in amortization expense in the current period. These decreases were offset by the write-off of prepaid finance costs of approximately $78,000 associated with the terminated revolving line of credit.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $243,000. The decrease also included a reduction in product evaluation and demonstration costs, travel, payroll and benefit related costs associated with the lower sales volume, of approximately $194,000. During fiscal 2001 the Company developed a major proposal, conducted a marketing study and a market research project. These efforts were not repeated in fiscal 2002 and resulted in lower expenditures of approximately $268,000 in the current fiscal quarter.

Product development costs for the nine months ended June 29, 2002 were $993,000 compared to $934,000, before the write-off of canceled and delayed contracts in process for the same period in fiscal 2001. This increase of 6% was primarily attributable to an increase in engineering efforts to develop bids and proposals of approximately $156,000, which is classified as a selling expense and a shift away from billable product development in fiscal 2002, which increased product development cost in fiscal 2002 by approximately $206,000. This was offset by a decrease associated with a reduced headcount and consultants of approximately $291,000.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinuing operation, plant closing or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not assessed the impact of the adoption of FAS 146 on its financial position or results of operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $971,000 or 60% to $648,000 as of June 29, 2002, from a balance of $1,619,000 at September 29, 2001. This decrease was primarily due to the Company's net loss for the period.

The Company has terminated its $1 million asset-based credit facility with Coast Business Credit ("Coast"). The line carried an interest rate of prime plus 1/2% (5.25% at June 29, 2002). This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were no outstanding borrowings during the quarter.

The Company has received a preliminary commitment from the Small Business Administration under their Export Working Capital Program for up $1,111,111. The Company is currently negotiating with a bank to implement this working capital line.

As of June 29, 2002, the Company has two outstanding standby letters of credit amounting to $45,400, which are secured by compensating cash collateral.

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

The Company has reduced our workforce and overhead expenses as described above and curtailed capital spending and other uses of cash. But, in order to achieve and sustain profitability and to get to positive cash flow from operations, the Company must grow its revenue. It is uncertain as to whether or when this will occur.

Assuming that the Company can execute on its current plans to grow revenue, and the business climate for spending does not worsen, management believes that with the cash generated from operations and the current cash and cash equivalents, that the Company will have sufficient resources to meet its working capital requirements for at least the next twelve months. However, if there are no recoveries or improvements in the business or the economy worsens, we may need to take other actions in order to fund our working capital resource requirements.

If business continues at the same rate as in the current quarter and we do not secure a new credit facility or no further actions are taken, the Company could run out of cash in early fiscal 2003.

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


Item 4.    Submission of Matters to a Vote of Security Holders:

                  None

Item 5.    Other Information:

           Certification Under Sarbanes-Oxley Act

                  Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

           NASDAQ Delisting Notification

                  The Company has been notified by The NASDAQ Stock Market that its common stock has failed to comply with the continued listing requirement of having a market value of public float greater than or equal to $1,000,000 and the requirement of having a minimum share price of $1.00. In accordance with the notification received from NASDAQ if the Company is unable to demonstrate compliance for ten consecutive days the Company maybe delisted from the NASDAQ SmallCap Market. The deadlines for achieving compliance are October 7, 2002 regarding the minimum $1,000,000 market value of public float and December 23, 2002 regarding the minimum share price of $1.00.

Item 6.    Exhibits and Reports on Form 8-K:

           a.   Exhibits:

                10.9 First Amendment to Employment Agreement between the Company and Carl H. Guild Jr.


           b.   Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TECHNICAL COMMUNICATIONS CORPORATION
                                  ------------------------------------
                                              (Registrant)




August 12, 2002                   By:  /s/ Carl H. Guild, Jr.
---------------                        --------------------------------
    Date                               Carl H. Guild, Jr., President and
                                       Chief Executive Officer

August 12, 2002                   By:  /s/ Michael P. Malone
---------------                        --------------------------------
    Date                               Michael P. Malone,
                                       Chief Financial Officer