Form 10KSB
period 2002-09-28
TECHNICAL COMMUNICATIONS CORP
filed 2002-12-27
CIK 96699

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
September 28, 2002	0-8588

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Technical Communications Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip code)

(978) 287-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.10 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☑

Based on the closing price of the stock as of December 13, 2002, the aggregate market value of the registrant’s Common Stock, par value $.10 per share, held by non-affiliates of the registrant as of December 13, 2002, was approximately $352,234.

The number of shares of the registrant’s Common Stock, par value $.10 per share, outstanding as of December 13, 2002, was 1,335,127.

FORWARD-LOOKING STATEMENTS

NOTE:    THE DISCUSSIONS IN THIS FORM 10-KSB, INCLUDING ANY DISCUSSION OF OR IMPACT, EXPRESSED OR IMPLIED, ON TECHNICAL COMMUNICATIONS CORPORATION’S (THE COMPANY) ANTICIPATED OPERATING RESULTS AND FUTURE EARNINGS, INCLUDING STATEMENTS ABOUT THE COMPANY’S ABILITY TO ACHIEVE GROWTH AND PROFITABILITY, CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. THE COMPANY’S OPERATING RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY’S OPERATING RESULTS MAY BE AFFECTED BY MANY FACTORS, INCLUDING BUT NOT LIMITED TO FUTURE CHANGES IN EXPORT LAWS OR REGULATIONS, CHANGES IN TECHNOLOGY, THE EFFECT OF FOREIGN POLITICAL UNREST, THE ABILITY TO HIRE, RETAIN AND MOTIVATE TECHNICAL, MANAGEMENT AND SALES PERSONNEL, THE RISKS ASSOCIATED WITH THE TECHNICAL FEASIBILITY AND MARKET ACCEPTANCE OF NEW PRODUCTS, CHANGES IN TELECOMMUNICATIONS PROTOCOLS, THE EFFECTS OF CHANGING COSTS, EXCHANGE RATES AND INTEREST AND THE COMPANY’S ABILITY TO SECURE ADEQUATE CASH RESOURCES. THESE AND OTHER RISKS ARE DETAILED FROM TIME TO TIME IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002.

PART I

Item 1.    BUSINESS

(a)    General

The Company was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(b)    Information as to Industry Segments

The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

(c)    Description of Business

The Company’s products consist of sophisticated electronic devices, which enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment, which is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.

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

The DSP 9000 Narrowband Radio Security family of products provide strategic security for voice and data communications sent over HF, VHF and UHF channels in full and half-duplex modes. Designed for rugged military environments, the DSP 9000 provides exceptional voice quality over poor line connections making it an ideal security solution for military aircraft, naval, base station and manpack radio applications. The product provides automated key management for optimum security and ease of use. It is also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options with the DSP 9000. Additionally, the DSP 9000 is compatible with the Company’s CSD 3324E secure telephone to enable “office-to-field” communications.

The CSD 3324E, Secure Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The CSD 3324E has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications is always possible with the CSD 3324E, even over the poorest line conditions. TCC’s high level encryption and automated key management system protects the most sensitive information. Internal storage of 400 keys coupled with automatic key changes provide complete hands-off security.

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

All of the systems have been designed for complete node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, thereby protecting the user’s investment. Network transparent, the products support U.S. Government-backed Triple DES and proprietary encryption algorithms as well as ANSI X9.52 and public key management. Specific products within this family support Frame Relay, Internet (IP) and X.25 protocols.

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

(e)    Competition

The Company has several competitors, including foreign-based companies, in the communications security device field. Few of these competitors offer products that compete across all of the Company’s product offerings and none are believed to have a dominant share of the market. Many of these competitors, however, are companies that have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Racal Electronics Plc, Cylink Corporation, Motorola Inc., Omnisec AG, Cisco Systems, SafeNet, Inc. and TimeStep Corporation.

The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives and distributors.

(f)    Sales and Backlog

In fiscal year 2002, the Company had two customers, representing 35% (23% and 12%) of net sales. In fiscal year 2001, the Company had two customers, representing 48% (32% and 16%) of net sales.

The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company’s revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s backlog of firm orders as of September 28, 2002 and September 29, 2001 was approximately $150,000 and $400,000, respectively. The Company expects to deliver its entire backlog in fiscal year 2003.

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

The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce, which licenses the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

(h)    Manufacturing and Technical Expertise

The Company subcontracts a large portion of its manufacturing operations. Many of the components used in the Company’s products are standard components available from more than one supplier. The Company has, or believes that it could develop without significant delay, alternative sources for almost all materials and components used in the manufacture of its products. The Company’s internal manufacturing process consists primarily of adding critical components, final assembly, quality control, testing and burn-in. Delivery time varies depending on the products and options ordered.

The Company’s technological expertise and experience, including certain proprietary rights, which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company has a number of trademarks for various products, including TCC,

CipherONE and CIPHER X. The Company does not deem any of its trademarks to be material to the conduct of its business.

(i)    Research and Development

Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel. During the twelve-month periods ended September 28, 2002 and September 29, 2001, the Company spent $1,167,433 and $1,633,224, respectively, on product development. In addition, product development is also, undertaken by the Company on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

(j)    Employees

As of September 28, 2002, the Company employed, approximately 26 persons. The Company believes that its relationship with its employees is good.

(k)    Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2002 and 2001 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. For example, during fiscal year 1996 foreign and domestic sales were equally profitable. Sales to foreign markets have been and will continue to be affected by the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

Information regarding the Company’s revenue from export sales for the past five years is set forth in Item 6, “SELECTED FINANCIAL DATA”.

Item 2.    PROPERTIES

On October 25, 2002, the Company renewed the lease on its current headquarters and manufacturing facility. The Company has a lease on this property located in Concord, Massachusetts through December 31, 2005, with options to extend the lease through December 31, 2012. Future minimum lease payments amount to $149,431 in fiscal year 2003, $142,169 for fiscal years 2004 and 2005 and $35,542 for fiscal year 2006. Management believes the current facility is capable of meeting the Company’s anticipated needs through the current lease term.

Item 3.    LEGAL PROCEEDINGS

There are no current matters pending.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on February 11, 2002. The meeting was conducted for the purpose of (i) electing two Class II Directors, to serve for a term of three years, approving and adopting the Company’s 2001 Stock Option Plan and (iii) ratifying the election of the Company’s independent auditors.

The ratification of the election of each of the Class II Directors was approved with 1,151,099 votes in favor, 100,706 votes withheld and 1,132,016 votes in favor, 119,789 votes withheld.

The ratification of the approval and adoption of the Company’s 2001 Stock Option Plan was approved with 1,017,552 votes in favor, 136,328 votes against and 97,925 votes abstaining.

The ratification of the Company’s auditors was approved with 1,227,733 votes in favor, 11,147 votes against and 12,925 votes abstaining.

PART II

Item 5.    MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, $.10 par value, is traded on the over-the-counter bulletin board, under the symbol “TCCO”. The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The NASDAQ Stock Market, Inc, has furnished the over-the-counter market quotations.

The Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on September 23, 2002.

Title of Class	Quarter Ending	Price
		Low	High
Common Stock, $.10 par value
	12/29/2001	$0.760	$2.180
	3/30/2002	0.980	2.200
	6/29/2002	0.750	1.520
	9/28/2002	0.350	0.850
	12/30/2000	1.250	2.969
	3/31/2001	1.625	3.188
	6/30/2001	1.500	2.770
	9/29/2001	0.800	2.210

The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the forseeable future.

As of December 13, 2002, there were approximately 1,200 record holders of Common Stock, $.10 par value. On December 13, 2002, the closing price of the Common Stock was $0.30.

Item 6.    SELECTED FINANCIAL DATA

Selected Financial Data:

	Fiscal Years Ended:
	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999	October 3, 1998

Net Sales:
Domestic	1,567,135	$715,385	$2,446,083	$1,239,275	$1,631,459
Foreign (Note A)	2,150,167	3,549,204	3,128,025	5,194,408	12,224,322

Total net sales	3,717,302	4,264,589	5,574,108	6,433,683	13,855,781

Gross profit	2,253,855	828,920	3,197,675	3,305,192	8,393,173

Net income (loss)	(961,968)	(4,662,610)	(1,740,314)	(1,218,542)	481,603

Net income (loss) per share of common stock
Basic	$(0.72)	$(3.54)	$(1.35)	$(.96)	$.38
Diluted	$(0.72)	$(3.54)	$(1.35)	$(.96)	$.37

Weighted average shares outstanding
Basic	1,331,238	1,315,440	1,289,523	1,264,626	1,281,924
Diluted	1,331,238	1,315,440	1,289,523	1,264,626	1,288,007

	As of:
	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999	October 3, 1998

Assets	$2,420,250	$3,654,631	$8,402,717	$10,660,915	$16,172,729

Line of credit		—	—	—	2,250,000

Notes to Selected Financial Data

(A)	A summary of foreign sales by geographic area may be found in Note 15 of the Notes to Consolidated Financial Statements.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and the results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

    Certain Factors Affecting Future Operating Results

The discussions in this Form 10-KSB, including any discussion of or impact, expressed or implied, on the Company’s anticipated operating results and future earnings, including statements about the Company’s ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company’s operating results may differ significantly from the results indicated by such forward-looking statements. The Company’s operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest and the Company’s ability to secure adequate cash resources. These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 28, 2002.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluation our reported financial results include the following:

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulleting No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by us, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to us for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development expenses.

Inventory

We value our inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.6 million as of September 28, 2002, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operation.

Results of Operations

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

During the quarter ended June 30, 2001, the Company recorded certain special charges, which included a $1,604,000 write-off of excess inventory, a write-off of work in process inventory of $340,000, a write-off of goodwill of $307,000 and a write-off of a deferred tax asset of $158,000. Excess inventory charges were the result of weakening demand for certain product lines. Correspondingly, goodwill associated with these product lines was also written off. Work in process inventory was written off as a result of lost development contracts bids. The write-off of the deferred tax asset was the result of continued losses affecting the Company’s ability to recognize future benefit from the carryforward of net operating losses.

Consolidated net sales for the year ended September 28, 2002, were $3,717,000 compared with sales of $4,265,000 for the prior fiscal year. This decrease of $547,000, or 13%, is mainly attributed to significant delays in the receipt of anticipated orders.

Gross profit for fiscal year 2002 was $2,254,000 as compared to $2,433,000, before excess inventory charges, in fiscal year 2001, a decrease of 7%. See the Company’s 2001 statement of operations shown elsewhere herein, for the generally accepted accounting principles (GAAP) presentation of cost of sales. Gross profit expressed as a percentage of sales was 61% in fiscal year 2002 compared to 57%, before excess inventory charges, in the prior year. The increase in gross profit percentage was primarily attributable to an increase in higher margin sales in fiscal 2002.

Selling, general and administrative expenses for fiscal year 2002 were $2,063,000 as compared to $3,393,000, before the write-off of goodwill, in fiscal year 2001, a decrease of 39%. See the Company’s 2001 statement of operations shown elsewhere herein, for the generally accepted accounting principles (GAAP) presentation of operating expenses. This decrease was attributable to a decrease in selling costs of approximately $833,000 and a decrease in general & administrative costs of approximately $497,000.

The decrease in selling costs was primarily attributable to decreased third party sales commissions and marketing contracts totaling $328,000. The decrease also included a reduction in product demonstration costs, travel, payroll and benefit related costs associated with the lower sales volume, of approximately $156,000. During fiscal 2001 the Company developed a major proposal effort, conducted a marketing study and a market research project. These efforts were not repeated in fiscal 2002 and resulted in lower expenditures of approximately $292,000 in the current fiscal year.

The decrease in general and administrative costs were attributable to a $59,000 decrease in personnel related costs associated with a reduced headcount and overall cost reductions of approximately $183,000 associated with a restructuring program. During July 2002, the Company terminated the $1 million asset-based credit facility with Coast Business Credit. The termination of the revolving line of credit resulted in a reduction of amortization and bank fess of approximately $77,000 in fiscal year 2002. In addition, the write-off of amortizable assets in fiscal 2001 has resulted in a reduction of approximately $176,000 in amortization expense in the current period. These decreases were offset by the write-off of prepaid finance costs of approximately $78,000 associated with the terminated revolving line of credit.

Product development costs for the year ended September 28, 2002 were $1,167,000 as compared to $1,293,000, before the write-off of canceled contracts in process, for the same period in fiscal year 2001. See the Company’s 2001 statement of operations shown elsewhere herein, for the generally accepted accounting principles (GAAP) presentation of product development costs. This decrease of 10% was attributable to a reduced headcount and fewer consultants of approximately $381,000. This decrease was offset by a decrease in engineering efforts to develop bids and proposals of approximately $109,000, which is classified as a selling expense and a shift away from billable product development in fiscal 2002, which increased product development cost in fiscal 2002 by approximately $100,000.

The Company showed a net loss of $962,000 for fiscal year 2002 as compared to a net loss of $2,254,000, before all special charges, for fiscal year 2001. See the Company’s 2001 statement of operations shown elsewhere herein, for the generally accepted accounting principles (GAAP) presentation of net loss. This increase in profitability is primarily attributable to the significant decrease in selling, general and administrative expenses. The decrease in revenue was more than offset by the reduction in selling, general and administrative expenses, as described above.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 28, 2002, none of the Company’s monetary assets or liabilities were subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

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

In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations — Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2003.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the Company has sustained substantial losses aggregating $8,574,000 in the last four fiscal years. In addition, the Company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence: a significant cost cutting program, which has reduced headcount and operating expenses substantially during the past fiscal year, vigorously negotiating additional sales contracts with new and existing customers and the development of new products focused on international market expansion and emerging markets such as Homeland Security. Management believes the steps taken will be sufficient for the Company to continue in existence, however there can be no assurances these activities will be successful.

Cash and cash equivalents decreased by $1,181,000 or 70% to $438,000 as of September 28, 2002, from a balance of $1,619,000 at September 29, 2001. This decrease was primarily due to operating losses with additional impact from an increase in accounts receivable and inventories and a reduction in current liabilities.

During July 2002, the Company terminated the $1 million asset-based credit facility with Coast Business Credit (“Coast”). The line carried an interest rate of prime plus ½%. This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were no outstanding borrowings during the fiscal year.

At September 29, 2001, the Company had a $5 million asset-based credit facility with Coast Business Credit (“Coast”). The line carried an interest rate of prime plus ½% (7% at September 29, 2001). This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were financial covenants associated with the line, which call for a minimum net tangible worth and an interest coverage ratio requirement. The amount of borrowings was limited to a percentage of certain accounts receivable balances. There were no outstanding borrowings during fiscal years 2001.

On December 27, 2001, Coast amended the agreement to reduce the minimum net worth requirement for the future and added a requirement to maintain minimum earnings before interest and taxes. The maximum borrowing under the line was reduced to $1 million.

As of September 28, 2002, the Company has four outstanding standby letters of credit amounting to $44,000, which are secured by compensating cash collateral.

The Company’s revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company’s operations, however the Company has some ability to mitigate this effect through further cost cutting measures.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is in the area of interest rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company may face exposure to movements in foreign currency exchange rates. Currently, all of the Company’s business outside the United States is conducted in U.S. dollar-denominated transactions.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements and Schedules under Part IV, Item 15, in this report.

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 14.    CONTROLS AND PROCEDURES

[a] Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this annual report on Form 10-KSB the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

[b] Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

[a] (1) The following Consolidated Financial Statements, Notes thereto and Independent Auditors’ Report of the Company are filed on the pages listed below, as part of Part II, Item 8 of this report:

Page
Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001	19

Consolidated Statements of Operations for the Years Ended September 28, 2002 and September 29, 2001	20

Consolidated Statements of Cash Flows for the Years Ended September 28, 2002 and September 29, 2001	21

Consolidated Statements of Stockholders’ Equity for the Years Ended September 28, 2002 and September 29, 2001	22

Notes to Consolidated Financial Statements	23 – 33
Selected Quarterly Financial Data (Unaudited)	34
Report of Independent Certified Public Accountants	35

[a] (2) The following Consolidated Financial Statement Schedule is included herein:
Schedule II — Valuation and Qualifying Accounts	36
Reports of Independent Certified Public Accountants

[a] (3) List of Exhibits

3.1	Articles of Organization of the Company*
3.2	By-laws of the Company**
10.1	Employment Agreement for Carl H. Guild, Jr.***
10.2	Standstill Agreement***
10.3	Loan and security agreement, dated July 31, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank****
10.4	Amendment to Loan and Security Agreement, dated December 28, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank****
10.5	Employment Agreement for Michael P. Malone******
10.6	Employment Agreement for John I. Gill******
10.7	Second Amendment to Loan and Security Agreement, dated August 13, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank*****
10.8	Third Amendment to Loan and Security Agreement, dated December 27, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank*****
10.9	Amendment to Employment Agreement between the Company and Carl H. Guild Jr*******
21	List of Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
99.1	Certification of Principal Executive and Financial Officers

*	Incorporated by reference to previous filings with the Commission.
**	Incorporated by reference to the Company’s 8-K filed on May 5, 1998.
***	Incorporated by reference to the Company’s Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange Commission on March 26, 1998.
****	Incorporated by reference to the Company’s Annual Report for 2000 Form 10-K, filed with the Securities and Exchange Commission on December 29, 2000.
*****	Incorporated by reference to the Company’s Annual Report for 2001 Form 10-K, filed with the Securities and Exchange Commission on December 28, 2001.
******	Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2001.
*******	Incorporated by reference to the Company’s Form 10-QSB filed on August 13, 2002.

(a)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 27, 2002.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ CARL H. GUILD, JR.

Carl H. Guild, Jr. Chief Executive Officer and President Chairman of the Board, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL H. GUILD, JR.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 27, 2002
Carl H. Guild, Jr.

/s/ MICHAEL P. MALONE	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2002
Michael P. Malone

/s/ MITCHELL B. BRISKIN	Director	December 27, 2002
Mitchell B. Briskin

/s/ DAVID A. B. BROWN	Director	December 27, 2002
David A. B. Brown

/s/ DONALD LAKE	Director	December 27, 2002
Donald Lake

/s/ ROBERT T. LESSARD	Director	December 27, 2002
Robert T. Lessard

/s/ THOMAS E. PEOPLES	Director	December 27, 2002
Thomas E. Peoples

CERTIFICATIONS

I Carl H. Guild, Jr., certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Technical Communications Corporation;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “ Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CARL H. GUILD, JR.
Carl H. Guild, Jr. President and Chief Executive Officer Dated: December 27, 2002

CERTIFICATIONS

I Michael P. Malone, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of Technical Communications Corporation;

(7)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(8)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(9)
The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “ Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(10)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(11)
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL P. MALONE
Michael P. Malone Treasurer and Chief Financial Officer Dated: December 27, 2002

Technical Communications Corporation
Consolidated Balance Sheets
September 28, 2002 and September 29, 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$437,693	$1,618,915
Accounts receivable—trade, less allowance for doubtful accounts of $70,000 and $15,000	271,959	67,232
Inventories	1,371,365	1,261,608
Other current assets	154,733	355,837

Total current assets	2,235,750	3,303,592

Equipment and leasehold improvements	4,939,762	4,921,498
Less accumulated depreciation	(4,755,262)	(4,570,459)

Equipment and leasehold improvements, net	184,500	351,039

	$2,420,250	$3,654,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,446	$231,208
Accrued liabilities:
Compensation and related expenses	55,208	111,381
Other	449,359	635,070
Total current liabilities	694,013	977,659

Stockholders’ equity
Common stock—par value $.10 per share; authorized 3,500,000 shares, issued 1,333,185 and 1,323,328 shares	133,319	132,333
Treasury stock at cost, 232 and 15,037 shares	(1,934)	(1,934)
Additional paid-in capital	1,375,847	1,365,600
Retained earnings	219,005	1,180,973

Total stockholders’ equity	1,726,237	2,676,972

	$2,420,250	$3,654,631

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Operations
Years Ended September 28, 2002 and September 29, 2001

	2002	2001
Net sales	$3,717,302	$4,264,589
Cost of sales	1,463,447	3,435,669

Gross profit	2,253,855	828,920

Operating expenses:
Selling, general and administrative expenses	2,063,297	3,699,924
Product development costs	1,167,435	1,633,224

Total operating expenses	3,230,732	5,333,148

Operating loss	(976,877)	(4,504,228)

Other income (expense)
Investment income	13,656	65,334
Interest expense	(1,366)	(1,557)
Other	2,619	(64,659)

Total other income (expense)	14,909	(882)

Loss before income taxes	(961,968)	(4,505,110)

Provision for income taxes	—	(157,500)

Net loss	$(961,968)	$(4,662,610)

Net loss per common share
Basic	$(0.72)	$(3.54)
Diluted	$(0.72)	$(3.54)
Weighted average shares
Basic	1,331,238	1,315,440
Diluted	1,331,238	1,315,440

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Cash Flows
Years Ended September 28, 2002 and September 29, 2001

	2002	2001
Operating activities:
Net loss	$(961,968)	$(4,662,610)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	184,803	425,277
Non-cash compensation	—	34,142
Deferred income taxes	—	157,500
Write-off of goodwill	—	306,687
Non-cash inventory charges	—	1,943,587
Changes in current assets and current liabilities:
Accounts receivable	(204,727)	296,510
Inventories	(109,757)	247,208
Other current assets	201,104	(85,117)
Accounts payable and accrued liabilities	(283,646)	(144,594)

Cash (used for) operating activities	(1,174,191)	(1,481,410)

Investing activities:
Additions to equipment and leasehold improvements	(18,264)	(46,268)

Cash used for investing activities	(18,264)	(46,268)

Financing activities:
Proceeds from stock issuance	11,233	24,976

Cash provided by financing activities	11,233	24,976

Net (decrease) in cash and cash equivalents	(1,181,222)	(1,502,702)
Cash and cash equivalents at beginning of year	1,618,915	3,121,617

Cash and cash equivalents at end of year	$437,693	$1,618,915

Supplemental disclosures:
Interest paid	$1,366	$1,801
Income taxes paid (net of refunds received)	3,975	7,848

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended September 28, 2002 and September 29, 2001

	2002	2001
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,323,328	1,312,153
Issuance of shares to ESPP participants	6,857	11,175
Exercise of stock options	3,000	—

Ending balance	1,333,185	1,323,328

Common stock at par value:
Beginning balance	$132,333	$131,215
Issuance of shares to ESPP participants	686	1,118
Exercise of stock options	300	—

Ending balance	133,319	132,333

Additional paid-in capital:
Beginning balance	1,365,600	1,341,742
Issuance of shares to ESPP participants	6,376	23,858
Exercise of stock options	4,140	—
Issuance of below market value stock options	(270)	—

Ending balance	1,375,847	1,365,600

Retained earnings:
Beginning balance	1,180,973	5,926,117
Issuance of stock grants	—	(82,534)
Net loss	(961,968)	(4,662,610)

Ending balance	219,005	1,180,973

Treasury stock:
Beginning balance	(1,934)	(118,610)
Issuance of stock grants	—	116,676
Ending balance	(1,934)	(1,934)

Total stockholders’ equity	$1,726,237	$2,676,972

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

Liquidity Matters

The Company’s revenues have historically included significant transactions with foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company’s operations, however the Company has some ability to mitigate this effect through further cost cutting measures (see note 3 for discussion of realization of assets and liquidity).

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

Notes to Consolidated Financial Statements (continued)

Capitalized Software Costs

The Company sells software as a component of its communications systems. Certain computer software costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” and are reported at the lower of unamortized cost or net realizable value. Upon initial product release, these costs are amortized based upon the straight-line method, over three years. As of September 30, 2000, the Company had fully amortized its investments in capitalized software.

Goodwill

The Company acquired substantially all of the assets of Datotek, Inc. in May 1995. The excess purchase cost over net assets acquired had been amortized on the straight-line basis over 7½ years. The Company assesses the future useful life of this asset whenever events or changes in circumstances indicated that the current useful life has diminished. The Company considered the future undiscounted cash flows of the acquired company in assessing the recoverability of this asset. The Company determined in fiscal 2001 that there was no longer any value to this asset and the remaining balance was written off.

Recognition of Revenue

The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in funded research and development expenses.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” related Interpretations and other guidance.

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the fiscal year 2002 presentation.

Income Taxes

The Company records income tax expense (benefit) in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” which requires the use of the asset/liability method in accounting for income taxes. Under the asset/liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting basis and tax basis of assets and liabilities.

Warranty Costs

The Company provides for warranty costs at the time of sale based upon historical experience.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable—the carrying amount of these assets and liabilities on the Company’s consolidated balance sheet approximates their fair value because of the short term nature of these instruments.

Earnings (Loss) per Share(“EPS”)

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company presents both a “Basic” and a “Diluted” EPS. Basic EPS has been computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, only stock options that are dilutive (those that reduce earnings per share) have been included in the calculation of EPS using the Treasury Stock Method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Fiscal Year-End Policy

The Company by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal years 2002 and 2001 ended on September 28, 2002 and September 29, 2001, respectively and each included 52 weeks.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and “other comprehensive income”. There were no “other comprehensive income” items during fiscal year 2002 and 2001.

Operating Segments

The Company reports on operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information”. SFAS 131 established standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138 (SFAS 138), “Accounting for Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. The Company adopted this Statement during fiscal 2001. There was no material impact on the Company’s financial position or results of operations as a result of the adoption.

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

In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30. Reporting the Results of Operations — Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2003.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of

Notes to Consolidated Financial Statements (continued)

commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

(3)    Realization of Assets and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses aggregating $8,574,000 in the last four fiscal years. In addition, the Company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue in existence: a significant cost cutting program, which has reduced headcount and operating expenses substantially during the past fiscal year, vigorously negotiating additional sales contracts with new and existing customers and the development of new products focused on international market expansion and emerging markets such as Homeland Security. Management believes the steps taken will be sufficient for the Company to continue in existence, however there can no assurances these activities will be successful.

(4)    Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic and diluted EPS were calculated as follows:

	September 28, 2002	September 29, 2001
Net Loss	$(961,968)	$(4,662,610)

Average Shares Outstanding—Basic	1,331,238	1,315,440
Dilutive effect of stock options	—	—

Weighted Average Shares—Diluted	1,331,238	1,315,440

Basic Loss Per Share	$(0.72)	$(3.54)
Diluted Loss Per Share	$(0.72)	$(3.54)

Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years, because they were anti-dilutive, were as follows: 393,799 in fiscal year 2002 and 301,569 in fiscal year 2001.

Notes to Consolidated Financial Statements (continued)

(5)    Stock compensation

During fiscal year 2001 14,805 shares of Technical Communications Corporation Common Stock was granted to members of the Company’s Board of Directors. The market value of shares issued ranged from $1.51 to $3.09 per share. All grants were made at the current market value on the date of grant and were issued from the Company’s Treasury Stock. The stock compensation expense for fiscal 2001 was $27,592. There were no stock grants made in fiscal year 2002.

(6)    Stock Options

At an August 2001 Board of Directors Meeting, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan to replace the 1991 Stock Option Plan, which expired. The Company reserved 350,000 shares of common stock for issuance to employees. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In 1992 the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the SOP Plan). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997 the Company increased the allocated shares under the SOP Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards in fiscal years 2001 and 2002 under the Company’s stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company’s net loss and loss per share would have been as follows:

	September 28, 2002	September 29, 2001
Net loss
As reported	$(961,968)	$(4,662,610)
Pro forma	$(1,047,647)	$(4,763,005)

Basic loss per common share
As reported	$(0.72)	$(3.54)
Pro forma	$(0.79)	$(3.62)

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

Notes to Consolidated Financial Statements (continued)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0%, and 4.625% for 2002 and 2001, respectively, expected life equal to 5 years, expected volatility of 152% and 125% in 2002 and 2001, respectively, and an expected dividend yield of 0%.

A summary of the Company’s stock option activity is as follows:

	September 28, 2002		September 29, 2001
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding, beginning of year	301,569	$4.96	255,074	$5.65
Options granted:
Option Price = Fair Market Value	84,500	$0.90	50,400	$2.11
Option Price < Fair Market Value	19,000	$0.56	7,000	$1.97
Options exercised	(3,000)	$0.01	—	—
Options forfeited	(8,270)	$9.51	(10,905)	$4.68

Options outstanding, end of year	393,799	$3.82	301,569	$5.01
Options exercisable	292,799	$4.57	244,519	$5.31
Weighted average fair value per share of options granted during the year		$0.84		$1.75

The following summarizes certain data for options outstanding at September 28, 2002:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding, end of year:	$ 0.01 — $ 5.00	295,700	$2.61	7.2
	$ 5.01 — $10.00	82,599	$6.60	4.9
	$10.01 — $15.00	14,800	$11.91	3.9
	$15.01 — $16.75	700	$15.37	1.1

		393,799	$3.82	6.6

Options exercisable:	$ 0.01 — $ 5.00	200,100	$3.22
	$ 5.01 — $10.00	77,199	$6.56
	$10.01 — $15.00	14,800	$11.91
	$15.01 — $16.75	700	$15.37

		292,799	$4.57

Notes to Consolidated Financial Statements (continued)

(7)    Inventories

	September 28, 2002	September 29, 2001
Inventories consist of the following:
Finished goods	$355,098	$140,962
Work in process	497,774	493,947
Raw materials and supplies	518,493	626,699

Total inventories	$1,371,365	$1,261,608

(8)    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 28, 2002	September 29, 2001	Estimated Useful Life
Engineering and manufacturing equipment	$2,538,882	$2,534,128	3-8 years
Demonstration equipment	848,083	842,568	3 years
Furniture and fixtures	1,136,680	1,128,685	3-8 years
Leasehold improvements	416,117	416,117	Remaining term of lease

Total equipment and leasehold improvements	$4,939,762	$4,921,498	3-8 years

(9)    Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 28, 2002	September 29, 2001
Product warranty costs	$48,706	$109,266
Professional service fees	124,854	107,455
Annual report and investor relation fees	92,273	118,394
Customer support agreements and commissions	146,511	202,465
Other	37,015	97,490

Total other accrued liabilities	$449,359	$635,070

Notes to Consolidated Financial Statements (continued)

(10)    Debt

During July 2002, the Company terminated the $1 million asset-based credit facility with Coast Business Credit (“Coast”). The line carried an interest rate of prime plus ½%. This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were no outstanding borrowings during the fiscal year.

At September 29, 2001, the Company had a $5 million asset-based credit facility with Coast Business Credit (“Coast”). The line carried an interest rate of prime plus ½% (7% at September 29, 2001). This revolving line of credit was collateralized by substantially all the assets of the Company and required no compensating balances. There were financial covenants associated with the line, which called for a minimum net tangible worth and an interest coverage ratio requirement. The amount of borrowings was limited to a percentage of certain accounts receivable balances. There were no outstanding borrowings during fiscal year 2001.

On December 27, 2001, Coast amended the agreement to reduce the minimum net worth requirement for the future and added a requirement to maintain minimum earnings before interest and taxes. The maximum borrowing under the line was reduced to $1 million.

(11)    Leases

On October 25, 2002, the Company renewed the lease on its current headquarters and manufacturing facility. The Company has a lease on this property located in Concord, Massachusetts through December 31, 2005, with options to extend the lease through December 31, 2012. Future minimum lease payments amount to $149,431 in fiscal year 2003, $142,169 for fiscal years 2004 and 2005 and $35,542 for fiscal year 2006. Annual rental expense amounted to $171,216 in fiscal year 2002 and fiscal year 2001.

(12)    Income Taxes

The provision (benefit) for income taxes consists of the following:

	September 28, 2002	September 29, 2001
Current:
Federal	$—	$—
State	2,006	—

Total current taxes	2,006	—

Deferred:
Federal	—	176,178
State	(2,006)	(18,678)

Total deferred taxes	(2,006)	157,500

Total provision (benefit)	$—	$157,500

Notes to Consolidated Financial Statements (continued)

The provisions (benefit) for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to losses before income taxes due to the following:

	September 28, 2002	September 29, 2001
Tax benefit at U.S. statutory rate	$(327,069)	$(1,532,243)
State income taxes, net of federal benefit	299	(10,350)
Other	(81,239)	(120,822)
Prior year under accrual	(141,440)	—
Increase in valuation allowance	549,449	1,820,915

Total provision	$—	$157,500

Deferred income taxes consist of the following:

	September 28, 2002	September 29, 2001
NOL Carryforward	$3,102,252	$2,628,496
Goodwill	157,499	178,041
Inventory differences	1,064,232	981,866
Warranty accruals	16,537	22,405
Payroll related accruals	29,453	11,963
Tax credits	59,800	61,805
Other	176,896	172,645

Total	4,606,669	4,057,221
Less: valuation allowance	(4,606,669)	(4,057,221)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $549,449 and $1,820,915 in fiscal years 2002 and 2001, respectively.

As of September 28, 2002 the Company has available tax loss carryforwards for federal income tax purposes of approximately $7,400,000, expiring through 2022. The Company also has available tax loss carryfowards for state income tax purposes of approximately $9,400,000, expiring through 2007.

(13)    Employee Benefit Plans

The Company has a qualified, contributory, trusteed profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2002 and 2001. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $28,119 and $31,375 in fiscal years 2002 and 2001, respectively.

Notes to Consolidated Financial Statements (continued)

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. No bonuses were earned and accrued under the plan in fiscal years 2002 or 2001.

(14)    Business, Credit and Off-Balance Sheet Risks

The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers, technological change (which can cause obsolescence of the Company’s products and inventories), actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts (either before or after award), variations in market demand, the loss of key personnel, etc. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

At September 28, 2002 and September 29, 2001, the Company was contingently liable under open standby letters of credit totaling $44,000 and $137,000, respectively. These letters of credit were issued in the ordinary course of business to secure the Company’s performance under contracts with its customers. Cash collateral deposits are held by the Company’s lender to secure the letters of credit outstanding at September 28, 2002. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been exercised. The Company does not expect to incur any loss associated with these letters of credit.

As of September 28, 2002, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions, and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(15)    Major Customers and Export Sales

In fiscal year 2002, the Company had two customers, representing 35% (23% and 12%) of net sales. In fiscal year 2001, the Company had two customers, representing 48% (32% and 16%) of net sales.

A breakdown of net sales is as follows:

	September 28, 2002	September 29, 2001
Domestic	$1,567,135	$715,385
Foreign	2,150,167	3,549,204

Total Sales	$3,717,302	$4,264,589

A summary of foreign sales by geographic area follows:

	September 28, 2002	September 29, 2001
North America (excluding the U.S.)	3.8%	5.7%
Central and South America	12.9%	20.0%
Europe	11.1%	5.9%
Mid-East and Africa	54.7%	65.8%
Far East	17.5%	2.6%

Selected Quarterly Financial Data (Unaudited)

For the years ended September 28, 2002 and September 29, 2001:

Fiscal Year 2002	First Quarter December 29, 2001	Second Quarter March 30, 2002	Third Quarter June 29, 2002	Fourth Quarter September 28, 2002
Net sales	$1,318,357	$714,310	$519,799	$1,164,836
Gross profit	816,833	458,230	206,066	772,727
Net (loss) income	23,580	(458,925)	(663,836)	137,213
Net (loss) income per share
Basic	$0.02	$(0.35)	$(0.50)	$0.10
Diluted	$0.02	$(0.35)	$(0.50)	$0.10

Fiscal Year 2001	First Quarter December 30, 2000	Second Quarter March 31, 2001	Third Quarter June 30, 2001	Fourth Quarter September 29, 2001
Net sales	$1,320,917	$779,297	$ 254,257	$1,910,118
Gross profit	897,279	371,038	(1,615,051)	1,175,654
Net (loss) income	(602,684)	(870,646)	(3,366,864)	177,584
Net (loss) income per share
Basic	$(0.46)	$(0.66)	$(2.55)	$0.13
Diluted	$(0.46)	$(0.66)	$(2.55)	$0.13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries, as of September 28, 2002 and September 29, 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred significant losses in recent years and continued to use cash in its operations. Further, the Company has experienced significant decline in its sales volume in recent years. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    GRANT THORNTON LLP

Boston, Massachusetts
October 31, 2002

Technical Communications Corporation            Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of year	Additions Charged to Expense	Deductions from Reserves	Balance at End of year
Allowance for doubtful accounts:
Year Ended September 28, 2002	$15,000	55,000	—	$70,000
Year Ended September 29, 2001	$70,000	—	55,000	$15,000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors
Technical Communications Corporation

In connection with our audits of the consolidated financial statements of Technical Communications Corporation referred to in our report dated October 31, 2002, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II as it relates to the years ended September 28, 2002 and September 29, 2001. In our opinion, this schedule presents fairly, in all material respects, the financial data as of and for the years ended September 28, 2002 and September 29, 2001, required to be set forth therein.

/s/    GRANT THORNTON LLP

Boston, Massachusetts
October 31, 2002