Form 10QSB
period 2002-12-28
TECHNICAL COMMUNICATIONS CORP
filed 2003-02-18
CIK 96699

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 for the quarterly period ended December 28, 2002 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period __________to__________

       Commission File Number:  0-8588

                      TECHNICAL COMMUNICATIONS CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                        04-2295040
----------------------------                  --------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification Number)
incorporation or organization)

100 Domino Drive, Concord, MA                                01742-2892
----------------------------------------      ---------------------------------------
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:  (978) 287-5100
                                                     --------------

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of January 31, 2003: 1,335,127.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I     Financial Information

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets,
           as of December 28, 2002 (unaudited) and September 28, 2002                      1

           Condensed Consolidated Statements of Earnings,
           Three (3) months ended December 28, 2002 and December 29, 2001 (unaudited),     2

           Condensed Consolidated Statements of Cash Flows,
           Three (3) months ended December 28, 2002 and December 29, 2001 (unaudited),     3

           Notes to Condensed Consolidated Financial Statements                            4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                            8

Item 3.    Controls and Procedures                                                        12

PART II    Other Information                                                              13

           Signatures                                                                     14

          PART I. Financial Information - Item 1. Financial Statements


              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                  December 28, 2002        September 29, 2002
                                                                  -----------------        ------------------
                                                                     (unaudited)
Assets
------
Current Assets:
   Cash and cash equivalents                                        $     654,883              $    437,693
   Accounts receivable - trade, less allowance for doubtful
     accounts of $70,000 and $70,000, respectively                        383,032                   271,959
   Inventories                                                          1,287,785                 1,371,365
   Other current assets                                                   108,927                   154,733
                                                                    -------------              ------------
        Total current assets                                            2,434,627                 2,235,750
                                                                    -------------              ------------

Equipment and leasehold improvements                                    4,949,988                 4,939,762
   Less:  accumulated depreciation and amortization                     4,793,314                 4,755,262
                                                                    -------------              ------------
                                                                          156,674                   184,500
                                                                    -------------              ------------

                                                                    $   2,591,301              $  2,420,250
                                                                    =============              ============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable                                                 $     164,967              $    189,446
   Accrued liabilities
     Compensation and related expenses                                     96,402                    55,208
     Other                                                                540,072                   449,359
                                                                    -------------              ------------
        Total current liabilities                                         801,441                   694,013
                                                                    -------------              ------------

Stockholders' Equity:
   Common stock, par value $.10 per share; authorized
     3,500,000 shares; issued 1,335,127 shares
     and 1,333,185 shares                                                 133,513                   133,319
   Treasury stock at cost, 232 shares                                      (1,934)                   (1,934)
   Additional paid-in capital                                           1,376,313                 1,375,847
   Retained earnings                                                      281,968                   219,005
                                                                    -------------              ------------
        Total stockholders' equity                                      1,789,860                 1,726,237
                                                                    -------------              ------------

                                                                    $   2,591,301              $  2,420,250
                                                                    =============              ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                              December 28, 2002     December 29, 2001
                                              -----------------     -----------------
Net sales                                       $  1,135,459         $   1,318,357
Cost of sales                                        376,463               501,524
                                                ------------         -------------
        Gross profit                                 758,996               816,833

Operating expenses:
   Selling, general and
    administrative expenses                          438,711               496,638
   Product development costs                         260,733               309,889
                                                ------------         -------------
        Total operating expenses                     699,444               806,527
                                                ------------         -------------

Operating income                                      59,552                10,306
                                                ------------         -------------
Other income (expense):
   Interest income                                     1,725                 7,224
   Interest expense                                     (315)                 (369)
   Other                                               2,001                 6,419
                                                ------------         -------------
        Total other income (expense):                  3,411                13,274
                                                ------------         -------------

 Income before income taxes                           62,963                23,580

 Provision for income taxes                                -                     -
                                                ------------         -------------
 Net income                                     $     62,963         $      23,580
                                                ============         =============

 Net income per common share:
   Basic                                        $        .05         $         .02
   Diluted                                      $        .05         $         .02

Weighted average shares:
   Basic                                           1,333,657             1,327,542
   Diluted                                         1,333,657             1,335,110

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended
                                                               December 28, 2002     December 29, 2001
                                                               -----------------     -----------------
Operating Activities:
 Net income                                                      $    62,963          $     23,580

 Adjustments to reconcile net income to net cash provided
 (used) by operating activities:
      Depreciation and amortization                                   38,052                56,421

 Changes in assets and liabilities:
   Accounts receivable                                              (111,073)             (717,939)
   Inventories                                                        83,580                63,035
   Other current assets                                               45,806                10,179
   Accounts payable and other accrued liabilities                    107,428              (129,582)
                                                                 -----------          ------------

           Net cash provided (used) by operating activities          226,756              (694,306)
                                                                 -----------          ------------
Investing Activities:
   Additions to equipment and leasehold improvements                 (10,226)              (13,445)
                                                                 -----------          ------------

           Net cash used by investing activities                     (10,226)              (13,445)
                                                                 -----------          ------------

Financing Activities:
   Proceeds from stock issuance                                          660                 7,062
                                                                 -----------          ------------

           Net cash provided by financing activities                     660                 7,062
                                                                 -----------          ------------

   Net increase (decrease) in cash and cash equivalents              217,190              (700,689)

Cash and cash equivalents at beginning of the period                 437,693             1,618,915
                                                                 -----------          ------------

Cash and cash equivalents at the end of the period               $   654,883          $    918,226
                                                                 ===========          ============


Supplemental Disclosures:

   Interest paid                                                 $       315          $        246
   Income taxes paid                                                   2,556                 2,975

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-QSB. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ending September 28, 2002 as filed with the Securities and Exchange Commission on Form 10-KSB.

Note 1: Significant Accounting Policies:

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

     Inventory: The Company values its inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current market value (based on estimated selling prices) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to the future demand requirements and compares that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products should deteriorate.

     Impairment of long-lived assets: On October 1, 2002 the Company adopted the provision of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company's only long-lived assets are equipment and leasehold improvements. Based on the provisions of FAS 144 no impairment was recognized as a result of the implementation.

     Recent Accounting Pronouncement

     In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

     In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have one of four certain characteristics. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended September 27, 2003. The Company is currently evaluating the impact of FIN 45 on our financial statements and related disclosures but do not expect that there will be any material impact.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which becomes effective January 2003. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

     In January 2003 FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

NOTE 2. Realization of Assets and Liquidity

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses aggregating $8,574,000 in the last four fiscal years. In addition, the Company has used, rather than provided, cash in its operations. Further, the Company's entire back-log ($825,000) of orders is expected to be shipped in the second quarter of fiscal 2003.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. These factors, among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management believes the steps it has taken to revise its operating and financial requirements are sufficient to provide the company with the ability to continue in existence. The plans it established in fiscal 2002 remain on target and the Company is starting to see some results from this plan. The cost cutting program begun in fiscal 2002 is now contributing to increased profitability. New product development is moving forward and we anticipate having a more competitive product line-up later this fiscal year with an increased emphasis on emerging markets such as Homeland Security. We also continue too work with our new and existing customers and are hopeful on several new opportunities.

     Management believes the steps taken and the results achieved will be sufficient for the Company to continue in existence, however there can be no assurance these activities will be successful.

NOTE 3. Inventories

        Inventories consisted of the following:

                                         December 28, 2002    September 28, 2002
                                         -----------------    ------------------

              Finished Goods                   $   349,098         $     355,098
              Work in Process                      376,032               497,774
              Raw Materials                        562,655               518,493
                                               -----------         -------------
                                               $ 1,287,785         $   1,371,365
                                               ===========         =============

NOTE 4. Income taxes

     Although the Company recorded net income for the three months ended December 28, 2002, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 5. Loss Per Share

     Outstanding potentially dilutive stock options, which were not included in the loss per share calculations at December 28, 2002, as their inclusion would have been anti-dilutive were 389,799.

NOTE 6. Major Customers and Export Sales

     During the quarter ended December 28, 2002, the Company had three customers, representing 79% (45%, 23% and 11%) of net sales. During the quarter ended December 29, 2001, the Company had four customers, representing 80% (16%, 15%, 15% and 11%) of net sales.

       A breakdown of foreign and domestic net sales is as follows:

                                         December 28,          December 29,
                                            2002                  2001
                                            ----                  ----

              Domestic                   $   219,882           $   379,258
              Foreign                        915,577               939,099
                                         -----------           -----------
                   Total sales           $ 1,135,459           $ 1,318,357
                                         ===========           ===========

     The Company sold products into nine different countries during the quarter ended December 28, 2002 and ten different countries during the quarter ended December 29, 2001. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country.

                                           December 28,       December 29,
                                               2002              2001
                                               ----              ----

     Columbia                                  55.9%             22.1%
     Mauritania                                28.9%                -
     Jordan                                       -              32.8%
     Taiwan                                       -              20.3%
     Saudi Arabia                                 -              11.2%
     Thailand                                     -              10.1%
     Other                                     15.2%              3.5%


     A summary of foreign sales by geographic area follows:

                                           December 28,       December 29,
                                               2002              2001
                                               ----              ----
         North America
             (excluding the U.S.)                 0%             2.1%
         Central and South America             55.9%            22.1%
         Europe                                 3.0%             1.0%
         Mid-East and Africa                   41.1%            44.2%
         Far East                                 0%            30.6%

                           FORWARD-LOOKING STATEMENTS

The discussions in this Form 10-QSB, including any discussion of or impact, expressed or implied, on Technical Communications Corporation's (the Company) anticipated operating results and future earnings, including statements about the Company's ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company's operating results may differ significantly from the results indicated by such forward-looking statements. The Company's operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates and the Company's ability to secure adequate capital resources. These and other risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 28, 2002 and this Form 10-QSB for the quarter ended December 28, 2002.

             PART I, Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

The Company is in the business of designing, manufacturing, marketing and selling communications security equipment, which utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which can then, subsequently, be reconstituted if the recipient possesses the right decryption "key". The Company produces various standard secure communications products and also provides custom designed, special purpose secure communications products. The company sells its products to various U.S. Government agencies, foreign governments as well as commercial customers both domestic and foreign.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002. In addition, the Company's dependence on cash flow from operations is in turn dependent on the Company's ability to bring in new orders on a continuing basis.

Management believes the steps it has taken to revise its operating and financial requirements are sufficient to provide the company with the ability to continue in existence; however there can be no assurance these activities will be successful. The plans it established in fiscal 2002 remain on target and the Company is starting to see some results from this plan. The cost cutting program begun in fiscal 2002 is now contributing to increased profitability. New product development is moving forward and we anticipate having a more competitive product line later this fiscal year with an increased emphasis on emerging markets such as Homeland Security. We also continue to work with our new and existing customers on several new opportunities.

The Company manufactures various standard secure communications products and also provides custom designed, special purpose secure communications products for both domestic and international customers. The Company's products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. Government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

Results of Operations

   Three Months ended December 28, 2002 as compared to the Three Months ended
                               December 29, 2001

Net sales for the quarter ended December 28, 2002 and December 29, 2001, were $1,135,000 and $1,318,000, respectively. Revenue for the quarter primarily consisted of foreign orders; two for our CSD3324SE secure telephone sold into South America totaling $637,000 and a single order of $262,000 of various data, voice and radio encryptors shipped into Africa. This compares to the first quarter of the previous fiscal year where the Company sold $608,000 of CSD3324SE's to four different foreign customers. The Company also sold $252,000 of DSP9000 radio encryptors of which $244,000 was for domestic use by two different customers. In addition, a sale of CSD 3600's into the Far East amounted to $191,000.

Gross profit for the first quarter of fiscal 2003 was $759,000 as compared to gross profit of $817,000 for the same period of fiscal 2002. This represented a decrease in gross profit of 7% for the quarter. Gross profit expressed as a percentage of sales was 67% in fiscal 2003 as compared to 62% for the same period in fiscal 2002. The decrease in gross profit was primarily attributable to lower sales volume, which was partially offset by reductions in manufacturing overhead expenses and a mix of sales with higher gross margins in the first quarter of fiscal 2003. Slightly higher gross margins on sales of CSD3324SE secure telephones and DSP9000 radio encryptors were primarily responsible for the improved gross margin percentage. Approximately 35% of the increase in gross margin expressed as a percentage of sales was attributable to the cost cutting measures instituted in fiscal 2002. The measures have proven effective and we anticipate they will continue to contribute to increased profitability in the future.

Selling, general and administrative expenses for the first quarter of fiscal 2003 were $439,000 and $497,000 for the same quarter in fiscal 2002. This decrease of 12% was primarily attributable to $70,000 reduction in general and administrative expenses and an increase of $12,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $99,000 decrease in personnel related costs associated with a reduced headcount and a thirty percent salary reduction for most employees. In addition, there was $34,000 of costs in the first quarter of fiscal 2002 associated with the line of credit, which the Company terminated in fiscal 2002. There were no corresponding costs in fiscal 2003. These decreases were partially offset by an increase in general and administrative expenses of $40,000 as a result of less billable work being performed by the program management department in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

The increase in selling costs was primarily attributable to increased third party sales commissions and marketing contracts totaling $60,000. This increase was partially offset by a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $38,000.

Product development costs for the quarter ended December 28, 2002 were $261,000 compared to $310,000 for the same period in fiscal 2002. This decrease of 16% was attributable to a decrease associated with a reduced headcount and a thirty percent salary reduction for most employees of approximately $106,000. This was partially offset by a decrease in billable contract engineering in fiscal 2003, which increased product development cost in fiscal 2003 by approximately $75,000. The Company actively sells its contract engineering services in support of funded research and development. The receipt of these contracts is sporadic, however these contracts can span over several months. In addition to these contracts the Company also invests in research and development to enhance its existing products or to develop new products, as it feels appropriate. Current projects include major enhancements to the 3324SE secure telephone and other more modest enhancements of existing products. It is anticipated that cash from operations will fund these research and development activities.

The Company showed net income of $63,000 for the first quarter of fiscal 2003 as compared to $24,000 for the same period in fiscal 2002. This increase in profitability is primarily attributable to a decrease in operating expenses, which offset a 14% decline in revenues. This trend in net income is encouraging however, due to the uncertainty of the timing of customer orders future results remain difficult to predict. Receiving orders/ contracts in a timely manner is essential to the Company's ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 28, 2002, none of the Company's monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Recent Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial statements.

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements
No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have one of four certain characteristics. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended September 27, 2003. The Company is currently evaluating the impact of FIN 45 on our financial statements and related disclosures but do not expect that there will be any material impact.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which becomes effective January 2003. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

In January 2003 FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

Liquidity and Capital Resources

Cash and cash equivalents increased by $217,000 or 50% to $655,000 as of December 28, 2002, from a balance of $438,000 at September 28, 2002. This increase was primarily due to a combination of income from operations, a reduction of inventories and an increase in accounts payable partially offset by an increase in accounts receivable.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002. In addition, the Company's dependence on cash flow from operations is in turn dependent on the Company's ability to bring in new orders on a continuing basis. The Company's revenues have historically been dependent on significant individual transactions with its customers, which include foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would have a negative effect on the Company's operations. The Company believes it has some ability to mitigate this effect through further cost cutting measures.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. These factors, among others raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is currently dependent on cash flows from operations. We do not anticipate any significant cash flows from investing or financing activities this fiscal year. If revenues were to continue to decline and we are unable to secure any outside financing we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices. In the unlikely event that the Company received no additional orders our existing cash and cash resources will enable us to fund our operations (at current operating expense levels) through approximately June 15, 2003.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on today's product cost structure and operating expenses. We were able to achieve this target in only two of the four quarters in fiscal 2002. We were also able to achieve this target in the current quarter ended December 28, 2002. Current projections suggest we will be able to achieve this goal in the remaining three quarters of fiscal 2003, however these projections require several large orders from customers to be received, which can not be assured. Backlog at December 28, 2002 amounted to $825,000. Substantially all of this backlog is expected to be shipped in the second quarter of fiscal 2003.

In addition, the receipt of the going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of December 28, 2002, the Company has three outstanding standby letters of credit amounting to $34,000, expiring through December 31, 2003. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on the balance sheet.

The Company does not anticipate any significant capital acquisitions this fiscal year.

On January 1, 2003 the Company entered into a new operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and will reduce cash requirements going forward by approximately $30,000 per year. This is the company's only facility and houses all manufacturing, research and development and corporate operations. The lease is for a three year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

Item 3. Controls and Procedures

[a] Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report on Form 10-QSB the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

[b] Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

               None.

Item 5. Other Information:

               None.

Item 6. Exhibits and Reports on Form 8-K:

        a.  Exhibits:

            99.1 Certification of Principal Executive and Financial Officers

        b.  Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TECHNICAL COMMUNICATIONS CORPORATION
                                ------------------------------------
                                  (Registrant)


February 14, 2003                 By: /s/ Carl H. Guild, Jr.
-----------------                     ------------------------------------------
Date                                  Carl H. Guild, Jr., President and Chief
                                        Executive Officer


February 14, 2003                 By: /s/ Michael P. Malone
-----------------                     ------------------------------------------
Date                                  Michael P. Malone, Chief Financial Officer

                                 CERTIFICATIONS

          I Carl H. Guild, Jr., certify that:

          (1) I have reviewed this quarterly report on Form 10-QSB of Technical Communications Corporation;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          (4) The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

          (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Carl H. Guild, Jr.
----------------------------------------------
Carl H. Guild, Jr.
President and Chief Executive Officer
Dated: Dated: February 14, 2003

                                 CERTIFICATIONS

          I Michael P. Malone, certify that:

          (1) I have reviewed this quarterly report on Form 10-QSB of Technical Communications Corporation;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          (4) The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

          (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael P. Malone
----------------------------------------
Michael P. Malone
Treasurer and Chief Financial Officer
Dated:  February 14, 2003