Form 10QSB
period 2003-03-29
TECHNICAL COMMUNICATIONS CORP
filed 2003-05-13
CIK 96699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to

Commission File Number: 0-8588

TECHNICAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:         (978) 287-5100

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

Yes    ☒     No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 9, 2003: 1,337,627.

PART I. Financial Information—Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 29, 2003	September 28, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$387,420	$437,693
Accounts receivable—trade, less allowance for doubtful accounts of $70,000	746,851	271,959
Inventories	1,215,942	1,371,365
Other current assets	86,840	154,733

Total current assets	2,437,053	2,235,750

Equipment and leasehold improvements	4,955,827	4,939,762
Less: accumulated depreciation and amortization	4,832,171	4,755,262

	123,656	184,500

	$2,560,709	$2,420,250

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$119,572	$189,446
Accrued liabilities
Compensation and related expenses	81,382	55,208
Other	486,170	449,359

Total current liabilities	687,124	694,013

Stockholders’ Equity:
Common stock, par value $.10 per share; authorized 3,500,000 shares; issued 1,337,627 shares and 1,333,185 shares	133,763	133,319
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,376,088	1,375,847
Retained earnings	365,668	219,005

Total stockholders’ equity	1,873,585	1,726,237

	$2,560,709	$2,420,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$1,014,691	$714,310
Cost of sales	320,370	256,080

Gross profit	694,321	458,230
Operating expenses:
Selling, general and administrative expenses	396,926	510,178
Product development costs	215,641	409,389

Total operating expenses	612,567	919,567

Operating income (loss)	81,754	(461,337)

Other income (expense):
Interest income	1,094	2,869
Interest expense	(315)	(367)
Other	1,167	(90)

Total other income (expense):	1,946	2,412

Income (loss) before income taxes	83,700	(458,925)
Provision for income taxes	—	—

Net income (loss)	$83,700	$(458,925)

Net income (loss) per common share:
Basic	$0.06	$(0.35)
Diluted	$0.06	$(0.35)
Weighted average shares:
Basic	1,336,186	1,331,502
Diluted	1,340,720	1,331,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Six Months Ended
	March 29, 2003	March 30, 2002
Net sales	$2,150,150	$2,032,667
Cost of sales	696,830	757,604

Gross profit	1,453,320	1,275,063
Operating expenses:
Selling, general and administrative expenses	835,638	1,006,816
Product development costs	476,376	719,278

Total operating expenses	1,312,014	1,726,094

Operating income (loss)	141,306	(451,031)

Other income (expense):
Interest income	2,819	10,093
Interest expense	(631)	(736)
Other	3,169	6,329

Total other income (expense):	5,357	15,686

Income (loss) before income taxes	146,663	(435,345)
Provision for income taxes	—	—

Net income (loss)	$146,663	$(435,345)

Net income (loss) per common share:
Basic	$0.11	$(0.33)
Diluted	$0.11	$(0.33)
Weighted average shares:
Basic	1,333,956	1,329,522
Diluted	1,336,905	1,329,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 29, 2003	March 30, 2002
Operating Activities:
Net income (loss)	$146,663	$(435,345)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	76,909	109,527
Changes in assets and liabilities:
Accounts receivable	(474,892)	(725,703)
Inventories	155,423	62,929
Other current assets	67,893	9,828
Accounts payable and other accrued liabilities	(6,889)	(95,532)

Net cash used by operating activities	(34,893)	(1,074,296)

Investing Activities:
Additions to equipment and leasehold improvements	(16,065)	(10,576)

Net cash used by investing activities	(16,065)	(10,576)

Financing Activities:
Proceeds from stock issuance	685	7,092

Net cash provided by financing activities	685	7,092

Net decrease in cash and cash equivalents	(50,273)	(1,077,780)
Cash and cash equivalents at beginning of the period	437,693	1,618,915

Cash and cash equivalents at the end of the period	$387,420	$541,135

Supplemental Disclosures:
Interest paid	$631	$614
Income taxes paid	2,556	2,975

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

Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-QSB. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ending September 28, 2002 as filed with the Securities and Exchange Commission on Form 10-KSB.

Note 1:    Significant Accounting Policies:

The preparation of financial statements prepared in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Impairment of long-lived assets: On October 1, 2002 the Company adopted the provision of SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s only long-lived assets are equipment and leasehold improvements. Based on the provisions of FAS 144 no impairment was recognized as a result of the implementation.

Stock-Based Compensation: Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” related Interpretations and other guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Recent Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have one of four certain characteristics. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted in our current financial statements. The impact of FIN 45 on our financial statements and related disclosures were not material.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which becomes effective January 2003. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the transition provisions of SFAS No. 148.

In January 2003 FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 2.    Realization of Assets and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses aggregating $8,574,000 in the last four fiscal years. In addition, the Company has used, rather than provided, cash in its operations. Further, the Company’s entire backlog ($200,000) of orders is expected to be shipped in the third quarter of fiscal 2003.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 3.    Stock Options

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” which sets forth a fair-value based method of recognizing stock- based compensation expense. As permitted by SFAS 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards in fiscal years 2002 and 2003 under the Company’s stock-based compensation been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company’s net loss and loss per share would have been as follows:

	March 29, 2003	March 30, 2002
Net income (loss)
As reported	$146,663	$(435,345)
Pro forma impact of expensing stock options	6,378	80,928

Pro forma	$140,285	$(516,273)
Basic and diluted income (loss) per common share
As reported	$0.11	$(0.33)
Pro forma impact of expensing stock options	—	0.06
Pro forma	$0.11	$(0.39)

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

NOTE 4.    Inventories

Inventories consisted of the following:

	March 29, 2003	September 28, 2002
Finished Goods	$333,098	$355,098
Work in Process	273,048	497,774
Raw Materials	609,796	518,493

	$1,215,942	$1,371,365

NOTE 5.    Income taxes

Although the Company recorded net income for the six months ended March 29, 2003, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 6.    Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted EPS were calculated as follows:

	March 29, 2003	March 30, 2002
Net Earnings (Loss)	$146,663	$(4,662,610)

Average Shares Outstanding—Basic	1,333,602	1,329,522
Dilutive effect of stock options	2,949	—

Weighted Average Shares—Diluted	1,336,551	1,329,522

Basic Loss Per Share	$0.11	$(0.33)
Diluted Loss Per Share	$0.11	$(0.33)

Outstanding potentially dilutive stock options, which were not included in the earnings (loss) per share calculations at March 29, 2003 and March 30, 2002, as their inclusion would have been anti-dilutive were 379,799 and 390,069, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0% for 2003 and 2002, expected life equal to 2.5 years and 5 years for 2003 and 2002, respectively, expected volatility of 172% and 152% in 2003 and 2002, respectively, and an expected dividend yield of 0%.

NOTE 7.    Major Customers and Export Sales

During the quarter ended March 29, 2003, the Company had one customer that represented 64% of net sales as compared to the same period in fiscal 2002 where two customers represented 77% (64% and 13%) of net sales.

During the six months ended March 29, 2003, the Company had three customers, representing 66% (30%, 24% and 12%) of net sales. During the six months ended March 30, 2002, the Company had three customers, representing 47% (22%, 15% and 10%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	March 29, 2003		March 30, 2002
	Three months	Six months	Three months	Six months
Domestic	$196,672	416,553	$66,253	445,511
Foreign	818,019	1,733,597	648,057	1,587,156

Total sales	$1,014,691	2,150,150	$714,310	2,032,667

The Company sold products into nineteen different countries during the six months ended March 29, 2003 and eighteen different countries during the six months ended March 30, 2002. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country.

	March 29, 2003		March 30, 2002
	3 months	6 months	3 months	6 months
Italy	79.4%	37.5%	—	—
Egypt	—	5.2%	70.1%	28.6%
Columbia	—	29.5%	1.2%	13.6%
Mauritania	—	15.3%	—	—
Austria	3.0%	2.8%	14.7%	6.6%
Jordan	—	1.2%	5.4%	21.6%
Taiwan	1.9%	0.9%	1.2%	12.5%
Other	15.7%	7.6%	7.4%	17.1%

A summary of foreign sales by geographic area follows:

	March 29, 2003		March 30, 2002
	3 months	6 months	3 months	6 month
North America (excluding the U.S.)	0.0%	0.0%	0.0%	1.2%
Central and South America	4.3%	31.5%	1.2%	13.6%
Europe	88.3%	43.3%	20.6%	9.0%
Mid-East and Africa	4.8%	24.0%	76.7%	57.5%
Far East	2.6%	1.2%	1.5%	18.7%

FORWARD-LOOKING STATEMENTS

The discussions in this Form 10-QSB, including any discussion of or impact, expressed or implied, on Technical Communications Corporation’s (the Company) anticipated operating results and future earnings, including statements about the Company’s ability to achieve growth and profitability, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Company’s operating results may differ significantly from the results indicated by such forward-looking statements. The Company’s operating results may be affected by many factors, including but not limited to future changes in export laws or regulations, changes in technology, the effect of foreign political unrest, the ability to hire, retain and motivate technical, management and sales personnel, the risks associated with the technical feasibility and market acceptance of new products, changes in telecommunications protocols, the effects of changing costs, exchange rates and interest rates and the Company’s ability to secure adequate capital resources. These and other risks are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 28, 2002, the Form 10-QSB for the quarter ended December 28, 2002 and this Form 10-QSB for the quarter ended March 29, 2003.

PART I, Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

The Company is in the business of designing, manufacturing, marketing and selling communications security equipment, which utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which can then, subsequently, be reconstituted if the recipient possesses the right decryption “key”. The Company produces various standard secure communications products and also provides custom designed, special purpose secure communications products. The company sells its products to various U.S. Government agencies, foreign governments as well as commercial customers both domestic and foreign.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002. In addition, the Company’s dependence on cash flow from operations is in turn dependent on the Company’s ability to bring in new orders on a continuing basis.

Management believes the steps it has taken to revise its operating and financial requirements are sufficient to provide the company with the ability to continue in existence; however there can be no assurance these activities will be successful. The plans it established in fiscal 2002 remain on target and the Company is starting to see some results from this plan. The cost cutting program begun in fiscal 2002 continues to contribute to increased profitability. New product development is moving forward and we anticipate having a more competitive product line later this fiscal year with an increased emphasis on emerging markets such as Homeland Security. We also continue to work with our new and existing customers on several new opportunities.

The Company manufactures various standard secure communications products and also provides custom designed, special purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. Government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

Results of Operations

Three Months ended March 29, 2003 as compared to the Three Months ended March 30, 2002

Net sales for the quarter ended March 29, 2003 and March 30, 2002, were $1,015,000 and $714,000, respectively, a 42% increase. Revenue for the quarter primarily consisted of a single order, representing 64% of sales, shipped to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $650,000. This compares to the second quarter of the previous fiscal year where the Company sold $454,000 of DSP9000 radio encryptors and DFE 7000 fax encryptors to a single foreign customer.

Gross profit for the second quarter of fiscal 2003 was $694,000 as compared to gross profit of $458,000 for the same period of fiscal 2002. This represented an increase in gross profit of 52% for the quarter. Gross profit expressed as a percentage of sales was 68% in fiscal 2003 as compared to 64% for the same period in fiscal 2002. The increase in gross profit was primarily attributable to higher sales volume, which was partially offset by reductions in manufacturing overhead expenses and a mix of sales with higher gross margins in the first quarter of fiscal 2003. A higher gross margin on the 72ASP high-speed bulk encryptor products was primarily responsible for the improved gross margin percentage. We continue to benefit from the cost cutting measures instituted in fiscal 2002. The measures have proven effective and we anticipate they will continue to contribute to increased profitability in the future.

Selling, general and administrative expenses for the second quarter of fiscal 2003 were $397,000 and $510,000 for the same quarter in fiscal 2002. This decrease of 22% was primarily attributable to $122,000 reduction in general and administrative expenses and offset by an increase of $9,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $92,000 decrease in personnel related costs associated with a reduced headcount and a thirty percent salary reduction for most employees. In addition, there was $30,000 of costs in the first quarter of fiscal 2002 associated with the line of credit, which the Company terminated in fiscal 2002. There were no corresponding costs in fiscal 2003. These decreases were partially offset by an increase in general and administrative expenses of $17,000 as a result of less billable work being performed by the program management department in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

The increase in selling costs was primarily attributable to increased third party sales commissions and marketing contracts totaling $96,000. This increase was partially offset by a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $30,000. The increase was further reduced by a decrease in bid and proposal work of approximately $42,000.

Product development costs for the quarter ended March 29, 2003 were $216,000 compared to $409,000 for the same period in fiscal 2002. This decrease of 47% was attributable to a decrease associated with a reduced headcount and a thirty percent salary reduction for most employees of approximately $90,000 and as a result of an increase in billable contract engineering in fiscal 2003, which decreased product development cost in fiscal 2003 by approximately $65,000. During the quarter ended March 29, 2003 the decrease in internal research and development has also lead to a decrease in manufacturing and program management support of approximately $45,000 from the same period in fiscal 2002. The Company actively sells its contract engineering services in support of funded research and development. The receipt of these contracts is sporadic, however these contracts can span over several months. In addition to these contracts the Company also invests in research and development to enhance its existing products or to develop new products, as it feels appropriate. Current projects include major enhancements to the 3324SE secure telephone and other more modest enhancements of existing products. It is anticipated that cash from operations will fund these research and development activities. Second quarter product development expenses increased by approximately $27,000 in fiscal 2003 due to an increase in consulting expenses as compared to the same period in fiscal 2002. Consulting services are utilized by the Company to provide expertise that is not available internally.

The Company showed net income of $84,000 for the second quarter of fiscal 2003 as compared to a net loss of $459,000 for the same period in fiscal 2002. This increase in profitability is attributable to a 33% decrease in operating expenses and a 42% increase in revenues. This trend in net income is encouraging however, due to the uncertainty of the timing of customer orders future results remain difficult to predict. Receiving orders/ contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 29, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended March 29, 2003 as compared to the Six Months ended March 30, 2002

Net sales for the six months ended March 29, 2003 and March 30, 2002, were $2,150,000 and $2,033,000, respectively. Revenue for the period primarily consisted of three foreign orders; a single order, representing 30% of sales, shipped to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $650,000; two for our CSD3324SE secure telephone sold into South America totaling $637,000 and a single order of $264,000 of various data, voice and radio encryptors shipped to an African nation. This compares to the same period of the previous fiscal year where the Company sold $692,000 of CSD3324E’s to six different foreign customers. The Company also sold $602,000 of DSP9000 radio encryptors of which $244,000 was for domestic use by two different customers and a sale to a customer in the Middle East amounting to $350,000. In addition, a sale of CSD 3600’s into the Far East amounted to $191,000 and the sale of our DFE 7000 fax encryptors into the Middle East amounted to $104,000.

Gross profit for the six month period of fiscal 2003 was $1,453,000 as compared to gross profit of $1,275,000 for the same period of fiscal 2002. This represented an increase in gross profit of 14% for the period. Gross profit expressed as a percentage of sales was 68% in fiscal 2003 as compared to 63% for the same period in fiscal 2002. The increase in gross profit was primarily attributable to a slightly higher sales volume, reductions in manufacturing overhead expenses and a mix of sales with higher gross margins during the first six months of fiscal 2003. A higher gross margin on the 72ASP high-speed bulk encryptor products was primarily responsible for the improved gross margin percentage. Higher gross margins on sales of CSD3324SE secure telephones and DSP9000 radio encryptors also contributed to the improved gross margin percentage. We continue to benefit from the cost cutting measures instituted in fiscal 2002. The measures have proven effective and we anticipate they will continue to contribute to increased profitability in the future.

Selling, general and administrative expenses for the first six months of fiscal 2003 were $836,000 and $1,007,000 for the same period in fiscal 2002. This decrease of 17% was primarily attributable to $192,000 reduction in general and administrative expenses and an increase of $21,000 in selling and marketing costs.

The decrease in general and administrative costs were attributable to a $187,000 decrease in personnel related costs associated with a reduced headcount and a thirty percent salary reduction for most employees. In addition, there was $64,000 of costs in the first six months of fiscal 2002 associated with the line of credit, which the Company terminated in fiscal 2002. There were no corresponding costs in fiscal 2003. These decreases were partially offset by an increase in general and administrative expenses of $57,000 as a result of less billable work being performed by the program management department in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

The increase in selling costs was primarily attributable to increased third party sales commissions and marketing contracts totaling $160,000. This increase was partially offset by a reduction in travel, payroll and benefit related costs associated with the lower sales volume, of approximately $68,000. The increase was further reduced by a decrease in bid and proposal work of approximately $41,000 and a decrease in product demonstration costs of approximately $12,000.

Product development costs for the six months ended March 29, 2003 were $476,000 compared to $719,000 for the same period in fiscal 2002. This decrease of 34% was attributable to a decrease associated with a reduced headcount and a thirty percent salary reduction for most employees of approximately $195,000. This was partially offset by an increase in consulting services of approximately $32,000 and a decrease in billable contract engineering in fiscal 2003, which increased product development cost in fiscal 2003 by approximately $23,000. During the six months ended March 29, 2003 the decrease in internal research and development has also lead to a decrease in manufacturing and program management support of approximately $58,000 from the same period in fiscal 2002. The Company actively sells its contract engineering services in support of funded research and development. The receipt of these contracts is sporadic, however these contracts can span over several months. In addition to these contracts the Company also invests in research and development to enhance its existing products or to develop new products, as it feels appropriate. Current projects include major enhancements to the 3324SE secure telephone and other more modest enhancements of existing products. It is anticipated that cash from operations will fund these research and development activities.

The Company showed net income of $147,000 for the first six months of fiscal 2003 as compared to a net loss of $435,000 for the same period in fiscal 2002. This increase in profitability is attributable to a 24% decrease in operating expenses and a 14% increase in gross profits. This trend in net income is encouraging however, due to the uncertainty of the timing of customer orders future results remain difficult to predict. Receiving orders/ contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 29, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Recent Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which becomes effective January 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. Adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have one of four certain characteristics. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted in our current financial statements. The impact of FIN 45 on our financial statements and related disclosures were not material.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which becomes effective January 2003. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the transition provisions of SFAS No. 148.

In January 2003 FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not expect that there will be any material impact.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $50,000 or 11% to $387,000 as of March 29, 2003, from a balance of $438,000 at September 28, 2002. This decrease was primarily attributable to an increase in accounts receivable of $475,000 and was offset by a combination of income from operations of $147,000 and a reduction of inventories of $155,000 and other assets of $68,000.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002. In addition, the Company’s dependence on cash flow from operations is in turn dependent on the Company’s ability to bring in new orders on a continuing basis. The Company’s revenues have historically been dependent on significant individual transactions with its customers, which include foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would have a negative effect on the Company’s operations. The Company believes it has some ability to mitigate this effect through further cost cutting measures.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. These factors, among others raise substantial doubt the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is currently dependent on cash flows from operations. We do not anticipate any significant cash flows from investing or financing activities this fiscal year. If revenues were to continue to decline and we are unable to secure any outside financing we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices. In the unlikely event that the Company received no additional orders our existing cash and cash resources will enable us to fund our operations (at current operating expense levels) through approximately September 30, 2003.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on today’s product cost structure and operating expenses. We were able to achieve this target in only two of the four quarters in fiscal 2002. We were also able to achieve this target in the first two quarters of fiscal 2003. Current projections suggest we will be able to achieve this goal in the remaining two quarters of fiscal 2003, however these projections require several large orders from customers to be received, which can not be assured. Backlog at March 29, 2003 amounted to approximately $200,000. Substantially all of this backlog is expected to be shipped in the third quarter of fiscal 2003. In addition the Company received a development contract in April 2003 for approximately $1 million. The work under this contract is expected to take place over the next twelve months.

In addition, the receipt of the going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of March 29, 2003, the Company has two outstanding standby letters of credit amounting to $22,000, expiring through December 31, 2003. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on the balance sheet.

The Company does not anticipate any significant capital acquisitions this fiscal year.

On January 1, 2003 the Company entered into a new operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and will reduce cash requirements going forward by approximately $30,000 per year. This is the company’s only facility and houses all manufacturing, research and development and corporate operations. The lease is for a three year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

Item 3.    Controls and Procedures

[a] Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this quarterly report on Form 10-QSB the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

The Annual Meeting of Stockholders of the Company was held on February 10, 2003. The meeting was conducted for the purpose of (i) electing two Class III Directors to serve for a term of three years; and (ii) ratifying the election of the Company’s independent auditors.

The ratification of the election of two (2) Class III Directors was approved with 1,183,165 votes in favor, 34,082 votes withheld and 1,183,065 votes in favor, 34,182 votes withheld respectively.

The ratification of the Company’s auditors was approved with 1,210,197 votes in favor, 6,150 votes against and 900 votes abstaining.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

	a.	Exhibits:

		99	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b.	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

May 12, 2003	By: /s/ Carl H. Guild, Jr.
Date	Carl H. Guild, Jr., President and Chief Executive Officer

May 12, 2003	By: /S/ MICHAEL P. MALONE
Date	Michael P. Malone, Chief Financial Officer

CERTIFICATIONS

I, Carl H. Guild, Jr., certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Technical Communications Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CARL H. GUILD, JR.
Carl H. Guild, Jr.
President and Chief Executive Officer
Dated: May 12, 2003

CERTIFICATIONS

I, Michael P. Malone, certify that:

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL P. MALONE
Michael P. Malone
Treasurer and Chief Financial Officer
Dated: May 12, 2003