Form 10QSB
period 2003-06-28
TECHNICAL COMMUNICATIONS CORP
filed 2003-08-12
CIK 96699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2003 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 8, 2003: 1,337,627.

PART I. Financial Information—Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 28, 2003	September 28, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,156,893	$437,693
Accounts receivable—trade, less allowance for doubtful accounts of $70,000	277,925	271,959
Inventories	1,177,645	1,371,365
Other current assets	95,813	154,733

Total current assets	2,708,276	2,235,750

Equipment and leasehold improvements	4,963,667	4,939,762
Less: accumulated depreciation and amortization	4,847,139	4,755,262

	116,528	184,500

	$2,824,804	$2,420,250

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$161,012	$189,446
Accrued liabilities
Accrued payroll	128,561	55,208
Accrued expenses	537,125	449,359

Total current liabilities	826,698	694,013

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,337,627 shares issued and outstanding at June 28, 2003 and 1,333,185 shares issued and outstanding at June 29, 2002	133,763	133,319
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,376,088	1,375,847
Retained earnings	490,189	219,005

Total stockholders’ equity	1,998,106	1,726,237

	$2,824,804	$2,420,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 28, 2003	June 29, 2002
Net sales	$985,994	$519,799
Cost of sales	433,997	313,734

Gross profit	551,997	206,065

Operating expenses:
Selling, general and administrative expenses	337,482	597,927
Product development costs	90,581	273,310

Total operating expenses	428,063	871,237

Operating income (loss)	123,934	(665,172)

Other income (expense):
Interest income	1,837	1,651
Interest expense	(621)	(315)
Other	(629)	—

Total other income:	587	1,336

Income (loss) before income taxes	124,521	(663,836)

Provision for income taxes	—	—

Net income (loss)	$124,521	$(663,836)

Net income (loss) per common share:
Basic	$0.09	$(0.50)
Diluted	$0.09	$(0.50)

Weighted average shares:
Basic	1,337,395	1,332,953
Diluted	1,343,948	1,332,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 28, 2003	June 29, 2002
Net sales	$3,136,143	$2,552,466
Cost of sales	1,130,826	1,071,337

Gross profit	2,005,317	1,481,129

Operating expenses:
Selling, general and administrative expenses	1,173,117	1,604,744
Product development costs	566,958	992,588

Total operating expenses	1,740,075	2,597,332

Operating income (loss)	265,242	(1,116,203)

Other income (expense):
Interest income	4,656	11,744
Interest expense	(1,252)	(1,051)
Other	2,540	6,329

Total other income:	5,944	17,022

Income (loss) before income taxes	271,186	(1,099,181)

Provision for income taxes	—	—

Net income (loss)	$271,186	$(1,099,181)

Net income (loss) per common share:
Basic	$0.20	$(0.83)
Diluted	$0.20	$(0.83)

Weighted average shares:
Basic	1,335,746	1,330,666
Diluted	1,340,141	1,330,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 28, 2003	June 29, 2002
Operating Activities:
Net income (loss)	$271,186	$(1,099,181)

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	91,877	146,565

Changes in assets and liabilities:
Accounts receivable	(5,966)	(28,558)
Inventories	193,720	(2,657)
Other current assets	58,920	80,738
Accounts payable and other accrued liabilities	132,683	(64,275)

Net cash provided (used) by operating activities	742,420	(967,368)

Investing Activities:
Additions to equipment and leasehold improvements	(23,905)	(10,576)

Net cash used by investing activities	(23,905)	(10,576)

Financing Activities:
Proceeds from stock issuance	685	7,092

Net cash provided by financing activities	685	7,092

Net increase (decrease) in cash and cash equivalents	719,200	(970,852)

Cash and cash equivalents at beginning of the period	437,693	1,618,915

Cash and cash equivalents at the end of the period	$1,156,893	$648,063

Supplemental Disclosures:
Interest paid	$1,252	$1,366
Income taxes paid	3,456	3,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements.    The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company”) and its subsidiary include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2003.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended September 28, 2002 as filed with the Securities and Exchange Commission on Form 10-KSB.

Note 1:    Significant Accounting Policies:

The preparation of financial statements prepared in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

Inventory:    The Company values its inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current market value (based on estimated selling prices) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to the future demand requirements and compares that with the current or committed inventory levels. Reserves are established for inventory levels that exceed estimated future demand. It is possible that reserves over and above those already established may be required in the future if market conditions for our products should deteriorate.

Impairment of long-lived assets:    On October 1, 2002, the Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company’s only long-lived assets are equipment and leasehold improvements. Based on the provisions of SFAS No. 144, no impairment was recognized as a result of its implementation.

Stock-Based Compensation:    In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” related interpretations and other guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for financial statements where exit or disposal activities are initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company’s adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which operates as an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 includes within its scope guarantee contracts that have one or more of four specified characteristics and specifically excludes certain other guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted in our financial statements. The impact of FIN 45 on our financial statements and related disclosures were not material.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which is effective for interim and annual financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the interim reporting requirements of SFAS No. 148 and is currently evaluating the transition provisions of SAFS No. 148.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is either subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, while entities that existed prior to February 1, 2003 must be consolidated as of July 1, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but does not expect that it will have a material impact.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 2.    Realization of Assets and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses aggregating $8,574,000 in the last four fiscal years. In addition, the Company had used, rather than provided, cash in its operations in prior years. The Company was shipping substantially its entire backlog in the subsequent quarter.

In view of the matters described in the preceding paragraph, our independent auditors expressed “substantial doubt about the Company’s ability to continue as a going concern” in their report on the 2002 financial statements dated October 31, 2002.

Management believes the steps it has taken to revise its operating and financial requirements are sufficient to provide the company with the ability to continue in existence. The plans it established in fiscal 2002 remain on target and the Company is starting to see some results from this plan. The cost cutting program begun in fiscal 2002 is now contributing to increased profitability. The Company was able to secure a long-term development contract worth $1 million, which will allow for billings over a twelve-month period of time. As a result, the Company’s backlog at June 28, 2003 was approximately $960,000. New product development is moving forward and we anticipate having a more competitive product line-up later this fiscal year, with an increased emphasis on emerging markets such as homeland security. We also continue to work with our new and existing customers and are hopeful about several new opportunities.

Although management believes the steps taken and the results achieved will be sufficient for the Company to continue in existence, there can be no assurance these activities will be successful.

NOTE 3.    Stock Options

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting for Stock-Based Compensation,” which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 to account for its stock-based employee compensation plans. Had compensation for awards under the Company’s stock-based compensation plan been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net loss and loss per share would have been as follows:

	June 28, 2003		June 29, 2002
	3 months	9 months	3 months	9 months
Net income (loss)
As reported	$124,521	$271,186	$(663,836)	$(1,099,181)
Pro forma impact of expensing stock options	59,568	68,302	6,170	41,196

Pro forma	$64,953	$202,884	$(670,006)	$(1,140,377)

Basic and diluted income (loss) per common share
As reported	$0.09	$0.20	$(0.50)	$(0.83)
Pro forma impact of expensing stock options	0.04	0.05	—	0.03

Pro forma	$0.05	$0.15	$(0.05)	$(0.86)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.6% and 4.4% for 2003 and 2002, respectively; expected life equal to 9.45 years and 7.86 years for 2003 and 2002, respectively; expected volatility of 176% and 135% in 2003 and 2002, respectively; and an expected dividend yield of 0%.

NOTE 4.    Inventories

Inventories consisted of the following:

	June 28, 2003	September 28, 2002
Finished Goods	$217,914	$355,098
Work in Process	269,888	497,774
Raw Materials	689,843	518,493

	$1,177,645	$1,371,365

NOTE 5.    Income taxes

Although the Company recorded net income for the nine months ended June 28, 2003, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 6.    Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic and diluted earnings per share were calculated as follows:

	June 28, 2003		June 29, 2002
	3 Months	9 Months	3 Months	9 Months
Net Earnings (Loss)	$124,521	$271,186	$(663,836)	$(1,099,181)

Average Shares Outstanding—Basic	1,337,395	1,335,746	1,332,953	1,330,666
Dilutive effect of stock options	6,553	4,395	—	—

Weighted Average Shares—Diluted	1,343,948	1,340,141	1,332,953	1,330,666

Basic Income (Loss) Per Share	$0.09	$0.20	$(0.50)	$(0.83)
Diluted Income (Loss) Per Share	$0.09	$0.20	$(0.50)	$(0.83)

Outstanding potentially dilutive stock options, which were not included in the earnings (loss) per share calculations at June 28, 2003 and June 29, 2002, as their inclusion would have been anti-dilutive, were 531,499 and 483,299, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 7.    Major Customers and Export Sales

During the quarter ended June 28, 2003, the Company had two customers that represented 41% (29% and 12%) of net sales as compared to the same period in fiscal 2002 where four customers represented 78% (31%, 24%, 12% and 11%) of net sales. During the nine months ended June 28, 2003, the Company had three customers representing 52% (22%, 16% and 14%) of net sales. During the nine months ended June 29, 2002, the Company had two customers representing 30% (18% and 12%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	June 28, 2003		June 29, 2002
	3 months	9 months	3 months	9 months
Domestic	$639,688	1,056,240	$347,730	793,241
Foreign	346,306	2,079,903	172,069	1,759,225

Total sales	$985,994	3,136,143	$519,799	2,552,466

The Company sold products into twenty-four countries during the nine months ended June 28, 2003 and twenty countries during the nine months ended June 29, 2002. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country.

	June 28, 2003		June 29, 2002
	3 months	9 months	3 months	9 months
Saudi Arabia	24.7%	4.2%	—	6.6%
Bahrain	23.0%	4.3%	—	—
Thailand	23.2%	3.9%	37.8%	9.1%
Canada	10.5%	1.7%	—	—
Italy	—	31.2%	—	—
Colombia	—	24.6%	32.2%	15.4%
Mauritania	—	12.7%	—	—
Egypt	—	4.4%	—	25.8%
Austria	0.8%	2.5%	15.2%	7.4%
Jordan	—	1.0%	—	19.5%
Taiwan	—	0.7%	—	11.3%
Other	17.8%	8.8%	14.8%	4.9%

A summary of foreign sales by geographic area is as follows:

	June 28, 2003		June 29, 2002
	3 months	9 months	3 months	9 months
North America
(excluding the U.S.)	3.6%	0.6%	0.1%	1.1%
Central and South America	0.0%	26.3%	33.5%	15.5%
Europe	13.9%	38.4%	15.3%	9.6%
Mid-East and Africa	47.6%	27.9%	5.7%	52.4%
Far East	34.9%	6.8%	45.4%	21.4%

FORWARD-LOOKING STATEMENTS

The following discussion in this Form 10-QSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 28, 2002, and the Forms 10-QSB for the fiscal quarters ended December 28, 2002 and March 29, 2003, and this Form 10-QSB for the quarter ended June 28, 2003.

PART I.    Item 2.     Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

Technical Communications Corporation (the “Company”) is in the business of designing, manufacturing, marketing and selling communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which can then be reconstituted if the recipient possesses the right decryption “key”. The Company produces various standard secure communications products and also provides custom-designed, special-purpose secure communications products. The Company sells its products to various U.S. Government agencies, foreign governments, and commercial customers both domestic and foreign.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the use of cash in operations in prior years and the significant decline in sales volume in recent years, the Company received a going concern qualification with respect to its financial statements for the year ended September 28, 2002. In addition, the Company’s dependence on cash flow from operations is in turn dependent on the Company’s ability to bring in new orders on a continuing basis.

Management believes the steps it has taken to revise its operating and financial requirements are sufficient to provide the company with the ability to continue in existence. The plans it established in fiscal 2002 remain on target and the Company is starting to see some results from this plan. The cost cutting program begun in fiscal 2002 is now contributing to increased profitability. The Company was able to secure along term development contract worth $1 million, which will allow for billings over a twelve-month period of time. As a result, the Company’s backlog at June 28, 2003 was approximately $960,000. New product development is moving forward and we anticipate having a more competitive product line-up later this fiscal year, with an increased emphasis on emerging markets such as homeland security. We also continue to work with our new and existing customers and are hopeful about several new opportunities.

The Company manufactures various standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. Government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

Results of Operations

Three Months ended June 28, 2003 as compared to the Three Months ended June 29, 2002

Net sales for the quarter ended June 28, 2003 were $986,000, as compared to $520,000, for the quarter ended June 29, 2002, a 90% increase. This increase was a result of the Company receiving a contract worth $1 million to provide contract engineering services to a US government agency. Revenue recorded under this contract in the quarter amounted to $276,000. Additional revenue for the quarter consisted of a domestic order for DSP9000 radio encryptors amounting to $121,000. This compares to the third quarter of the previous fiscal year where the Company sold $285,000 of DSP9000 radio encryptors to two domestic customers and $92,000 of CSD3324SE secure telephones to two foreign customers.

Gross profit for the third quarter of fiscal 2003 was $552,000 as compared to gross profit of $206,000 for the same period of fiscal 2002. This represented an increase in gross profit of 168% for the quarter. Gross profit expressed as a percentage of sales was 56% for the third quarter of fiscal 2003 as compared to 40% for the same period in fiscal 2002. The increase in gross profit was primarily attributable to higher sales volume. We continue to benefit from the cost cutting measures instituted in fiscal 2002. Higher manufacturing cost in fiscal 2002 combined with a lower sales volume significantly impaired gross profit as a percentage of sales.

Selling, general and administrative expenses for the third quarter of fiscal 2003 were $337,000, as compared to $598,000 for the same quarter in fiscal 2002. This decrease of 44% was primarily attributable to a $218,000 reduction in general and administrative expenses and a decrease of $43,000 in selling and marketing costs.

The decrease in general and administrative costs was attributable to a $91,000 decrease in personnel related costs associated with reduced headcount and a thirty percent salary reduction for most employees. Also, there was $95,000 of costs in the third quarter of fiscal 2002 associated with the line of credit, which the Company terminated in fiscal 2002. There were no corresponding costs in fiscal 2003. In addition, a reduction in overhead expenses and facility costs as a result of company cost cutting measures amounted to savings of approximately $11,000.

The decrease in selling costs was primarily attributable to a reduction in third party sales commissions and marketing contracts totaling $46,000 and a reduction in payroll and benefit related costs associated with the Company’s reduced headcount and a thirty percent salary reduction for most employees, of approximately $28,000. This decrease was partially offset by an increase in travel and product demonstration costs of $13,000 and bid and proposal selling efforts of $24,000.

Product development costs for the quarter ended June 28, 2003 were $91,000 compared to $273,000 for the same period in fiscal 2002. This decrease of 67% was attributable to the Company’s reduced headcount and a thirty percent salary reduction for certain employees of approximately $71,000, and as a result of an increase in billable contract engineering in fiscal 2003, which decreased product development cost in fiscal 2003 by approximately $63,000. In addition, a reduction in overhead expenses and facility costs as a result of company cost cutting measures amounted to savings of approximately $20,000.

The Company actively sells its contract engineering services in support of funded research and development. The receipt of these contracts is sporadic, however, these contracts can span over several months. In addition to these contracts the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. Current projects include major enhancements to the 3324SE secure telephone and other more modest enhancements of existing products. It is anticipated that cash from operations will fund these internal research and development activities.

The Company’s net income was $125,000 for the third quarter of fiscal 2003, as compared to a net loss of $664,000 for the same period of fiscal 2002. This increase in profitability is attributable to a 51% decrease in operating expenses and a 90% increase in revenues. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders/ contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 28, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine months ended June 28, 2003 as compared to the Nine months ended June 29, 2002

Net sales for the nine months ended June 28, 2003 were $3,136,000, as compared to $2,552,000 for the nine months ended June 29, 2002. Revenue for the period primarily consisted of three foreign orders; a single order, representing 22% of sales, shipped to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $686,000; two orders for our CSD3324SE secure telephone sold into South America totaling $637,000 and a single order of $264,000 of various data, voice and radio encryptors shipped to an African nation. Additionally the Company has received a contract during this period worth $1 million to provide contract engineering services to a US government agency. Revenue recorded under this contract during the first nine months of fiscal 2003 amounted to $276,000.

This compares to the same period of the previous fiscal year where the Company sold $783,000 of CSD3324E’s to seven different foreign customers. The Company also sold $916,000 of DSP9000 radio encryptors of which $529,000 was for domestic use by four different customers and a sale to a customer in the Middle East amounting to $350,000. In addition, a sale of CSD 3600’s into the Far East amounted to $191,000 and the sale of our DFE 7000 fax encryptors into the Middle East amounted to $104,000.

Gross profit for the nine month period of fiscal 2003 was $2,005,000 as compared to gross profit of $1,481,000 for the same period of fiscal 2002. This represented an increase in gross profit of 35% for the period. Gross profit expressed as a percentage of sales was 64% for the first nine months of fiscal 2003 as compared to 58% for the same period in fiscal 2002. The increase in gross profit was primarily attributable to higher sales volume, reductions in manufacturing overhead expenses and a mix of sales with higher gross margins during the first nine months of fiscal 2003. A higher gross margin on the 72ASP high-speed bulk encryptor products was primarily responsible for the improved gross margin percentage. Higher gross margins on sales of CSD3324SE secure telephones and DSP9000 radio encryptors also contributed to the improved gross margin percentage. Further, we continue to benefit from the cost-cutting measures instituted in fiscal 2002.

Selling, general and administrative expenses for the first nine months of fiscal 2003 were $1,173,000, as compared to $1,605,000 for the same period in fiscal 2002. This decrease of 27% was primarily attributable to a reduction of $409,000 in general and administrative expenses and $23,000 in selling and marketing costs.

The decrease in general and administrative costs was attributable to a $251,000 decrease in personnel related costs associated with a reduced headcount and a thirty percent salary reduction for most employees. Also, there was $130,000 of costs in the first nine months of fiscal 2002 associated with the line of credit, which the Company terminated in fiscal 2002. There were no corresponding costs in fiscal 2003. In addition, a reduction in overhead expenses and facility costs as a result of company cost cutting measures amounted to approximately $14,000 of savings in the nine months ended June 28, 2003. These decreases were partially offset by an increase in general and administrative expenses of $63,000 as a result of less billable work being performed by the program management department in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

The decrease in selling costs was primarily attributable to a reduction in travel, payroll and benefit-related costs of approximately $101,000. Reductions in bid and proposal work and a decrease in product demonstration costs for the period reduced costs by approximately $85,000. This decrease was offset by increased third-party sales commissions and marketing contracts totaling $203,000.

Product development costs for the nine months ended June 28, 2003 were $567,000, compared to $993,000 for the same period in fiscal 2002. This decrease of 43% was attributable to the Company’s reduced headcount and a thirty percent salary reduction for most employees of approximately $266,000. There was also an increase in billable contract engineering during the nine month period of fiscal 2003, which decreased product development cost by approximately $40,000. During the nine months ended June 28, 2003 the decrease in internal research and development has also lead to a decrease in manufacturing and program management support costs of approximately $60,000 from the same period in fiscal 2002. In addition, a reduction in overhead expenses and facility costs as a result of company cost-cutting measures amounted to savings of approximately $42,000.

The Company actively sells its contract engineering services in support of funded research and development. The receipt of these contracts is sporadic, however, these contracts can span over several months. In addition to these contracts the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. Current projects include major enhancements to the 3324SE secure telephone and other more modest enhancements of existing products. It is anticipated that cash from operations will fund these research and development activities.

The Company’s net income was $271,000 for the first nine months of fiscal 2003 as compared to a net loss of $1,099,000 for the same period of fiscal 2002. This increase in profitability is attributable to a 33% decrease in operating expenses and a 35% increase in gross profits. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders/ contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 28, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for financial statements where exit or disposal activities are initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company’s adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” Including Indirect Guarantees of Indebtedness of Others, which operates as an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 includes within its scope guarantee contracts that have one or more of four specified characteristics and specifically excludes certain other guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements have been adopted in our financial statements. The impact of FIN 45 on our financial statements and related disclosures were not material.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which is effective for interim and annual financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the interim reporting requirements of SFAS No. 148 and is currently evaluating the transition provisions of SAFS No. 148.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is either, subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, while entities that existed prior to February 1, 2003 must be consolidated as of July 1, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures but does not expect that it will have a material impact.

Liquidity and Capital Resources

Cash and cash equivalents increased by $719,000, or 164%, to $1,157,000 as of June 28, 2003, from a balance of $438,000 at September 28, 2002. This increase was primarily attributable to a decrease in inventory of $194,000 and other current assets of $59,000, an increase in current liabilities of $133,000, and income from operations of $271,000.

As a result of sustaining substantial losses aggregating $8,574,000 in the last four fiscal years, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification with respect to its financial statements for the fiscal year ended September 28, 2002. In addition, the Company’s dependence on cash flow from operations is in turn dependent on the Company’s ability to bring in new orders on a continuing basis. The Company’s revenues have historically been dependent on significant individual transactions with its customers, which include foreign governments and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would have a negative effect on the Company’s operations. The Company believes it has some ability to mitigate this effect through further cost-cutting measures.

The Company is currently dependent on cash flows from operations. We do not anticipate any significant cash flows from investing or financing activities this fiscal year. If revenues were to decline and we are unable to secure any outside financing, we will be forced to furlough or permanently lay off a significant portion of our work force. This will have a material adverse effect on us. Under these circumstances we may not be able to keep all or significant portions of our operations going for a sufficient period of time to enable us to sell all or portions of our assets or operations at other than distressed sale prices.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on today’s product cost structure and operating expenses. We were able to achieve this target in only two of the four quarters in fiscal 2002. However, we have been able to achieve this goal for the past four consecutive quarters, which generated net income of $408,000 and positive cash flow of $509,000 during that period.

Current projections suggest we will be able to achieve this goal for the remainder of fiscal 2003, however, these projections require receipt of several large orders from customers, which can not be assured. Backlog at June 28, 2003 amounted to approximately $960,000. This amount contains an engineering services contract amounting to approximately $725,000. This work will be performed over a twelve-month period of time with billings and cash collections to occur on a monthly basis. The remaining backlog is expected to ship in the fourth quarter of fiscal 2003.

In addition, the receipt of the going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of June 28, 2003, the Company has two outstanding standby letters of credit amounting to $22,000, expiring through December 31, 2003. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on the balance sheet.

The Company does not anticipate any significant capital acquisitions in the remainder of this fiscal year.

On January 1, 2003 the Company entered into a new operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and will reduce cash requirements going forward by approximately $30,000 per year. This is the company’s only facility and houses all manufacturing, research and development and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

Item 3.     Controls and Procedures

Evaluation of disclosure and controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(xx) and 15d-15(x) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-QSB the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    Other Information

Item 1.     Legal Proceedings:

There are no current matters pending.

Item 2.     Changes in Securities and Use of Proceeds:

Not applicable.

Item 3.     Defaults Upon Senior Securities:

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:

None.

Item 5.     Other Information:

None.

Item 6.     Exhibits and Reports on Form 8-K:

a.	Exhibits:

	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

During the quarter the registrant filed a Form 8-K on July 22, 2003, with respect to a change of auditors and two (2) Form 8-K’s on May 6, 2003 and August 6, 2003 regarding news releases on earnings for the quarters ended March 29, 2003 and June 28, 2003, respectively.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

August 11, 2003	By:	/s/ CARL H. GUILD, JR.
Date		Carl H. Guild, Jr. President and Chief Executive Officer

August 11, 2003	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer