Form 10KSB
period 2003-09-27
TECHNICAL COMMUNICATIONS CORP
filed 2003-12-24
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-8588

Technical Communications Corporation

(Name of small business issuer in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip code)

(978) 287-5100

(Issuer’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.10 Par Value

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Total revenue of the registrant for the fiscal year end September 27, 2003 was $4,050,916.

Based on the closing price of the stock as of December 12, 2003, the aggregate market value of the registrant’s Common Stock, par value $ .10 per share, held by non-affiliates of the registrant as of December 12, 2003, was approximately $4,802,081.

The number of shares of the registrant’s Common Stock, par value $ .10 per share, outstanding as of December 12, 2003 was 1,337,395.

Portions of the Company’s definitive Proxy statement dated on or about January 7, 2004 to be delivered to shareholders in connection with the Company’s Annual Meeting of Shareholders to be held February 9, 2004 are incorporated by reference into Part III.

PART I

Item 1. DESCRIPTION OF BUSINESS

Technical Communications Corporation (TCC or the Company) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. However, since the late 1960s its business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 100 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

OVERVIEW

The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment that is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.

TCC historically and presently designs and develops its own equipment and software to meet the requirements of general secure communications applications, as well as the custom-tailored requirements of specific users. Management believes the coordinated development of cryptographic software and associated hardware allows TCC to provide high-strength encryption security with efficient processing and transmission. Both criteria, the Company believes, are essential to customer satisfaction.

TCC manufactures most of its own products using multiple vendors for the supply of components and selected processing with final assembly, software loading, testing and quality assurance being performed by TCC at its factory. This manufacturing approach allows TCC to competitively procure the components from multiple sources of supply while maintaining control of the performance of the final product.

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors since the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. The Company sells its products directly to end-users as well as through resellers, commissioned representatives and system integrators. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the TCC product benefits and close the sale covering many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides liaison with the Company’s customer support services.

As a result of sustaining substantial losses aggregating $8,574,000 in the four fiscal years prior to fiscal 2003, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past five consecutive quarters, during which period TCC generated net income of $594,000 and positive cash flow of $450,000. The streamlining of operations, which began at the end of fiscal 2001, resulted in the reduction of operating expenses of approximately $800,000 in fiscal 2003. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal 2004.

The worldwide market for our Government Systems products remains a principal focus for TCC as the Company believes expanding concerns with security will generate demand for increased protection of both voice and data networks. Management plans selected, evolutionary upgrades to government/military products both to meet new requirements of the market and to provide entry into new markets. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to meet unique customer requirements will meet a growing demand as governments become more sophisticated in defining their communications security needs.

Driven by the belief that the newly formed Homeland Security Department will promulgate requirements for the protection of “sensitive” voice communications, TCC is developing new versions of its family of secure telephones, which we anticipate will meet the cost and technical requirements of this market. The Company believes that domestic secure communications requirements will grow, requiring secure point-to-point communication, multi-point secure conferencing, secure broadcast of fax and data and secure mobile communications. We anticipate the federal government’s implementation of national security plans will likely stimulate the demand for this equipment and related services and provide the funding for their acquisition and deployment.

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. During recent years, the controls have been relaxed and the procedure for obtaining the applicable license, from either the Department of Commerce or Department of State, is straightforward. Many of TCC’s products can be sold under existing “blanket” licenses. Some products and end-users must be submitted for specific approval. A more detailed discussion of the licensing process is included below in the “Regulatory Matters” section.

Products

The products described below are currently available and provide communications security solutions for mission-critical networks, voice and facsimile, centralized key and device management, and military ciphering applications.

The Government Systems product line has traditionally been the Company’s core product base and has generated the majority of revenue for the Company in recent years. They have proven to be highly durable products, which have led to significant repeat business from our customers. The Company believes that these products and their derivatives will continue to be the significant source of future revenues.

The Company’s Secure Office Systems products were originally acquired through an asset purchase from a subsidiary of AT&T. These products have produced modest revenues since their acquisition. Although these products are readily available and still profitable, demand for them has diminished in recent years. We will continue to offer these products from our existing inventory, which we anticipate will be sufficient for several more years.

Our Network Security Systems products are relatively new products for the Company. A substantial investment in research and development in recent years has created this product line. Although we believe this to be a competitive product line, the demand for this product has been difficult to establish. The strong competition in this market area coupled with weak overall demand for network security products both domestically and overseas has hampered the Company’s efforts to develop an active and consistent market for these products. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.

Government Systems

The Company’s High Speed Data Encryptor is a rugged military system that provides a maximum level of cryptographic security for data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and integrates into existing networks. Reliable secure communication is ensured with communication synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems.

The Company’s Narrowband Radio Security family of products provides strategic security for voice and data communications sent over HF (high frequency), VHF (very high frequency) and UHF (ultra high frequency) channels. Designed for military environments, we believe these products provide high voice quality over poor line connections making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options and the products are compatible with the Company’s secure telephone to enable “office-to-field” communications.

The Company’s Secure Telephone, Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The product has a fallback mode, which was originally developed for poor high frequency channels. As a result, secure communications are possible even over poor line conditions. TCC’s high level encryption and automated key distribution system protects sensitive information, and internal storage of 400 keys provides hands-off security.

Secure Office Systems

The Company’s Secure Portable Telephone Attachment may be placed between any telephone and handset worldwide to provide high-end digital security. The attachment is small and portable, operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

The Company’s Fax Security System is a secure, automatic transmission fax system that connects to any standard facsimile machine. Security protection is achieved using key technology, which provides randomly generated keys that are unique to each communication session. Open and closed networks are supported by the device to enable an open exchange of secure documents in the industrial marketplace or restrict secure communications to only authorized parties in highly confidential or government applications.

The Company’s Executive Secure Telephone offers strategic level voice and data security in a full-featured executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control.

Network Security Systems

The CipherONE™ family of Network Security Systems consists of high-speed, high-performance hardware and software-based encryption products for local area network, wide area network and Internet applications and includes a network security management system.

All of the systems have been designed for complete node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, thereby protecting the user’s investment. Network transparent, the products support U.S. government-backed and proprietary encryption algorithms as well as industry standards specifications for security key management.

The Company’s Frame Relay Network Encryptor is a high-speed end-to-end frame relay encryption system and is configured locally with Cipher Site Manager or remotely with KEYNET.

The Company’s IP Network Encryptor provides encryption security at the Internet Protocol layer and is configured locally with Cipher Site Manager or remotely with KEYNET.

The Company’s KEYNET Network Security Management is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire CipherONE™ Security Systems Network, including those on mixed networks. KEYNET has an intuitive graphical user interface, making it easy to use. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics and performs automatic polling and alarms from a central and remote location. KEYNET also provides instant alarm notification. These high security measures facilitate central management while maintaining security for mission-critical networks worldwide.

Competition

The Company has several competitors, including foreign-based companies, in the communications security device field. Many of these competitors are companies that have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Thales Plc, Motorola Inc., General Dynamics, Omnisec AG, Cisco Systems, SafeNet, Inc. and Alcatel.

The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors.

Many of TCC’s competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers than TCC. Competitors with greater financial resources can be more aggressive in marketing campaigns and sustained price reductions in order to gain market share. Any period of sustained price reductions in TCC products would have a material adverse effect on its financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on its financial condition and results of operations.

Sales and Backlog

In fiscal year 2003, the Company had three customers representing 50% of total net sales. These sales consisted of an ongoing development contract with the U.S. government, which represented 20% of sales, a sale to a customer in Italy for Bulk Encryptors amounting to 17% of sales and the sale of secure telephones to a South American government representing 13% of sales. In fiscal year 2002, the Company had two customers representing 35% of total net sales. These sales consisted of a sale to a domestic company integrating our Radio Encryptors for use by certain foreign governments amounting to 23% of sales and a direct sale to a foreign government in the Middle East for our Radio Encryptors and Fax Encryptors representing 12% of sales.

The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives and distributors. International sales are made primarily through our main offices. We seldom have long-term contractual relationships with our customers and, therefore, generally have no assurance of a continuing relationship within a given market.

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is within twelve months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog for continuing operations as of September 27, 2003 and September 28, 2002 was approximately $500,000 and $150,000, respectively.

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

The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce, which licenses the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure U.S. government export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. During recent years, the controls have been relaxed and the procedure for obtaining the applicable license from either the Department of Commerce or the Department of State (depending on the U.S. government’s determination of jurisdiction) is well documented. The Company submits a license request application which contains information pertaining to: the type of equipment being sold; detailed technical description (if required); the buyer; the end-user and use; quantity; and destination location. The appropriate departments of the U.S. government review the application and a licensing decision is provided to the Company. Pursuant to the receipt of the license, the Company may ship the product. Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities, commercial users). The Company has obtained “blanket” licenses for its secure telephone, office products and its family of network encryptors. Licenses for sales of some products and/or to certain end users must be submitted for specific approval. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. This trend is driven by the U.S. government’s recognition of the technology available from foreign sources and the need to allow U.S. corporations to compete in foreign markets. There has been no evidence that the export regulations will be tightened. However, should the regulations become more restrictive, it would have a negative effect on the Company’s international business.

Manufacturing and Technical Expertise

TCC has several manufacturing subcontractors and suppliers that provide outside processing of electronic circuit boards, fabrication of metal components, and supply of electronic components. For the majority of purchased materials and services, TCC has multiple suppliers that are able to deliver materials and services under short-term delivery purchase orders. Payment is typically made after delivery, based upon standard credit arrangements. For a small minority of parts, there are limited sources of supply. In such cases TCC monitors source availability and usually stocks long-term requirements to assure manufacturing continuity. Notwithstanding the Company’s efforts to maintain material supplies, shortages of material can and do develop, necessitating delays in production, significant engineering development effort to find alternative solutions and, if production cannot be maintained, the discontinuation of the effected product design.

The Company subcontracts a large portion of its manufacturing operations. Many of the components used in the Company’s products are standard components available from more than one supplier. The Company has, or believes that it could develop without significant delay, alternative sources for almost all materials and components used in the manufacture of its products. The Company’s internal manufacturing process consists primarily of adding critical components, final assembly, quality control, testing and system burn-in. Delivery time varies depending on the products and options ordered.

The Company’s technological expertise and experience, including certain proprietary rights, which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company has a number of trademarks for various products, none of which are material to the conduct of TCC’s business.

TCC has an on-going technology license for communications protocol software used in the CipherONE™ family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost effect of this license is considered not material.

TCC has been designing and producing secure, cryptography-based communications systems for over 40 years, during which time the Company has developed many technology techniques and practices. This expertise and experience is in the areas of cryptographic algorithm design and implementation, key distribution and management systems, cryptographic processors, voice and fax encryption and electronic hardware design. TCC relies on its internal technical expertise and experience, which TCC considers to be proprietary. These proprietary technologies are owned by TCC, are under TCC’s control, and have been documented consistent with standard engineering practices. It is estimated that the majority of sales during the past two years and during the next two years will be of products that are based upon TCC proprietary designs.

Such technological experience and expertise is important as it enables an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. However, TCC’s practices governing the internal documentation of design data mitigate some of the risk associated with the loss of personnel who are skilled in the core competencies described above.

With the exception of the license referred to above, TCC has no third party rights upon which the Company relies. Sales of the products associated with this license have not been and are not anticipated to be significant to the Company’s revenues.

Research and Development

Research and development is undertaken by the Company on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel. During the twelve-month periods ended September 27, 2003 and September 28, 2002, the Company spent $567,000 and $1,167,000, respectively, on product development. In addition, the Company accepts product development work on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

During fiscal 2003, the majority of product development efforts were focused on billable work. Contract engineering services work accounted for approximately $800,000 of revenue for the year ended September 27, 2003. This revenue was primarily generated under a contract with the U.S. government. This contract will be completed in fiscal 2004.

The Company also continued its development to upgrade the Secure Telephone, Fax and Data system, which it began in fiscal 2002, with additional design changes and improvements. This product is essentially ready for production; however, due to a lack of demand in the near term, production plans have been put on hold. Although we believe the product is ideal for the Homeland Security efforts, this market is taking longer to develop and any future purchases are difficult to predict. We will continue to develop and market this product for Homeland Security purposes, but will also begin marketing it into our traditional international government markets.

Subsequent to year end, the Company received an order from a foreign government to upgrade its encryption algorithm. This program is expected to be completed by the end of fiscal year 2004 or early in fiscal year 2005.

During fiscal 2002, the majority of TCC’s research and development effort was focused on the completion of a major upgrade to the Secure Telephone, Fax and Data system. The upgraded telephone was released to production and has replaced the prior version. A companion project was initiated to develop a newer version of the telephone, which includes the U.S. government approved Advanced Encryption Standard, U.S. government standards compliance with federal specifications, and a commercially competitive price. This telephone has been developed through the prototype phase and is currently being prepared for initial production.

TCC is also currently reviewing the application of our products in new areas including multi-point secure conferencing and wireless communications.

Other than those stated above, there are no plans for major product development in fiscal 2004.

Employees

As of September 27, 2003, the Company employed one part-time and 21 full-time persons. The Company believes that its relationship with its employees is good.

Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2003 and 2002 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

The Company utilizes the services of sales representatives, consultants and distributors in connection with foreign sales. Typically, representatives are paid commissions and consultants are paid fixed amounts on a stipulated schedule in return for services rendered. Distributors are granted discounted pricing.

The export from the United States of many of the Company’s products may require the issuance of a license by the Department of State under the Arms Export Control Act of 1976, as amended, or by the Department of Commerce under the Export Administration Act as kept in force by the International Emergency Economic Powers Act of 1977, as amended.

In fiscal years 2003 and 2002, sales to international customers accounted for approximately 57% and 58%, respectively, of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements
•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
•	fluctuations in foreign currency exchange rates
•	delays in placing orders
•	the complexity and necessity of using foreign representatives and consultants
•	the uncertainty of the ability of foreign customers to finance purchases
•	uncertainties and restrictions concerning the availability of funding credit or guarantees
•	imposition of tariffs or embargoes, export controls and other trade restrictions
•	the difficulty of managing and operating an enterprise spanning several countries
•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad
•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Item 2. DESCRIPTION OF PROPERTY

On January 1, 2003 the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Dr, Concord, MA. The property is approximately 23 years old, well maintained and in good condition. The Company has been a tenant in this space since 1983. This is the company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

The Company does not have any current policies regarding investing in real estate. The Company has not in the past nor is it contemplating investing in real estate in the near future.

Item 3. LEGAL PROCEEDINGS

There are no current legal matters pending against TCC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for vote during the fourth quarter.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, $ .10 par value per share, is traded on the over-the-counter bulletin board, under the symbol “TCCO.OB”. The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The NASDAQ Stock Market, Inc. has furnished the over-the-counter market quotations.

		Price
Title of Class	Quarter Ending	Low	High
Common Stock, $.10 par value
	9/27/2003	$0.80	$2.80
	6/28/2003	0.52	1.05
	3/29/2003	0.32	0.95
	12/28/2002	0.25	0.65

	9/28/2002	$0.35	$0.85
	6/29/2002	0.75	1.52
	3/30/2002	0.98	2.20
	12/29/2001	0.76	2.18

The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. As of December 12, 2003, there were approximately 1,000 record holders of our Common Stock. On December 12, 2003, the closing price of the Common Stock was $3.75.

The Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on September 23, 2002.

During 1995 the Company established the Technical Communications Corporation 1995 Employees’ Stock Purchase Plan (the Plan) which is available to all employees who have at least one year of continuous employment with TCC, work more than 20 hours per week or more than five months per year, and whose ownership will not exceed 5% as a result of participation in the Plan. The plan allows for employees to purchase common stock of the Company at a discounted price through payroll withholdings. The purchase price is 85% of the lesser of the Market Value of the Company’s common stock as of the grant date or the exercise date. For Section 16 participants, the purchase price is the average of the Market Value of the Company’s common stock as of the grant date and the exercise date. Market Value is defined as, of a particular date, the last sale price of our common stock if quoted on an exchange or, if not so quoted, the average of bid and asked prices for the common stock last quoted by Nasdaq in the over-the-counter market. The Plan has 100,000 shares authorized for distribution of which 42,561 are still available for issuance. The Plan is administered by the Company’s Board of Directors, and expires on September 30, 2005

See also the discussion of the Company’s stock option plans included in footnote 2 to the Company’s financial statements at and as of September 27, 2003.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and the results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion in this Form 10-KSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 27, 2003.

Overview

The Company is in the business of designing, manufacturing, marketing and selling communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

As a result of sustaining substantial losses aggregating $8,574,000 in the four fiscal years prior to 2003, the continued use of cash in our operations and the significant decline in our sales volume in recent years, the Company received a going concern qualification on its financial statements for the year ended September 28, 2002.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past five consecutive quarters, during which period TCC generated net income of $593,000 and positive cash flow of $450,000. The streamlining of operations, which began at the end of fiscal 2001, resulted in the reduction of operating expenses of approximately $800,000 in fiscal 2003. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal 2004.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulleting No.101, “Revenue Recognition”. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones and retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales.

Inventory

We value our inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.3 million as of September 27, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in these foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Results of Operations

Year ended September 27, 2003 as compared to Year ended September 28, 2002

Net sales for the years ended September 27, 2003 and September 28, 2002 were $4,051,000 and $3,717,000, respectively. Sales for fiscal 2003 consisted of $1,735,000, or 43%, from domestic sources and $2,316,000, or 57%, from international customers as compared to fiscal 2002, which consisted of $1,567,000, or 42%, from domestic sources and $2,150,000, or 58%, from international customers.

Foreign sales consisted of shipments to over 26 different countries during the year ended September 27, 2003 and 25 different countries during the year ended September 28, 2002. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2003	2002
Italy	$686,000	$—
Columbia	512,000	273,000
Mauritania	264,000	—
Egypt	91,000	454,000
Jordan	21,000	472,000
Other	742,000	952,000

	$2,316,000	$2,151,000

Sales for fiscal year 2003 included three major orders; a single order shipped to a customer in Italy, for ultimate deployment into the middle east, for our high-speed bulk encryptors amounting to $686,000; two orders for our secure telephone, fax and data encryptors sold into South America for use by the governments totaling $637,000 and a single order of $264,000 for various data, voice and narrowband radio encryptors shipped to an African nation.

The Company also sold narrowband radio encryptors to nine different customers totaling $659,000, of which $459,000 was to domestic customers and $200,000 for foreign use. The domestic sales consisted of $227,000 sold to commercial manufacturing companies for integration and resale and $202,000 to various U.S. government agencies and departments. The foreign sales consisted of $76,000 sold for use by a South American government and $67,000 sold to an African nation. Additionally, the Company received an order this year to provide engineering services to a U.S. government agency. Revenue recorded under this program during fiscal 2003 amounted to $652,000 and total revenue from engineering services amounted to $796,000 in fiscal 2003.

Other fiscal year 2003 sales included $432,000 of our secure office systems product line, $111,000 of which was a sale of our executive secure telephone sold to a commercial manufacturing company for resale to an African nation and a sale of our fax encryptors into the Middle East amounting to $91,000.

During fiscal year 2002 the Company sold $1,053,000 of our secure telephone, fax and data encryptors to eight different foreign customers. These foreign sales primarily consisted of $581,000 sold into the Middle East, $226,000 sold into South America and $160,000 sold to the Far East. The Company also sold $1,672,000 of narrowband radio encryptors of which $1,279,000 was for domestic use by five different customers and a sale to a customer in the Middle East amounting to $350,000. The domestic sales consisted of $846,000 sold to a commercial manufacturing company for integration and resale and $309,000 to various U.S. government agencies and departments. In addition, a sale of secure telephone attachments into the Far East amounted to $191,000 and the sale of our fax encryptors into the Middle East amounted to $104,000.

Gross profit for fiscal year 2003 was $2,505,000 as compared to $2,254,000 in fiscal year 2002, an increase of 11%. This increase in gross profit was primarily attributable to higher sales volume and a mix of sales with higher gross margins during fiscal 2003. Gross profit expressed, as a percentage of sales was 62% in fiscal year 2003 compared to 61% in the prior year. A higher gross margin on the high-speed bulk encryptor products was primarily responsible for the improved gross margin percentage. Higher gross margins on sales of secure telephones and radio encryptors also contributed to the improved gross margin percentage. These higher gross margin sales were partially offset by lower gross margins on engineering services revenue. Engineering services revenue contributed an additional $333,000 to gross profit in fiscal year 2003 as compared to fiscal year 2002.

Selling, general and administrative expenses for fiscal year 2003 were $1,490,000 as compared to $2,063,000 in fiscal year 2002, a decrease of 28%. This decrease was attributable to a decrease in selling costs of approximately $76,000 and a decrease in general & administrative costs of approximately $497,000.

The decrease in selling costs was primarily attributable to a reduction in travel, payroll and benefit-related costs of approximately $102,000. Reductions in bid and proposal work and a decrease in product demonstration costs for the period also reduced costs by approximately $134,000. In addition, a reduction in overhead expenses and facility costs as a result of company cost cutting measures amounted to approximately $39,000 of savings in 2003. Increased third-party sales commissions and marketing contracts offset this decrease by $207,000.

The decrease in general and administrative costs was attributable to a $303,000 decrease in personnel-related costs associated with a reduced headcount and a thirty percent salary reduction for most employees. Also, there was a cost of $178,000 in fiscal year 2002 associated with a line of credit, which the Company terminated in fiscal year 2002. There were no corresponding costs in fiscal year 2003. In addition, a reduction in overhead expenses and facility costs as a result of company cost-cutting measures amounted to savings of approximately $21,000 in fiscal year 2003.

Product development costs for the fiscal year ended September 27, 2003 were $567,000, compared to $1,167,000 for fiscal year 2002. This decrease of 51% was attributable to the Company’s reduced headcount and a thirty percent salary reduction for most employees of approximately $278,000. There was also an increase in billable contract engineering during fiscal year 2003, which decreased product development cost by approximately $164,000. During the fiscal year ended September 27, 2003, the decrease in internal research and development has also lead to a decrease in manufacturing and program management support costs of approximately $82,000 as compared to fiscal year 2002. In addition, a reduction in overhead expenses and facility costs as a result of company cost-cutting measures amounted to savings of approximately $100,000. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal year 2003 the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $800,000 of revenue for the fiscal year ended September 27, 2003. This revenue was primarily generated under a program with the U.S. government. This contract will be completed in fiscal year 2004.

The Company also continued its development to upgrade its Secure Telephone, Fax and Data system, which it began in fiscal 2002, with additional design changes and improvements. This product is essentially ready for production; however, due to a lack of demand in the near term, production plans have been put on hold. Although we believe the product is ideal for the Homeland Security efforts, this market is taking longer to develop and any future purchases are difficult to predict. We will continue to develop and market this product for Homeland Security purposes, but will also begin marketing it into our traditional international government markets.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities either billable or new product related will require additional resources which we may not be able to fund through cash from operations. We believe that in the long term, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient the Company will look to other sources of financing including debt and/or equity investments.

Subsequent to year end, the Company received an order from a foreign government to upgrade its encryption algorithm. This program is expected to be completed by the end of fiscal year 2004 or early in fiscal year 2005.

TCC is also currently reviewing the application of our products in new areas including multi-point secure conferencing and wireless communications.

The Company’s net income was $457,000 for fiscal year 2003 as compared to a net loss of $962,000 for fiscal year 2002. This increase in profitability is attributable to a 36% decrease in operating expenses and a 11% increase in gross profits. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 27, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which operates as an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 includes within its scope guarantee contracts that have one or more of four specified characteristics and specifically excludes from its scope certain other guarantee contracts. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The impact of FIN 45 on our financial statements and related disclosures was not material.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46),”Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, the FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures, but do not expect that it will have a material impact.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 in fiscal 2003 and the impact on our financial statements was not material.

Liquidity and Capital Resources

Cash and cash equivalents increased by $660,000, or 151%, to $1,098,000 as of September 27, 2003, from a balance of $438,000 at September 28, 2002. This increase was primarily attributable to a decrease in inventory of $182,000 and other current assets of $54,000, an increase in current liabilities of $110,000, and income from operations of $448,000.

As a result of sustaining substantial losses aggregating $8,574,000 in the four fiscal years prior to 2003, the continued use of cash in our operations and the significant decline in our sales volume during those years, the Company received a going concern qualification with respect to its financial statements for the fiscal year ended September 28, 2002.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past five consecutive quarters, during which period TCC generated net income of $594,000 and positive cash flow of $450,000. The streamlining of operations, which began at the end of fiscal year 2001, resulted in the reduction of operating expenses of approximately $800,000 in fiscal year 2003. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal year 2004.

The $1 million engineering services order received in March of 2003 has generated approximately $652,000 of revenue this fiscal year and has also contributed to earnings by reducing product development costs by $300,000, as these expenses were charged to cost of goods sold. This consistent source of cash flow is expected to continue in fiscal 2004 as we complete this project and at the same time begin work on a new development order received from a foreign customer in October 2003. The work on these two programs is expected to be completed in fiscal 2004 with billings and cash collections to occur on a regular basis.

Backlog at September 27, 2003 amounted to approximately $500,000. This amount contains the balance of the engineering services contract received in March 2003 amounting to approximately $348,000. The remaining backlog is expected to ship in the first quarter of fiscal year 2004. Since September 27, 2003, the Company has received orders of approximately $1,900,000, which includes the order for engineering services totaling $1 million discussed above. Excluding that program, the remaining orders will ship over the first two quarters of fiscal year 2004 depending on customer requirements and product availability.

As a result, based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2004. Further, based on our progress during the past five quarters, we are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these further goals can be achieved.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of September 27, 2003, the Company had two outstanding standby letters of credit amounting to $22,000, expiring through March 31, 2004. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on our balance sheet.

The Company does not anticipate any significant capital expenditures during fiscal 2004.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and will reduce cash requirements going forward by approximately $30,000 per year. This is the company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

Item 7. FINANCIAL STATEMENTS

See the index to the Financial Statements and Schedules under Part III, Item 13, in this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 16, 2003, Grant Thornton LLP resigned as the independent public accountants of the Company. The report of Grant Thornton LLP on the financial statements for the past fiscal year contained an opinion qualified as to the Company’s ability to continue as a going concern. In connection with that audit and through July 16, 2003 there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference thereto in their report on the financial statements for such year. During the most recent fiscal year and through July 16, 2003, there have been no reportable events (as defined in Regulation S-B Item 304.

The Company retained Vitale, Caturano & Company P.C. as its independent public accountants, effective July 17, 2003. The Company did not consult with Vitale, Caturano & Company P.C. during the Company’s most recent fiscal year and any subsequent interim period prior to engaging them regarding matters that were or should have been subject to Statement on Auditing Standard No. 50 or any subject matter of a disagreement or reportable event with the Company’s former accountant. The audit committee of the Company’s Board of Directors approved the engagement of Vitale, Caturano & Company P.C.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

The Company has adopted a Code of Ethics, which applies to all its employees including its senior executives and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(1)	The following Consolidated Financial Statements, Notes thereto and Independent Auditors’ Reports of the Company are filed on the pages listed below, as part of Part II, Item 7 of this report:

(3)	List of Exhibits

3.1	Articles of Organization of the Company (1)

3.2	By-laws of the Company (2)

10.1	Employment Agreement for Carl H. Guild, Jr. (3)

10.2	Standstill Agreement (3)

10.3	Loan and security agreement, dated July 31, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank (4)

10.4	Amendment to Loan and Security Agreement, dated December 28, 2000 between the Company and Coast Business Credit, a division of Southern Pacific Bank (4)

10.5	Employment Agreement for Michael P. Malone (6)

10.6	Employment Agreement for John I. Gill (6)

10.7	Second Amendment to Loan and Security Agreement, dated August 13, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank (5)

10.8	Third Amendment to Loan and Security Agreement, dated December 27, 2001 between the Company and Coast Business Credit, a division of Southern Pacific Bank (5)

10.9	Amendment to Employment Agreement between the Company and Carl H. Guild Jr. (7)

10.10	1995 Employee Stock Purchase Plan (8)

10.11	2001 Stock Option Plan (9)

10.12	Standard Form Commercial lease

21	List of Subsidiaries of the Company

23.1	Consent of Vitale, Caturano and Company P.C.

23.2	Consent of Grant Thornton LLP

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant

Footnotes:

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on December 1, 1969
(2)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998.
(3)	Incorporated by reference to the Company’s Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998.
(4)	Incorporated by reference to the Company’s Annual Report for 2000 Form 10-K, filed with the Securities and Exchange Commission on December 29, 2000.
(5)	Incorporated by reference to the Company’s Annual Report for 2001 Form 10-K, filed with the Securities and Exchange Commission on December 28, 2001.
(6)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001.
(7)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001.

Reports on Form 8-K

During the fourth quarter of our fiscal year 2003, the Company filed a Form 8-K on July 22, 2003, with respect to a change of auditors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2003.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President Chairman of the Board, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CARL H. GUILD, JR. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 23, 2003

/s/ MICHAEL P. MALONE Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2003

/s/ MITCHELL B. BRISKIN Mitchell B. Briskin	Director	December 23, 2003

/s/ DAVID A. B. BROWN David A. B. Brown	Director	December 23, 2003

/s/ ROBERT T. LESSARD Robert T. Lessard	Director	December 23, 2003

/s/ THOMAS E. PEOPLES Thomas E. Peoples	Director	December 23, 2003

Technical Communications Corporation

Consolidated Balance Sheets

September 27, 2003 and September 28, 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,097,847	$437,693
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	269,892	271,959
Inventories	1,189,284	1,371,365
Other current assets	101,031	154,733

Total current assets	2,658,054	2,235,750

Equipment and leasehold improvements	4,971,395	4,939,762
Less accumulated depreciation	(4,862,241)	(4,755,262)

Equipment and leasehold improvements, net	109,154	184,500

	$2,767,208	$2,420,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,821	$189,446
Accrued liabilities:
Compensation and related expenses	61,390	55,208
Other	416,562	449,359

Total current liabilities	583,773	694,013

Stockholders’ equity
Common stock - par value $.10 per share; authorized 3,500,000 shares, issued 1,337,627 and 1,333,185 shares at September 27, 2003 and September 28, 2002, respectively	133,763	133,319
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,376,088	1,375,847
Retained earnings	675,518	219,005

Total stockholders’ equity	2,183,435	1,726,237

	$2,767,208	$2,420,250

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Operations

Years Ended September 27, 2003 and September 28, 2002

	2003	2002
Net sales	$4,050,916	$3,717,302
Cost of sales	1,545,972	1,463,447

Gross profit	2,504,944	2,253,855

Operating expenses:
Selling, general and administrative expenses	1,489,735	2,063,297
Product development costs	566,953	1,167,435

Total operating expenses	2,056,688	3,230,732

Operating income (loss)	448,256	(976,877)
Other income (expense)
Investment income	5,874	13,656
Interest expense	(1,833)	(1,366)
Other	4,216	2,619

Total other income	8,257	14,909

Net income (loss) before income taxes	456,513	(961,968)

Provision for income taxes	—	—

Net income (loss)	$456,513	$(961,968)

Net income (loss) per common share
Basic	$0.34	$(0.72)
Diluted	$0.34	$(0.72)
Weighted average shares
Basic	1,336,703	1,331,238
Diluted	1,342,863	1,331,238

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Cash Flows

Years Ended September 27, 2003 and September 28, 2002

	2003	2002
Operating activities:
Net income (loss)	$456,513	$(961,968)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	106,979	184,803

Changes in current assets and current liabilities:
Accounts receivable	2,067	(204,727)
Inventories	182,081	(109,757)
Other current assets	53,702	201,104
Accounts payable and accrued liabilities	(110,240)	(283,646)

Cash provided by (used for) operating activities	691,102	(1,174,191)

Investing activities:
Additions to equipment and leasehold improvements	(31,633)	(18,264)

Cash used for investing activities	(31,633)	(18,264)

Financing activities:
Proceeds from stock issuance	685	11,233

Cash provided by financing activities	685	11,233

Net increase (decrease) in cash and cash equivalents	660,154	(1,181,222)
Cash and cash equivalents at beginning of year	437,693	1,618,915

Cash and cash equivalents at end of year	$1,097,847	$437,693

Supplemental disclosures:
Interest paid	$1,834	$1,366
Income taxes paid (net of refunds received)	3,656	3,975

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended September 27, 2003 and September 28, 2002

	2003	2002
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,333,185	1,323,328
Issuance of shares to ESPP participants	1,942	6,857
Exercise of stock options	2,500	3,000

Ending balance	1,337,627	1,333,185

Common stock at par value:
Beginning balance	$133,319	$132,333
Issuance of shares to ESPP participants	194	686
Exercise of stock options	250	300

Ending balance	133,763	133,319

Additional paid-in capital:
Beginning balance	1,375,847	1,365,600
Issuance of shares to ESPP participants	466	6,377
Exercise of stock options	—	4,140
Issuance of below market value stock options	(225)	(270)

Ending balance	1,376,088	1,375,847

Retained earnings:
Beginning balance	219,005	1,180,973
Net loss	456,513	(961,968)

Ending balance	675,518	219,005

Treasury stock:
Beginning balance	(1,934)	(1,934)

Ending balance	(1,934)	(1,934)

Total stockholders’ equity	$2,183,435	$1,726,237

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Company Operations

Technical Communications Corporation incorporated in 1961 in Massachusetts, and its wholly-owned subsidiary operates in one industry segment: the design, development, manufacture, distribution, marketing and sale of communications security devices and systems worldwide.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through further cost cutting measures.

As a result of sustaining substantial losses aggregating $8,574,000 in the four fiscal years prior to fiscal 2003, the continued use of cash in our operations and the significant decline in our sales volume during those years, the Company received a going concern qualification with respect to its financial statements for the fiscal year ended September 28, 2002.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past five consecutive quarters, during which period TCC generated net income of $594,000 and positive cash flow of $450,000. The streamlining of operations, which began at the end of fiscal year 2001, resulted in the reduction of operating expenses of approximately $800,000 in fiscal year 2003. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal year 2004.

As a result, based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2004. Further, based on our progress during the past five quarters, we are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these further goals can be achieved.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TCC Investment Corp., a Massachusetts corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements (continued)

Inventories

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

Long-lived Assets

The Company accounts for Long-Lived Assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recognition of Revenue

The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulleting No.101, “Revenue Recognition”. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales.

Stock-Based Compensation

At an August 2001 Board of Directors Meeting, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan (the 2001 Plan) to replace the 1991 Stock Option Plan (discussed below), which had by its terms expired. The Company reserved 350,000 shares of common stock for issuance under the 2001 Plan to employees. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In 1992 the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the 1991 Plan). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997 the Company increased the allocated shares under the 1991 Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148) which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.

The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

	September 27, 2003	September 28, 2002
Net income (loss), as reported	$456,513	$(961,968)

Stock-based employee compensation determined under fair-value method	123,789	85,679

Pro forma net income (loss)	$332,724	$(1,047,647)

Basic income (loss) per share
As reported	$0.34	$(0.72)
Pro forma	$0.25	$(0.79)

Diluted income (loss) per share
As reported	$0.34	$(0.72)
Pro forma	$0.25	$(0.79)

Notes to Consolidated Financial Statements (continued)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.0% and expected life equal to 5 years for 2003 and 2002, expected volatility of 172% and 152% in 2003 and 2002, respectively, and an expected dividend yield of 0%.

Because the method prescribed by SFAS 148 has not been applied to options granted prior to September 1, 1994, the resulting pro forma compensation expense may not be representative of the amount to be expensed in future years. Pro forma compensation expense for options granted is reflected over the vesting period; future pro forma compensation expense may be greater as additional options are granted.

A summary of the Company’s stock option activity is as follows:

	September 27, 2003		September 28, 2002
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding, beginning of year	393,799	$3.82	301,569	$4.96
Options granted:
Option Price = Fair Market Value	151,700	$0.99	84,500	$0.90
Option Price < Fair Market Value	7,500	$0.54	19,000	$0.56
Options exercised	(2,500)	$0.01	(3,000)	$0.01
Options forfeited	(50,424)	$1.93	(8,270)	$9.51

Options outstanding, end of year	500,075	3.12	393,799	$3.82

Options exercisable	379,202	3.74	292,799	$4.57
Weighted average fair value per share of options granted during the year		$0.98		$0.84

The following summarizes certain data for options outstanding at September 27, 2003:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding, end of year:	$0.01 - $ 1.00	220,500	$0.93	8.0
	$1.01 - $ 2.00	17,200	$1.60	4.0
	$2.01 - $ 3.00	36,000	$2.19	7.1
	$3.01 - $ 4.00	112,000	$3.96	4.8
	$4.01 - $ 5.00	22,000	$4.96	4.6
	$5.01 - $10.00	76,875	$6.64	3.8
	$10.01 - $15.00	14,800	$11.91	2.9
	$15.01 - $20.00	700	$15.37	0.1

		500,075	$3.12	6.1

Options exercisable, end of year:	$0.01 - $ 1.00	114,227	$0.92
	$1.01 - $ 2.00	15,250	$1.60
	$2.01 - $ 3.00	26,750	$2.18
	$3.01 - $ 4.00	111,000	$3.96
	$4.01 - $ 5.00	21,200	$4.97
	$5.01 - $10.00	75,275	$6.63
	$10.01 - $15.00	14,800	$11.91
	$15.01 - $20.00	700	$15.37

		379,202	$3.74

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the fiscal year 2003 presentation.

Income Taxes

The Company records income tax expense (benefit) in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method in accounting for income taxes. Under the asset/liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting basis and tax basis of assets and liabilities.

Warranty Costs

The Company provides for warranty costs at the time of sale based upon historical experience.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable—the carrying amount of these assets and liabilities on the Company’s consolidated balance sheet approximates their fair value because of the short-term nature of these instruments.

Earnings (Loss) per Share (“EPS”)

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

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal years 2003 and 2002 ended on September 27, 2003 and September 28, 2002, respectively, and each included 52 weeks.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and “other comprehensive income”. There were no “other comprehensive income” items during fiscal year 2003 and 2002.

Operating Segments

The Company reports on operating segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 established standards for the way that public companies report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment.

Notes to Consolidated Financial Statements (continued)

Newly Issued Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which operates as an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 includes within its scope guarantee contracts that have one or more of four specified characteristics and specifically excludes from its scope certain other guarantee contracts. Additionally, certain guarantees are not subject to FIN 45’s provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The impact of FIN 45 on our financial statements and related disclosures were not material.

In January 2003, FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” (FIN 46), FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures, but do not expect that it will have a material impact.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 in fiscal 2003 and the impact on our financial statements was not material.

(3) Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted EPS were calculated as follows:

	September 27, 2003	September 28, 2002
Net Income (Loss)	$456,513	$(961,968)

Average Shares Outstanding - Basic	1,336,703	1,331,238
Dilutive effect of stock options	6,160	—

Weighted Average Shares - Diluted	1,342,863	1,331,238

Basic Income (Loss) Per Share	$0.34	$(0.72)
Diluted Income (Loss) Per Share	$0.34	$(0.72)

Notes to Consolidated Financial Statements (continued)

Outstanding potentially dilutive stock options which were not included in the above calculations for the respective fiscal years, because they were anti-dilutive, were as follows: 493,915 in fiscal year 2003 and 393,799 in fiscal year 2002.

(4) Inventories

Inventories consist of the following:

	September 27, 2003	September 28, 2002
Finished goods	$280,959	$355,098
Work in process	222,588	497,774
Raw materials and supplies	685,737	518,493

Total inventories	$1,189,284	$1,371,365

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 27, 2003	September 28, 2002	Estimated Useful Life
Engineering and manufacturing equipment	$2,543,822	$2,538,882	3-8 years
Demonstration equipment	848,083	848,083	3 years
Furniture and fixtures	1,145,274	1,136,680	3-8 years
Leasehold improvements	434,216	416,117	Remaining term of lease

Total equipment and leasehold improvements	4,971,395	4,939,762	3-8 years

Less accumulated depreciation	(4,862,241)	(4,755,262)

Equipment and leasehold improvements, net	$109,154	$184,500

(6) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 27, 2003	September 28, 2002
Product warranty costs	$51,473	$48,706
Professional service fees	107,683	124,854
Annual report and investor relation fees	71,326	92,273
Customer support agreements and commissions	96,866	146,511
Customer deposits	58,618	12,443
Other	30,596	24,572

Total other accrued liabilities	$416,562	$449,359

Notes to Consolidated Financial Statements (continued)

(7) Debt

In July 2002, the Company terminated its $1 million asset-based credit facility with Coast Business Credit. The line carried an interest rate of prime plus 1/2%. This revolving line of credit was collateralized by substantially all of the assets of the Company and required no compensating balances. There were no outstanding borrowings during fiscal year 2002.

(8) Leases

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and will reduce cash requirements going forward by approximately $30,000 per year. This is the company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

(9) Guarantees

The Company’s products generally carry a standard fifteen-month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 27, 2003	September 28, 2002
Beginning Balance	$48,706	$109,266
Plus: accruals related to new sales	32,433	35,425
Less: amortization of prior period accruals	(29,666)	(95,985)

Ending Balance	$51,473	$48,706

(10) Income Taxes

The provision (benefit) for income taxes consists of the following:

	September 27, 2003	September 28, 2002
Current:

Federal	$114,204	$—
State	35,259	2,006

Total current taxes	149,463	2,006

Deferred:
Federal	14,911	—
State	4,604	(2,006)

Total deferred taxes	19,515	(2,006)

Valuation allowance	(168,978)	—

Total provision (benefit)	$—	$—

Notes to Consolidated Financial Statements (continued)

The provisions (benefit) for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to losses before income taxes due to the following:

	September 27, 2003	September 28, 2002
Tax provision (benefit) at U.S. statutory rate	$155,215	$(327,069)
State income taxes, net of federal benefits	26,309	299
Extraterritorial income exclusion	(12,545)	—
Other	—	(81,239)
Prior year under accrual	—	(141,440)
Increase (decrease) in valuation allowance	(168,978)	549,449

Total provision	$—	$—

Deferred income taxes consist of the following:

	September 27, 2003	September 28, 2002
NOL Carryforward	$2,817,213	$3,102,252
Goodwill	136,956	157,499
Inventory differences	1,068,521	1,064,232
Warranty accruals	17,651	16,537
Payroll related accruals	10,661	29,453
Tax credits	59,766	59,800
Other	172,215	176,896

Total	4,282,983	4,606,669
Less: valuation allowance	(4,282,983)	(4,606,669)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $(323,686) and $549,449 in fiscal years 2003 and 2002, respectively.

As of September 27, 2003, the Company has available tax loss carryforwards for federal income tax purposes of approximately $6,700,000, expiring through 2022. The Company also has available tax loss carryfowards for state income tax purposes of approximately $8,700,000, expiring through 2007.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

(11) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2003 and 2002. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $16,391 and $28,119 in fiscal years 2003 and 2002, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. No bonuses were earned or accrued under the plan in fiscal years 2003 or 2002.

Notes to Consolidated Financial Statements (continued)

(12) Business, Credit and Off-Balance Sheet Risks

The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers, technological change (which can cause obsolescence of the Company’s products and inventories), actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts (either before or after award), variations in market demand, and the loss of key personnel. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

At September 27, 2003 and September 28, 2002, the Company was contingently liable under open standby letters of credit totaling $22,000 and $44,000, respectively. These letters of credit were issued in the ordinary course of business to secure the Company’s performance under contracts with its customers. Cash collateral deposits are held by the Company’s lender to secure the letters of credit outstanding at September 27, 2003. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been drawn down. The Company does not expect to incur any loss associated with these letters of credit.

As of September 27, 2003, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(13) Major Customers and Export Sales

In fiscal year 2003, the Company had three customers representing 50% (20%, 17% and 13%) of net sales. In fiscal year 2002, the Company had two customers representing 35% (23% and 12%) of net sales.

A breakdown of net sales is as follows:

	September 27, 2003	September 28, 2002
Domestic	$1,735,303	$1,567,135
Foreign	2,315,613	2,150,167

Total Sales	$4,050,916	$3,717,302

A summary of foreign sales, as a percentage of total foreign revenue by geographic area is as follows:

	September 27, 2003	September 28, 2002
North America, excluding the U.S.	1.1%	3.8%
Central and South America	26.9%	12.9%
Europe	36.7%	11.1%
Mid-East and Africa	29.1%	54.7%
Far East	6.2%	17.5%

The Company sold products to over 26 different countries during the year ended September 27, 2003 and 25 different countries during the year ended September 28, 2002. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 27, 2003	September 28, 2002
Italy	29.6%	—
Columbia	22.1%	12.7%
Mauritania	11.4%	—
Egypt	3.9%	21.1%
Jordan	0.9%	22.0%
Other	32.1%	44.2%

Selected Quarterly Financial Data (Unaudited)

For the years ended September 27, 2003 and September 28, 2002:

Fiscal Year 2003	First Quarter December 28, 2002	Second Quarter March 29, 2003	Third Quarter June 28, 2003	Fourth Quarter September 27, 2003
Net sales	$1,135,459	$1,014,690	$985,994	$914,773
Gross profit	758,996	694,320	551,998	499,631
Net (loss) income	62,961	83,700	124,522	185,330

Net (loss) income per share
Basic	$0.05	$0.06	$0.09	$0.14
Diluted	$0.05	$0.06	$0.09	$0.14

Fiscal Year 2002	First Quarter December 29, 2001	Second Quarter March 30, 2002	Third Quarter June 29, 2002	Fourth Quarter September 28, 2002
Net sales	$1,318,357	$714,310	$519,799	$1,164,836
Gross profit	816,833	458,230	206,066	772,727
Net (loss) income	23,580	(458,925)	(663,836)	137,213

Net (loss) income per share
Basic	$0.02	$(0.35)	$(0.50)	$0.10
Diluted	$0.02	$(0.35)	$(0.50)	$0.10

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of

Technical Communications Corporation:

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiaries as of September 27, 2003, and the related consolidated statements of operations and stockholder’s equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of September 27, 2003 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, P.C.

November 3, 2003

Boston, Massachusetts

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

/s/ Grant Thornton LLP

Boston, Massachusetts

October 31, 2002

Technical Communications Corporation	Schedule II

Valuation and Qualifying Accounts

Allowance for doubtful accounts:

	Balance at Beginning of year	Additions Charged to Expense	Deductions from Reserves	Balance at End of year

Year Ended September 27, 2003	$70,000	—	—	$70,000

Year Ended September 28, 2002	$15,000	55,000	—	$70,000

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL

SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Technical Communications Corporation

In connection with our audits of the consolidated financial statements of Technical Communications Corporation referred to in our report dated November 3, 2003, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II as it relates to the year ended September 27, 2003. In our opinion, this schedule presents fairly, in all material respects, the financial data as of and for the year ended September 27, 2003, required to be set forth therein.

/s VITALE, CATURANO & COMPANY, P.C.

November 3, 2003

Boston, Massachusetts

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