Form 10QSB
period 2003-12-27
TECHNICAL COMMUNICATIONS CORP
filed 2004-02-10
CIK 96699

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 27, 2003

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act

for the transition period                      to

Commission File Number: 0-8588

TECHNICAL COMMUNICATIONS CORPORATION

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (978) 287-5100

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 6, 2004: 1,342,728.

PART I. Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 27, 2003	September 27, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,238,938	$1,097,847
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	743,810	269,892
Inventories	1,042,734	1,189,284
Other current assets	228,467	101,031

Total current assets	3,253,949	2,658,054

Equipment and leasehold improvements	4,980,960	4,971,395
Less: accumulated depreciation and amortization	4,877,763	4,862,241

	103,197	109,154

Total Assets	$3,357,146	$2,767,208

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$150,924	$105,821
Accrued liabilities
Accrued payroll	134,417	61,390
Accrued expenses	397,000	416,562
Deferred revenue	400,000	—

Total current liabilities	1,082,341	583,773

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,338,160 shares issued and outstanding at December 27, 2003 and 1,337,627 shares issued and outstanding at September 27, 2003	133,816	133,763
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,376,562	1,376,088
Retained earnings	766,361	675,518

Total stockholders’ equity	2,274,805	2,183,435

Total Liabilities and Stockholders’ Equity	$3,357,146	$2,767,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	$1,053,892	$1,135,459
Cost of sales	552,647	376,463

Gross profit	501,245	758,996
Operating expenses:
Selling, general and administrative expenses	363,874	438,711
Product development costs	48,724	260,733

Total operating expenses	412,598	699,444

Operating income	88,647	59,552

Other income (expense):
Interest income	2,110	1,725
Interest expense	(364)	(315)
Other	450	2,001

Total other income:	2,196	3,411

Income before income taxes	90,843	62,963
Provision for income taxes	—	—

Net income	$90,843	$62,963

Net income per common share:
Basic	$0.07	$0.05
Diluted	$0.06	$0.05
Weighted average shares:
Basic	1,337,395	1,332,953
Diluted	1,529,319	1,332,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended
	December 27, 2003	December 28, 2002
Operating Activities:
Net income	$90,843	$62,963
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	15,522	38,052
Changes in assets and liabilities:
Accounts receivable	(473,918)	(111,073)
Inventories	146,550	83,580
Other current assets	(127,436)	45,806
Accounts payable and other accrued liabilities	98,568	107,428
Deferred revenue	400,000	—

Net cash provided by operating activities	150,129	226,756

Investing Activities:
Additions to equipment and leasehold improvements	(9,565)	(10,226)

Net cash used by investing activities	(9,565)	(10,226)

Financing Activities:
Proceeds from stock issuance	527	660

Net cash provided by financing activities	527	660

Net increase in cash and cash equivalents	141,091	217,190
Cash and cash equivalents at beginning of the period	1,097,847	437,693

Cash and cash equivalents at the end of the period	$1,238,938	$654,883

Supplemental Disclosures:
Interest paid	$364	$315
Income taxes paid	8,000	2,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company”) and its subsidiary include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 25, 2004.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended September 27, 2003 as filed with the Securities and Exchange Commission on Form 10-KSB.

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

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue is recognized from product sales in accordance with SEC Staff Accounting Bulletin No.101, “Revenue Recognition”, as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element, provided the elements qualify for separation under EITF 00-21. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for product revenue.

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as services are performed. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones. Further, we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales. Amounts billed in advance of meeting the Company’s revenue recognition criteria are classified as deterred revenue in the accompanying balance sheets.

Inventory

Inventory is valued our at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

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

The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 148, the Company’s net income and income per share for the quarters ended December 27, 2003 and December 28, 2002 would have been changed to the pro forma amounts indicated below:

	December 27, 2003	December 28, 2002
Net income, as reported	$90,843	$62,963
Pro forma impact of expensing stock options	(16,687)	(9,847)

Pro forma net income	$74,156	$53,116

Basic income per common share, as reported	$0.07	$0.05
Pro forma impact of expensing stock options	(0.01)	(0.01)

Pro forma net income per share	$0.06	$0.04

Diluted income per common share, as reported	$0.06	$0.05
Pro forma impact of expensing stock options	(0.01)	(0.01)

Pro forma net income per share	$0.05	$0.04

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3% and 2.6% for 2004 and 2003, respectively; expected life equal to 5 years and 9.45 years for 2004 and 2003, respectively; expected volatility of 174% and 176% in 2004 and 2003, respectively; and an expected dividend yield of 0%.

Accounting for Income Taxes

The preparation of consolidated financial statements requires an estimate of income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, for tax and accounting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.3 million as of December 27, 2003 and September 27, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of current operations in these foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. The Company is currently evaluating the impact of FIN 46 on our financial statements and related disclosures, but do not expect that it will have a material impact.

NOTE 2. Inventories

Inventories consisted of the following:

	December 27, 2003	September 27, 2003
Finished Goods	$251,588	$280,959
Work in Process	299,715	222,588
Raw Materials	491,431	685,737

	$1,042,734	$1,189,284

NOTE 3. Income taxes

Although the Company recorded net income for the quarter ended December 27, 2003, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic and diluted earnings per share were calculated as follows:

	December 27, 2003	December 28, 2002
Net income	$90,843	$62,963

Average shares outstanding - basic	1,337,395	1,332,953
Dilutive effect of stock options	191,924	—

Weighted average shares - diluted	1,529,319	1,332,953

Basic income per share	$0.07	$0.05
Diluted income per share	$0.06	$0.05

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations at December 27, 2003 and December 28, 2002, as their inclusion would have been anti-dilutive, were 231,432 and 389,799, respectively.

NOTE 5. Major Customers and Export Sales

During the quarter ended December 27, 2003, the Company had four customers that represented 93% (31%, 30%, 19% and 13%) of net sales as compared to the same period in fiscal 2003 where three customers represented 79% (45%, 23% and 11%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	December 27, 2003	December 28, 2002
Domestic	$472,152	$219,882
Foreign	581,740	915,577

Total sales	$1,053,892	$1,135,459

The Company sold products into eleven countries during the quarter ended December 27, 2003 and nine countries during the quarter ended December 28, 2002. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	December 27, 2003	December 28, 2002
Colombia	53.6%	55.9%
Indonesia	34.8%	—
Mauritania	—	28.9%
Other	11.6%	15.2%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	December 27, 2003	December 28, 2002
North America (excluding the U.S.)	3.4%	0.0%
Central and South America	54.3%	55.9%
Europe	5.7%	3.0%
Mid-East and Africa	1.6%	41.1%
Far East	35.0%	0.0%

FORWARD-LOOKING STATEMENTS

The following discussion in this Form 10-KSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 27, 2003 and this Form 10-QSB for the quarter ended December 27, 2003.

PART I, Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The Company is in the business of designing, manufacturing, marketing and selling communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for both domestic and foreign government agencies.

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past six consecutive quarters, during which period TCC generated net income of $684,000 and positive cash flow of $591,000. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal 2004 to achieve cost savings if revenue targets are not achieved.

Results of Operations

Quarter ended December 27, 2003 as compared to the Quarter ended December 28, 2002

Net sales for the quarter ended December 27, 2003 were $1,054,000, as compared to $1,135,000 for the quarter ended December 28, 2002, a 7% decrease. Revenue for the quarter was derived in part from our on-going efforts to provide engineering services to a U.S. government agency. Revenue recorded under this program amounted to $329,000 for the quarter. Additional revenue for the quarter consisted of a domestic order amounting to $132,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors. We also shipped an order to a Southeast Asian country for our secure telephone, fax and data encryptors amounting to $202,000.

This compares to the first quarter of the previous fiscal year where revenue primarily consisted of foreign orders: two for our secure telephone, fax and data encryptors sold into South America totaling $637,000 and a single order of $262,000 for various data, voice and radio encryptors shipped to an African nation.

Gross profit for the first quarter of fiscal 2004 was $501,000 as compared to gross profit of $759,000 for the same period of fiscal 2003. This represented a decrease in gross profit of 34% for the quarter. Gross profit expressed as a percentage of sales was 48% for the first quarter of fiscal 2004 as compared to 67% for the same period in fiscal 2003. The decrease in gross profit was primarily attributable to lower sales volume, a higher percentage of sales associated with engineering services work and an increase in manufacturing overhead variances. The decrease in gross profit as a percentage of sales was primarily associated with the increase in engineering services revenue, the increase in manufacturing overhead variances and a sale in the first quarter of fiscal 2004 of our narrowband radio encryptors at a lower than normal profit percentage.

Selling, general and administrative expenses for the first quarter of fiscal 2004 were $364,000, as compared to $439,000 for the same quarter in fiscal 2003. This decrease of 17% was primarily attributable to a decrease of $89,000 in selling and marketing costs, offset by an increase of $14,000 in general and administrative expenses.

The increase in general and administrative costs was primarily attributable to a $35,000 increase in personnel-related costs as a result of increased work schedules and bonuses as certain employees have been brought back to their full salaries. The Company will incur an additional $20,000 per quarter if all general and administrative employees are returned to full time status. The increase in personnel costs was partially offset by a decrease in audit and other professional fees of approximately $25,000.

The decrease in selling costs was primarily attributable to a reduction in third-party sales commissions and marketing contracts totaling $125,000. This decrease was partially offset by an increase in personnel-related costs, as discussed above, of $20,000 and an increase in bid and proposal selling efforts of $17,000. All sales employees were returned to full salary as of December 31, 2003.

Product development costs for the quarter ended December 27, 2003 were $49,000 compared to $261,000 for the same period in fiscal 2003. This decrease of 81% was primarily attributable to an increase in billable contract engineering work in the first quarter of fiscal 2004, which decreased product development cost in such quarter as compared to the same period in fiscal 2003 by approximately $180,000. We expect this trend to continue for the remainder of the fiscal year. The cost of engineers working on billable projects is charged to cost of sales. The Company has maintained its engineering workforce during this shift and does not anticipate any short or long term negative impact as a result. Product development costs were further reduced by an increase in bid and proposal selling efforts of $15,000 for the quarter ended December 27, 2003. In addition, a reduction in overhead expenses and facility costs as a result of company cost-cutting measures amounted to savings of approximately $22,000 for the quarter. This decrease was partially offset by an increase in personnel-related costs of $38,000. All product development employees had been returned to full salary as of January 2004. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first quarter of fiscal year 2004, the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $329,000 of revenue during this quarter. This revenue was primarily generated under a program with the U.S. government. This program is expected to be completed in fiscal year 2004.

The Company’s net income was $91,000 for the first quarter of fiscal 2004, as compared to $63,000 for the same period of fiscal 2003. This increase in profitability is attributable to a 41% decrease in operating expenses, offset by a 7% decrease in revenues. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 27, 2003, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $141,000, or 13%, to $1,239,000 as of December 27, 2003, from a balance of $1,098,000 at September 27, 2003. This increase was primarily attributable to a decrease in inventory of $146,000 as a result of product shipments of production runs begun in the fourth quarter of fiscal 2003. Also contributing to the increase in cash was income from operations of $91,000. These increases were partially offset by an increase in accounts receivable of $74,000, net of the receivable associated with deferred revenue, and an increase in other current assets primarily as a result of new customer performance guarantees that required cash deposits as collateral of $114,000.

The $1 million engineering services order received in March of 2003 generated approximately $329,000 of revenue during the first quarter of this fiscal year and has also contributed to earnings by reducing product development expenses by $153,000, as these expenses were charged to cost of goods sold. This consistent source of cash flow is expected to continue during fiscal 2004 as we complete this project and at the same time begin work on a new development order received from a foreign customer in October 2003. The work on these two programs is expected to be completed in fiscal 2004 with billings and cash collections expected to occur on a regular basis.

Backlog at December 27, 2003 amounted to approximately $1,471,000. This amount consists primarily of an engineering services contract received in October 2003 amounting to approximately $1,000,000. The backlog is expected to ship over the next twelve months depending on customer requirements and product availability.

For the last several years the Company’s primary source of cash has been from operations. The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past six consecutive quarters, during which period TCC generated net income of $684,000 and positive cash flow of $591,000. As a result, based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2004. Further, based on our progress during the past six quarters, we are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these further goals can be achieved. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal year 2004 to achieve cost savings if revenue targets are not achieved.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities, either billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. We believe that in the long term, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient, the Company will look to other sources of financing including debt and/or equity investments.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of December 27, 2003, the Company had four outstanding standby letters of credit amounting to an aggregate $136,000, expiring through January 2005. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on our balance sheet.

The majority of product manufacturing is outsourced with essentially only final assembly and final testing procedures performed at the Company’s facilities. As a result, the Company does not require extensive machinery and equipment. The Company does not anticipate any significant capital expenditures during fiscal 2004.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet, which is a reduction of 34% from the previous lease and which will reduce cash requirements going forward by approximately $30,000 per year. This is the company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.3 million as of December 27, 2003 and September 27, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

PART I, Item 3. Controls and Procedures

Evaluation of disclosure and controls and procedure: With the participation of management the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

Changes in internal controls: There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There are no current legal proceedings pending against or involving the Company.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

February 9, 2004	By:	/s/ CARL H. GUILD, JR.

Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 9, 2004	By:	/s/ MICHAEL P. MALONE

Date		Michael P. Malone, Chief Financial Officer