Form 10QSB
period 2004-03-27
TECHNICAL COMMUNICATIONS CORP
filed 2004-05-11
CIK 96699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

     (Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period _________ to __________

Commission File Number: 0-8588

TECHNICAL COMMUNICATIONS CORPORATION

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2295040

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (978) 287-5100

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 7, 2004: 1,346,093

Item 1.   Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 27, 2004	September 27, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,914,218	$1,097,847
Accounts receivable — trade, less allowance for doubtful accounts of $70,000	413,637	269,892
Inventories	1,043,481	1,189,284
Other current assets	169,059	101,031

Total current assets	3,540,395	2,658,054

Equipment and leasehold improvements	4,993,358	4,971,395
Less: accumulated depreciation and amortization	4,893,518	4,862,241

	99,840	109,154

Total Assets	$3,640,235	$2,767,208

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$105,328	$105,821
Accrued liabilities
Accrued payroll	108,611	61,390
Accrued expenses	484,082	416,562
Deferred revenue	400,000	—

Total current liabilities	1,098,021	583,773

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,345,460 shares issued and outstanding at March 27, 2004 and 1,337,627 shares issued and outstanding at September 27, 2003	134,546	133,763
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,378,049	1,376,088
Retained earnings	1,031,553	675,518

Total stockholders’ equity	2,542,214	2,183,435

Total Liabilities and Stockholders’ Equity	$3,640,235	$2,767,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$1,105,908	$1,014,691
Cost of sales	449,056	320,370

Gross profit	656,852	694,321

Operating expenses:
Selling, general and administrative expenses	319,724	421,689
Product development costs	105,882	190,878

Total operating expenses	425,606	612,567

Operating income	231,246	81,754

Other income (expense):
Interest income	2,921	1,094
Interest expense	(363)	(315)
Other	31,388	1,167

Total other income:	33,946	1,946

Income before income taxes	265,192	83,700
Provision for income taxes	—	—

Net income	$265,192	$83,700

Net income per common share:
Basic	$0.20	$0.06
Diluted	$0.17	$0.06
Weighted average shares:
Basic	1,343,298	1,336,186
Diluted	1,561,331	1,340,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	March 27, 2004	March 29, 2003
Net sales	$2,159,801	$2,150,150
Cost of sales	1,001,705	696,830

Gross profit	1,158,096	1,453,320

Operating expenses:
Selling, general and administrative expenses	683,598	873,076
Product development costs	154,606	438,938

Total operating expenses	838,204	1,312,014

Operating income	319,892	141,306

Other income (expense):
Interest income	5,031	2,819
Interest expense	(726)	(631)
Other	31,838	3,169

Total other income:	36,143	5,357

Income before income taxes	356,035	146,663
Provision for income taxes	—	—

Net income	$356,035	$146,663

Net income per common share:
Basic	$0.27	$0.11
Diluted	$0.22	$0.11
Weighted average shares:
Basic	1,340,355	1,333,956
Diluted	1,630,156	1,336,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 27, 2004	March 29, 2003
Operating Activities:
Net income	$356,035	$146,663

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,277	76,909
Gain on sale of trading securities	(30,838)	—

Changes in assets and liabilities:
Accounts receivable	(143,745)	(474,892)
Inventories	145,803	155,423
Other current assets	(68,028)	67,893
Accounts payable and other accrued liabilities	114,248	(6,889)
Deferred revenue	400,000	—

Net cash provided by (used in) operating activities	804,752	(34,893)

Investing Activities:
Additions to equipment and leasehold improvements	(21,963)	(16,065)
Proceeds from sale of trading securities	30,838	—

Net cash provided by (used in) investing activities	8,875	(16,065)

Financing Activities:
Proceeds from stock issuance	2,744	685

Net cash provided by financing activities	2,744	685

Net increase (decrease) in cash and cash equivalents	816,371	(50,273)
Cash and cash equivalents at beginning of the period	1,097,847	437,693

Cash and cash equivalents at the end of the period	$1,914,218	$387,420

Supplemental Disclosures:
Interest paid	$726	$631
Income taxes paid	11,100	2,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its subsidiary include all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 25, 2004.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 1:  Summary of Significant Accounting Policies and Significant Judgments and Estimates

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, receivable reserves, inventory reserves and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue is recognized from product sales in accordance with SEC Staff Accounting Bulletin No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

If a contract involves the provision of multiple elements and the elements qualify for separation under EITF 00-21, total estimated contract revenue is allocated to each element based on the relative fair value of each element provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for product revenue.

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases of the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones. Further, we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales. During the six months ended March 27, 2004, the Company billed approximately $400,000 to a customer in advance of revenue recognition. This amount is classified as deferred revenue at March 27, 2004.

Inventory

Inventory is valued at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory using the first-in-first-out method. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

In December 2002, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148) which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.

The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 148, the Company’s net income and income per share for the periods ended March 27, 2004 and March 29, 2003 would have been as follows:

	March 27, 2004		March 29, 2003
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net income, as reported	$265,192	$356,035	$83,700	$146,663
Pro forma impact of expensing stock options	224,075	240,687	15,814	25,661

Pro forma net income	$41,117	$115,348	$67,886	$121,002

Basic income per common share, as reported	$0.20	$0.27	$0.06	$0.11
Pro forma impact of expensing stock options	0.17	0.18	0.01	0.02

Pro forma net income per share	0.03	$0.09	$0.05	$0.09

Diluted income per common share, as reported	$0.17	$0.22	$0.06	$0.11
Pro forma impact of expensing stock options	0.14	0.15	0.01	0.02

Pro forma net income per share	$0.03	$0.07	$0.05	$0.09

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3% for 2004 and 2003; expected life equal to 5 years and 2.5 years for 2004 and 2003, respectively; expected volatility of 191% and 172% in 2004 and 2003, respectively; and an expected dividend yield of 0%.

Accounting for Income Taxes

The preparation of consolidated financial statements requires an estimate of income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.3 million as of March 27, 2004 and September 27, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 became effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. On October 9, 2003, FASB released FASB Staff Position 46-6, which deferred the effective date for the consolidation guidance of FIN 46 from July 1, 2003 to December 31, 2003 for variable interest entities existing prior to February 1, 2003. The Company adopted the provisions of FIN 46 during the quarter ended March 27, 2004 and it had no effect on the Company’s financial statements and related disclosures.

NOTE 2.    Inventories

Inventories consisted of the following:

	March 27,	September 27,
	2004	2003
Finished Goods	$187,181	$280,959
Work in Process	282,018	222,588
Raw Materials	574,282	685,737

	$1,043,481	$1,189,284

NOTE 3.    Income Taxes

Although the Company recorded net income for the six months ended March 27, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.    Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	March 27, 2004		March 29, 2003
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net income	$265,192	$356,035	$83,700	$146,662

Average shares outstanding — basic	1,343,298	1,340,355	1,336,186	1,333,956
Dilutive effect of stock options	218,033	289,801	4,534	2,949

Weighted average shares — diluted	1,561,331	1,630,156	1,340,720	1,336,905

Basic income per share	$0.20	$0.27	$0.06	$0.11
Diluted income per share	$0.17	$0.22	$0.06	$0.11

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive at March 27, 2004, were 225,099 for the three month period and 383,044 for the six month period and at March 29, 2003, were 379,799 for both the three month and the six month period.

NOTE 5.  Major Customers and Export Sales

During the quarter ended March 27, 2004, the Company had three customers that represented 62% (28%, 21% and 13%, respectively) of net sales as compared to the same period in fiscal 2003 where one customer represented 64% of net sales. During the six months ended March 27, 2004, the Company had three customers that represented 66% (29%, 20% and 17%, respectively) of net sales as compared to the same period in fiscal 2003 where three customers represented 66% (30%, 24% and 12%, respectively) of net sales.

     A breakdown of foreign and domestic net sales is as follows:

	March 27, 2004		March 29, 2003
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Domestic	$549,646	$1,021,799	$196,672	$416,553
Foreign	556,262	1,138,002	818,019	1,733,597

Total sales	$1,105,908	$2,159,801	$1,014,691	$2,150,150

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into thirteen countries during the quarter ended March 27, 2004 and nineteen countries during the quarter ended March 29, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	March 27, 2004		March 29, 2003
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Indonesia	43.7%	39.1%	0.7%	0.3%
Egypt	25.6%	12.4%	—	5.2%
Slovakia	19.8%	9.7%	—	0.1%
Colombia	—	31.6%	—	29.5%
Italy	—	—	79.4%	37.5%
Mauritania	—	—	—	15.3%
Other	10.9%	7.2%	19.9%	12.1%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 27, 2004		March 29, 2003
	3 months	6 months	3 months	6 months
North America (excluding the U.S.)	1.7%	2.6%	—	—
Central and South America	8.3%	32.0%	4.3%	31.5%
Europe	19.8%	12.5%	88.3%	43.3%
Mid-East and Africa	26.5%	13.7%	4.8%	24.0%
Far East	43.7%	39.2%	2.6%	1.2%

FORWARD-LOOKING STATEMENTS

The following discussion in this Form 10-QSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability of the Company to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 27, 2003, the Form 10-QSB for the quarter ended December 27, 2003 and this Form 10-QSB for the quarter ended March 27, 2004.

All forward-looking statements contained in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements, except as specifically required by law. Accordingly, past results and trends should not be used to predict future results or trends.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

     The Company is in the business of designing, manufacturing, marketing and selling communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors and revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for both domestic and foreign government agencies.

     The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past seven consecutive quarters, during which period TCC generated net income of $950,000 and positive cash flow of $1,266,000. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal 2004 to achieve cost savings if revenue targets are not achieved.

Results of Operations

Quarter ended March 27, 2004 as compared to the Quarter ended March 29, 2003

Net sales for the quarter ended March 27, 2004 were $1,106,000, as compared to $1,015,000 for the quarter ended March 29, 2003, a 9% increase. Revenue for the quarter was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $308,000 for the quarter. Additional revenue for the quarter consisted of a foreign order sold into the Middle East amounting to $140,000 for our fax encryptors and an order to a Southeast Asian country for our secure telephone, fax and data encryptors amounting to $238,000. This compares to the second quarter of the previous fiscal year where revenue primarily consisted of a foreign order to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $650,000.

Gross profit for the second quarter of fiscal 2004 was $657,000 as compared to gross profit of $694,000 for the same period of fiscal 2003. This represented a decrease in gross profit of 5% for the quarter. Gross profit expressed as a percentage of sales was 59% for the second quarter of fiscal 2004 as compared to 68% for the same period in fiscal 2003. The decrease in gross profit was primarily attributable to a higher percentage of sales associated with engineering services work and an increase in manufacturing overhead variances. Similarly, the decrease in gross profit as a percentage of sales was primarily associated with the increase in engineering services revenue and the increase in manufacturing overhead variances.

Selling, general and administrative expenses for the second quarter of fiscal 2004 were $320,000, as compared to $422,000 for the same quarter in fiscal 2003. This decrease of 24% was primarily attributable to a decrease of $84,000 in selling and marketing costs and a decrease of $18,000 in general and administrative expenses.

The decrease in general and administrative costs was primarily attributable to a decrease in audit and other professional fees of approximately $26,000. This decrease was partially offset by a $14,000 increase in personnel-related costs as a result of increased work schedules and bonuses as most employees have been brought back to their full salaries. The Company will incur an additional $5,000 per quarter if all general and administrative employees are returned to full-time status.

The decrease in selling costs was primarily attributable to a reduction in third-party sales commissions and marketing contracts totaling $106,000. This decrease was partially offset by an increase in personnel-related costs, as discussed above, of $6,000 and an increase in bid and proposal selling efforts of $8,000. All sales employees had been returned to full salary as of December 31, 2003.

Product development costs for the quarter ended March 27, 2004 were $106,000 compared to $191,000 for the same period in fiscal 2003. This decrease of 45% was primarily attributable to an increase in billable contract engineering work in the second quarter of fiscal 2004, which decreased product development costs in such quarter as compared to the same period in fiscal 2003 by approximately $103,000. We expect this trend to continue for the remainder of the fiscal year. The cost of engineers working on billable projects is charged to cost of sales. Product development costs were further reduced by an increase in bid and proposal selling efforts of $5,000 for the quarter ended March 27, 2004. This decrease was partially offset by an increase in personnel-related costs of $54,000 and an increase in engineering consulting services of $23,000. All product development employees had been returned to full salary as of January 2004. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near-term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the second quarter of fiscal year 2004, the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $335,000 of revenue during this quarter. This revenue was primarily generated under a program with the U.S. government, which is expected to be completed in fiscal year 2004.

The Company’s net income was $265,000 for the second quarter of fiscal 2004, as compared to $84,000 for the same period of fiscal 2003. This increase in profitability is attributable to a 31% decrease in operating expenses and a gain on the sale of an investment of $31,000 and was slightly offset by a reduction in gross profit. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 27, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six months ended March 27, 2004 as compared to the six months ended March 29, 2003

Net sales for the six months ended March 27, 2004 were $2,160,000 slightly more than net sales for the six months ended March 29, 2003 of $2,150,000. Revenue for the period was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $637,000 for the period. Additional revenue for the period consisted of a domestic order amounting to $132,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors and a foreign order sold into the Middle East amounting to $139,000 for our fax encryptors. We also shipped two orders to a Southeast Asian country for our secure telephone, fax and data encryptors amounting to $438,000.

This compares to the same period of the previous fiscal year where revenue primarily consisted of a foreign order to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $650,000 and two orders for our secure telephone, fax and data encryptors sold into South America totaling $637,000 and a single order of $264,000 for various data, voice and radio encryptors shipped to an African nation.

Gross profit for the first six months of fiscal 2004 was $1,158,000 as compared to gross profit of $1,453,000 for the same period of fiscal 2004. This represented a decrease in gross profit of 20% for the period. Gross profit expressed as a percentage of sales was 54% for the first six months of fiscal 2004 as compared to 68% for the same period in fiscal 2003. The decrease in gross profit was primarily attributable to a higher percentage of sales associated with engineering services work and an increase in manufacturing overhead variances. The decrease in gross profit as a percentage of sales was primarily associated with the increase in engineering services revenue, the increase in manufacturing overhead variances and a sale in the first quarter of fiscal 2004 of our narrowband radio encryptors at a lower than normal profit percentage.

Selling, general and administrative expenses for the first six months of fiscal 2004 were $684,000, as compared to $873,000 for the same quarter in fiscal 2003. This decrease of 22% was primarily attributable to a decrease of $173,000 in selling and marketing costs and a decrease of $16,000 in general and administrative expenses.

The decrease in general and administrative costs was primarily attributable to a decrease in audit and other professional fees of approximately $51,000. This decrease was partially offset by a $28,000 increase in personnel-related costs as a result of increased work schedules and bonuses as most employees have been brought back to their full salaries. The Company will incur an additional $5,000 per quarter if all general and administrative employees are returned to full-time status.

The decrease in selling costs was primarily attributable to a reduction in third-party sales commissions and marketing contracts totaling $216,000. This decrease was partially offset by an increase in personnel-related costs, as discussed above, of $6,000 and an increase in bid and proposal selling efforts of $26,000. All sales employees had been returned to full salary as of December 31, 2003.

Product development costs for the six months ended March 27, 2004 were $155,000 compared to $439,000 for the same period in fiscal 2003. This decrease of 65% was primarily attributable to an increase in billable contract engineering work in the first six months of fiscal 2004, which decreased product development cost in such quarter as compared to the same period in fiscal 2003 by approximately $255,000. We expect this trend to continue for the remainder of the fiscal year. The cost of engineers working on billable projects is charged to cost of sales. Product development costs were further reduced by an increase in bid and proposal selling efforts of $19,000 for the six months ended March 27, 2004. This decrease was partially offset by an increase in personnel-related costs of $59,000. All product development employees had been returned to full salary as of January 2004. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near-term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first six months of fiscal year 2004, the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $665,000 of revenue during this period. This revenue was primarily generated under a program with the U.S. government, which is expected to be completed in fiscal year 2004.

The Company’s net income was $356,000 for the first six months of fiscal 2004, as compared to $147,000 for the same period of fiscal 2003. This increase in profitability is attributable to a 36% decrease in operating expenses and a gain on the sale of an investment of $31,000, offset by a 20% decrease in gross profit. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 27, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $816,000, or 74%, to $1,914,000 as of March 27, 2004, from a balance of $1,098,000 at September 27, 2003. This increase was attributable in part to a decrease in inventory of $146,000 as a result of product shipments of production runs begun in the fourth quarter of fiscal 2003. Also contributing to the increase in cash was income from operations of $356,000. These increases were partially offset by an increase in accounts receivable of $144,000 and an increase in other current assets primarily as a result of new customer performance guarantees that required cash deposits as collateral of $68,000.

The $1 million engineering services order received in March of 2003 generated approximately $637,000 of revenue during the first six months of this fiscal year and has also contributed to earnings by reducing product development expenses by $255,000, as these expenses were charged to cost of goods sold. This consistent source of cash flow is expected to continue during fiscal 2004 as we complete this project and at the same time begin work on a new development order received from a foreign customer in October 2003. The work on these two programs is expected to be completed in fiscal 2004 with billings and cash collections expected to occur on a regular basis.

Backlog at March 27, 2004 amounted to approximately $2,204,000. This amount consists primarily of an engineering services contract received in October 2003 amounting to approximately $1,000,000 and the remainder of the engineering services contract received in March 2003 amounting to $512,000. The backlog is expected to ship over the next twelve months depending on customer requirements and product availability.

For the last several years the Company’s primary source of cash has been from operations. The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past seven consecutive quarters, during which period TCC generated net income of $950,000 and positive cash flow of $1,266,000. As a result, based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2004. Further, based on our progress during the past seven quarters, we are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these goals can be achieved. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal year 2004 to achieve cost savings if revenue targets are not achieved.

We believe that, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. A significant increase in activities, either billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of March 27, 2004, the Company had two outstanding standby letters of credit amounting to an aggregate $114,000, expiring through January 2005. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on our balance sheet.

The majority of our product manufacturing is outsourced with essentially only final assembly and final testing procedures performed at the Company’s facilities. As a result, the Company does not require extensive machinery and equipment. The Company does not anticipate any significant capital expenditures during fiscal 2004.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 27, 2003 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.

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

PART II.  Other Information

Item 1.	Legal Proceedings

There are no current legal proceedings pending against or involving the Company.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 9, 2004. The meeting was conducted for the purpose of (i) electing one Class I Director to serve for a term of three years; and (ii) ratifying the election of the Company’s independent auditors.

The election of Mitchell B. Briskin as the Company’s only Class I Director was approved with 1,244,430 votes in favor and 9,365 votes withheld. Robert T. Lessard is a Class II Director of the Company with a term set to expire at the 2005 Annual Meeting of Stockholders. Messrs. Carl H. Guild, Jr. and Thomas E. Peoples are Class III Directors of the Company with terms set to expire at the 2006 Annual Meeting of Stockholders.

The ratification of the Company’s auditors Vitale Caturano & Company PC., was approved with 1,252,294 votes in favor, 1 vote against and 1,500 votes abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
Date: May 10, 2004	By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr., President and Chief
Executive Officer

Date: May 10, 2004	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer