Form 10QSB
period 2004-06-26
TECHNICAL COMMUNICATIONS CORP
filed 2004-08-10
CIK 96699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 26, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period ____________ to ____________

Commission File Number: 0-8588

TECHNICAL COMMUNICATIONS CORPORATION
(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2295040

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(978) 287-5100

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 6, 2004: 1,347,994

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 26, 2004	September 27, 2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,321,990	$1,097,847
Accounts receivable — trade, less allowance for doubtful accounts of $70,000	216,862	269,892
Inventories	1,122,230	1,189,284
Other current assets	196,143	101,031

Total current assets	3,857,225	2,658,054

Equipment and leasehold improvements	4,993,358	4,971,395
Less: accumulated depreciation and amortization	4,906,106	4,862,241

	87,252	109,154

Total Assets	$3,944,477	$2,767,208

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$124,569	$105,821
Accrued liabilities
Accrued payroll	190,661	61,390
Accrued expenses	478,192	416,562

Total current liabilities	793,422	583,773

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,348,226 shares issued and outstanding at June 26, 2004 and 1,337,627 shares issued and outstanding at September 27, 2003	134,823	133,763
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,380,511	1,376,088
Retained earnings	1,637,655	675,518

Total stockholders’ equity	3,151,055	2,183,435

Total Liabilities and Stockholders’ Equity	$3,944,477	$2,767,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 26, 2004	June 28, 2003
Net sales	$1,413,385	$985,994
Cost of sales	347,319	433,997

Gross profit	1,066,066	551,997

Operating expenses:
Selling, general and administrative expenses	368,537	370,610
Product development costs	95,612	57,453

Total operating expenses	464,149	428,063

Operating income	601,917	123,934

Other income (expense):
Interest income	4,192	1,837
Interest expense	(456)	(621)
Other	450	(629)

Total other income:	4,186	587

Income before income taxes	606,103	124,521

Provision for income taxes	—	—

Net income	$606,103	$124,521

Net income per common share:
Basic	$0.45	$0.09
Diluted	$0.39	$0.09

Weighted average shares:
Basic	1,346,963	1,337,395
Diluted	1,574,429	1,343,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Net sales	$3,573,185	$3,136,143
Cost of sales	1,349,024	1,130,826

Gross profit	2,224,161	2,005,317

Operating expenses:
Selling, general and administrative expenses	1,052,133	1,243,684
Product development costs	250,218	496,391

Total operating expenses	1,302,351	1,740,075

Operating income	921,810	265,242

Other income (expense):
Interest income	9,222	4,656
Interest expense	(1,183)	(1,252)
Other	32,288	2,540

Total other income:	40,327	5,944

Income before income taxes	962,137	271,186

Provision for income taxes	—	—

Net income	$962,137	$271,186

Net income per common share:
Basic	$0.72	$0.20
Diluted	$0.62	$0.20

Weighted average shares:
Basic	1,339,947	1,335,746
Diluted	1,549,293	1,340,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Operating Activities:

Net income	$962,137	$271,186

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,865	91,877
Gain on sale of trading securities	(30,838)	—

Changes in assets and liabilities:
Accounts receivable	53,030	(5,966)
Inventories	67,054	193,720
Other current assets	(95,112)	58,920
Accounts payable and other accrued liabilities	209,649	132,683

Net cash provided by operating activities	1,209,785	742,420

Investing Activities:
Additions to equipment and leasehold improvements	(21,963)	(23,905)
Proceeds from sale of trading securities	30,838	—

Net cash provided by (used in) investing activities	8,875	(23,905)

Financing Activities:
Proceeds from stock issuance	5,483	685

Net cash provided by financing activities	5,483	685

Net increase in cash and cash equivalents	1,224,143	719,200

Cash and cash equivalents at beginning of the period	1,097,847	437,693

Cash and cash equivalents at the end of the period	$2,321,990	$1,156,893

Supplemental Disclosures:

Interest paid	$1,183	$1,252
Income taxes paid	11,100	3,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 25, 2004.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 27, 2003.

Basis of Presentation The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

We perform funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases of the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones. Further, we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When current estimates of total contract revenue and cost for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

      Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123) and No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148) encourage, but not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share for the three and nine month periods ended June 26, 2004 and June 28, 2003 would have been as follows:

	June 26, 2004		June 28, 2003
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

Net income, as reported	$606,103	$962,137	$124,521	$271,186
Pro forma impact of expensing stock options	52,689	293,377	59,568	68,302

Pro forma net income	$553,414	$668,760	$64,953	$202,884

Basic income per common share, as reported	$0.45	$0.72	$0.09	$0.20
Pro forma impact of expensing stock options	0.04	0.22	0.04	0.05

Pro forma net income per share	$0.41	$0.50	$0.05	$0.15

Diluted income per common share, as reported	$0.39	$0.62	$0.09	$0.20
Pro forma impact of expensing stock options	0.03	0.19	0.04	0.05

Pro forma net income per share	$0.36	$0.43	$0.05	$0.15

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.66% and 2.625% for 2004 and 2003, respectively; expected life equal to 5.48 years and 9.45 years for 2004 and 2003, respectively; expected volatility of 189% and 176% in 2004 and 2003, respectively; and an expected dividend yield of 0% for both 2003 and 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $4.3 million as of June 26, 2004 and September 27, 2003, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

      Newly Issued Pronouncements

In January 2003, Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN No. 46), which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued FIN No. 46R “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities and which supersedes FIN No. 46. The Company adopted the provisions of FIN No. 46R during the quarter ended March 27, 2004 and it had no effect on the Company’s financial statements and related disclosures.

NOTE 2.       Inventories

Inventories consisted of the following:

	June 26, 2004	September 27, 2003
	(unaudited)
Finished Goods	$74,287	$280,959
Work in Process	373,789	222,588
Raw Materials	674,154	685,737

	$1,122,230	$1,189,284

NOTE 3.       Income taxes

Although the Company recorded net income for the nine months ended June 26, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.       Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	June 26, 2004		June 28, 2003
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

Net income	$606,103	$962,137	$124,521	$271,186

Average shares outstanding — basic	1,346,963	1,339,947	1,337,395	1,335,746
Dilutive effect of stock options	227,466	209,346	6,553	4,395

Weighted average shares — diluted	1,574,429	1,549,293	1,343,948	1,340,141

Basic income per share	$0.45	$0.72	$0.09	$0.20
Diluted income per share	$0.39	$0.62	$0.09	$0.20

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive at June 26, 2004, were 225,099 for the three month period and 376,044 for the nine month period and at June 28, 2003, were 531,499 for both the three month and the nine month period.

NOTE 5.       Major Customers and Export Sales

During the quarter ended June 28, 2004, the Company had three customers that represented 79% (42%, 24% and 13%, respectively) of net sales as compared to the same period in fiscal 2003 where two customers represented 41% (29% and 12%) of net sales. During the nine months ended June 26, 2004, the Company had four customers that represented 71% (27%, 21%, 12% and 11%, respectively) of net sales as compared to the same period in fiscal 2003 where three customers represented 52% (22%, 16% and 14%, respectively) of net sales.

      A breakdown of foreign and domestic net sales is as follows:

	June 26, 2004		June 28, 2003
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

Domestic	$751,469	$1,784,118	$639,688	$1,056,240
Foreign	661,916	1,789,067	346,306	2,079,903

Total sales	$1,413,385	$3,573,185	$985,994	$3,136,143

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into thirteen countries during the quarter ended June 26, 2004 and nineteen countries during the quarter ended June 28, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 26, 2004		June 28, 2003
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

Egypt	90.6%	41.4%	—	4.4%
Indonesia	—	24.6%	—	—
Colombia	3.0%	21.0%	—	24.6%
Italy	—	—	—	31.2%
Mauritania	—	—	—	12.7%
Saudi Arabia	—	—	24.7%	4.2%
Bahrain	—	—	23.0%	4.3%
Thailand	0.2%	0.1%	23.2%	3.9%
Canada	—	—	10.5%	1.7%
Other	6.2%	12.9%	18.6%	13.0%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 26, 2004		June 28, 2003
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

North America (excluding the U.S.)	—	1.6%	3.6%	0.6%
Central and South America	3.0%	21.3%	—	26.3%
Europe	5.9%	10.1%	13.9%	38.4%
Mid-East and Africa	90.6%	42.1%	47.6%	27.9%
Far East	0.5%	24.9%	34.9%	6.8%

NOTE 6.       Subsequent event

On August 5, 2004 the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”) designed to enhance the Board’s ability to protect the Corporation’s stockholders in the event of takeover activity that could deny them the full value of their investment or is otherwise not in the best interests of the corporation or its stockholders. In adopting the Rights Plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Corporation, payable to stockholders of record at the close of business on August 13, 2004. Until the rights become exercisable, they will trade automatically with the Corporation’s common stock and separate rights certificates will not be issued. The rights will become exercisable only in the event, with certain exceptions, that a person or group of affiliated or associated persons acquires 15% or more of the Corporation’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Corporation’s voting stock. For more detailed information see the Company’s Form 8-K filing dated August 6, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion in this Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability of the Company to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Form 10-KSB for the fiscal year ended September 27, 2003, the Form 10-QSB for the quarter ended December 27, 2003 and the Form 10-QSB for the quarter ended March 27, 2004.

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

The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past eight consecutive quarters, during which period TCC generated net income of $1,556,000 and positive cash flow of $1,674,000. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal 2004 to achieve cost savings if revenue targets are not achieved.

Results of Operations

Quarter ended June 26, 2004 as compared to the Quarter ended June 28, 2003

Net sales for the quarter ended June 26, 2004 were $1,413,000, as compared to $986,000 for the quarter ended June 28, 2003, a 43% increase. Revenue for the quarter was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $340,000 for the quarter. In addition, the Company achieved the first milestone of a $1 million international upgrade program received in October 2003 resulting in the recognition of $600,000 of revenue ($400,000 of which was previously deferred). Additional revenue for the quarter consisted of three domestic orders amounting to $388,000 for our narrowband radio encryptors.

This compares to the third quarter of the previous fiscal year where revenue was primarily derived from our engineering services efforts for the U.S. government amounting to $276,000 and additional revenue consisting of a domestic order for narrowband radio encryptors amounting to $121,000.

Gross profit for the third quarter of fiscal 2004 was $1,066,000 as compared to gross profit of $552,000 for the same period of fiscal 2003. This represented an increase in gross profit of 93% for the quarter. Gross profit expressed as a percentage of sales was 75% for the third quarter of fiscal 2004 as compared to 56% for the same period in fiscal 2003. The increase in gross profit was primarily attributable to the first milestone completion under the $1 million international upgrade program referenced above, which generated a higher than normal gross profit.

Selling, general and administrative expenses for the third quarter of fiscal 2004 were $369,000, as compared to $371,000 for the same quarter in fiscal 2003. This decrease of 1% was primarily attributable to a decrease of $21,000 in selling and marketing costs, offset by an increase of $19,000 in general and administrative expenses.

The increase in general and administrative costs was primarily attributable to a $48,000 increase in personnel-related costs as a result of increased work schedules and bonuses as all employees have been brought back to their full salaries. This increase was partially offset by a decrease in audit and other professional fees of approximately $26,000. All general and administrative employees had been returned to full salary as of June 26, 2004.

The decrease in selling costs was primarily attributable to a reduction in third-party sales commissions and marketing contracts totaling $24,000 and a decrease in bid and proposal efforts of $25,000. This decrease was partially offset by an increase in personnel-related costs of $9,000 and an increase in product demonstration costs of $11,000. All sales employees had been returned to full salary as of December 31, 2003.

Product development costs for the quarter ended June 26, 2004 were $96,000 compared to $57,000 for the same period in fiscal 2003. This increase of 68% was primarily attributable to an increase in personnel-related costs and consulting services of $58,000 and a decrease in engineering costs allocated to bid and proposal selling efforts of $25,000. This increase was partially offset by an increase in engineering costs allocated to billable engineering services work of $68,000.

Engineering costs are allocated among billable engineering services, bid and proposal efforts and product development. Engineering costs allocated to billable projects are charged to cost of sales and engineering costs allocated to bid and proposal efforts are charged to selling expenses.

All product development employees had been returned to full salary as of January 2004. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near-term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products and to develop new products, as it deems appropriate. During the third quarter of fiscal year 2004, the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $345,000 of revenue during this quarter. This revenue was primarily generated under a program with the U.S. government, which is expected to be completed in fiscal year 2004.

The Company’s net income was $606,000 for the third quarter of fiscal 2004, as compared to $125,000 for the same period of fiscal 2003. This increase in profitability is attributable to an 8% decrease in operating expenses and an increase in gross profit of $514,000. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 26, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine months ended June 26, 2004 as compared to the Nine months ended June 28, 2003

Net sales for the nine months ended June 26, 2004 were $3,573,000, 14% more than net sales for the nine months ended June 28, 2003 of $3,136,000. Revenue for the period was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $977,000 for the period. In addition, the Company achieved the first milestone of a $1 million international upgrade program received in October 2003 resulting in the recognition of $600,000 of revenue. Additional revenue for the period consisted of four domestic orders amounting to $520,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors and a foreign order sold into the Middle East amounting to $139,000 for our fax encryptors. We also shipped two orders to a Southeast Asian country for our secure telephones amounting to $438,000.

This compares to the same period of the previous fiscal year where revenue was primarily derived from three foreign orders; a single order, representing 22% of sales, shipped to a customer in Italy for our 72ASP high-speed bulk encryptors amounting to $686,000; two orders for our secure telephones sold into South America totaling $637,000; and a single order of $264,000 of various data, voice and radio encryptors shipped to an African nation. Revenue recorded under our engineering services efforts with the US government during the first nine months of fiscal 2003 amounted to $276,000.

Gross profit for the first nine months of fiscal 2004 was $2,224,000 as compared to gross profit of $2,005,000 for the same period of fiscal 2003. This represented an increase in gross profit of 11% for the period. Gross profit expressed as a percentage of sales was 62% for the first nine months of fiscal 2004 as compared to 64% for the same period in fiscal 2003. The increase in gross profit was primarily attributable to a large engineering services contract with a high gross profit margin in the third quarter of fiscal 2004, offset by recurring engineering services work that typically has a lower gross profit.

Selling, general and administrative expenses for the first nine months of fiscal 2004 were $1,052,000, as compared to $1,244,000 for the same period in fiscal 2003. This decrease of 15% was primarily attributable to a decrease of $194,000 in selling and marketing costs, offset by a slight increase of $2,000 in general and administrative expenses.

The increase in general and administrative costs was primarily attributable to a $75,000 increase in personnel-related costs as a result of increased work schedules and bonuses as all employees have been brought back to their full salaries. This increase was partially offset by decrease in audit and other professional fees of approximately $76,000.

The decrease in selling costs was primarily attributable to a reduction in internal and third party sales commissions and marketing contracts totaling $258,000. This decrease was partially offset by an increase in personnel-related costs of $27,000 and an increase in travel expenses and product demonstration costs of $24,000. All sales employees had been returned to full salary as of December 31, 2003.

Product development costs for the nine months ended June 26, 2004 were $250,000 compared to $496,000 for the same period in fiscal 2003. This decrease of 50% was primarily attributable to an increase in engineering costs allocated to billable engineering services work in the first nine months of fiscal 2004, which decreased product development cost in such quarter as compared to the same period in fiscal 2003 by approximately $378,000. We expect this trend to continue for the remainder of the fiscal year. The cost of engineers working on billable projects is charged to cost of sales. This decrease was partially offset by an increase in personnel-related costs of $124,000. All product development employees had been returned to full salary as of January 2004. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near-term goals.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first nine months of fiscal year 2004, the majority of product development efforts was focused on billable work. Engineering services work accounted for approximately $1,010,000 of revenue during this period. This revenue was primarily generated under a program with the U.S. government, which is expected to be completed in fiscal year 2004.

The Company’s net income was $962,000 for the first nine months of fiscal 2004, as compared to $271,000 for the same period of fiscal 2003. This increase in profitability is attributable to a 25% decrease in operating expenses, a gain on the sale of an investment of $31,000 and an 11% increase in gross profit. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 26, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,224,000, or 112%, to $2,322,000 as of June 26, 2004, from a balance of $1,098,000 at September 27, 2003. This increase was attributable in part to a decrease in inventory of $67,000 as a result of product shipments of production runs begun in the fourth quarter of fiscal 2003, a decrease in accounts receivable of $53,000 and an increase in accounts payable and accrued expenses of $210,000. Also contributing to the increase in cash was income from operations of $962,000 for the nine months ended June 26, 2004. These increases were partially offset by an increase in other current assets primarily as a result of new customer performance guarantees that required cash deposits as collateral of $95,000.

The $1 million engineering services order received in March of 2003 was increased to $1.8 million in March 2004 and has generated approximately $977,000 of revenue during the first nine months of this fiscal year. This consistent source of cash flow is expected to continue during the remainder of fiscal 2004 as we complete this project.

In addition, work has begun on a new upgrade program received from a foreign customer in October 2003, which is expected to be completed in early fiscal 2005.

Backlog at June 26, 2004 amounted to approximately $1,390,000. This amount consists, in part, the remainder of the international upgrade program received in October 2003 amounting to approximately $400,000 and the remainder of the U.S. government engineering services contract received in March 2003 amounting to $173,000. The backlog is expected to ship over the next twelve months depending on customer requirements and product availability.

For the last several years the Company’s primary source of cash has been from operations. The Company needs to achieve quarterly revenue of approximately $1 million in order to reach a breakeven cash run rate based on current product cost structure and operating expenses. We have been able to achieve this goal for the past eight consecutive quarters, during which period TCC generated net income of $1,556,000 and positive cash flow of $1,674,000. As a result, based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2004. Further, based on our progress during the past eight quarters, we are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these goals can be achieved. Although we do not believe it will be necessary, further reductions of operating expenses can be made in fiscal year 2004 to achieve cost savings if revenue targets are not achieved.

We believe that, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. A significant increase in activities, whether billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of June 26, 2004, the Company had two outstanding standby letters of credit amounting to an aggregate $114,000, expiring through January 2005. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on our balance sheet.

The majority of our product manufacturing is outsourced with essentially only final assembly and final testing procedures performed at the Company’s facilities. As a result, the Company does not require extensive machinery and equipment. The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2004.

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

Stockholder Rights Plan

On August 5, 2004 the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”) designed to enhance the Board’s ability to protect the Corporation’s stockholders in the event of takeover activity that could deny them the full value of their investment or is otherwise not in the best interests of the corporation or its stockholders. In adopting the Rights Plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Corporation, payable to stockholders of record at the close of business on August 13, 2004. Until the rights become exercisable, they will trade automatically with the Corporation’s common stock and separate rights certificates will not be issued. The rights will become exercisable only in the event, with certain exceptions, that a person or group of affiliated or associated persons acquires 15% or more of the Corporation’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Corporation’s voting stock. For more detailed information see the Company’s Form 8-K filing dated August 6, 2004.

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

Item 3.    Controls and Procedures

Evaluation of disclosure and controls and procedure: With the participation of management, the Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

Changes in internal controls: During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

There are no current legal proceedings pending against or involving the Company.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Rights Agreement (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 6, 2004).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

b.	Reports on Form 8-K

On August 6, 2004, the registrant filed a Form 8-K, with respect to a Rights Agreement dated August 6, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

August 9, 2004 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief Executive Officer
August 9, 2004 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer