Form 10KSB
period 2004-09-25
TECHNICAL COMMUNICATIONS CORP
filed 2004-12-23
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004

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

Common Stock, $.10 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Total revenue of the registrant for the fiscal year end September 25, 2004 was $4,876,436.

Based on the closing price as of December 10, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 10, 2004, was approximately $7,368,990.

The number of shares of the registrant’s Common Stock, par value $.10 per share, outstanding as of December 10, 2004 was 1,355,360.

Portions of the Company’s Definitive Proxy Statement dated on or about January 7, 2005 to be delivered to shareholders in connection with the Company’s 2005 Annual Meeting of Shareholders to be held February 7, 2005 are incorporated by reference into Part III of this Form 10-KSB.

PART I

Item 1. DESCRIPTION OF BUSINESS

Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 100 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

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

TCC manufactures most of its own products using multiple vendors for the supply of components and selected processing with final assembly, software loading, testing and quality assurance being performed by TCC at its’ factory. This manufacturing approach allows TCC to competitively procure the components from multiple suppliers while maintaining control of the manufacture and performance of the final product.

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors since the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants, who conduct performance demonstrations, market the TCC product benefits and close the sale, covering many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.

The worldwide market for our Government Systems products remains a principal focus for TCC, as the Company believes increasing concerns with security will generate demand for increased protection of both voice and data networks. Management plans selected, evolutionary upgrades to government/military products both to meet new requirements of the market and to provide entry into new markets. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to meet unique customer requirements will meet a growing demand as governments become more sophisticated in defining their communications security needs.

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. The procedure for obtaining the applicable license, from either the Department of Commerce or Department of State, is relatively straightforward. Many of TCC’s products can be sold under existing “blanket” licenses, while some products and end-users must be submitted for specific approval. A more detailed discussion of the licensing process is included below in the “Regulatory Matters” section.

Recent Events

During fiscal 2004, TCC actively participated in national trials for two secure telephone systems and one strategic information system. It is expected that these trials will conclude in 2005 and additional trials will be initiated in other countries. TCC has focused an increased portion of its marketing effort on targeted opportunities where TCC can become the selected national supplier for encrypted communications. Expanding this element of our business is intended to result in long term relationships that generate annual procurements and help stabilize the often unpredictable timing of sales.

Our results in this past fiscal year have continued a favorable trend that began in the fourth quarter of fiscal year 2002. Profitability has been sustained due to positive order flow, which has resulted in a sizeable backlog, currently valued at $950,000. This trend has allowed our revenue results to remain consistent and, in conjunction with cost controls, has lead to a growth in profitability and cash flow. Product-related orders have improved over the past fiscal year, contributing significantly to the backlog and revenue. In addition, the engineering services component of our business has remained constant, providing a steady stream of revenue for technology development. We anticipate that government network systems will continue to be a strong sales component but will exhibit the timing unpredictability that is typical of this business area.

On August 6, 2004 the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 13, 2004, and for each share of common stock issued thereafter. The rights will become exercisable only in the event, with certain exceptions, that a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. Each right, once exercisable, will entitle the holder (other than an acquiring person or group) to buy one share of the Company’s Common Stock at a price of $25 per share, subject to certain adjustments.

On November 5, 2004 the Company entered into a line of credit agreement with Fleet National Bank, a Bank of America company (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants.

Products

The products described below are currently available and provide communications security solutions for mission-critical networks, voice and facsimile, centralized key and device management, and military ciphering applications.

The Government Systems product line has traditionally been the Company’s core product base and has generated the majority of revenue for the Company in recent years. These products have proven to be highly durable, which has led to significant repeat business from our customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of future revenues.

The Company’s Secure Office Systems products were originally acquired through an asset purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and still profitable, demand for them has diminished in recent years. We will continue to offer these products from our existing inventory, which we anticipate will be sufficient for several more years.

Although we believe our Network Security Systems products to be a competitive product line, the demand for this product line has been difficult to establish. The strong competition in this market area coupled with weak overall demand for network security products both domestically and overseas have hampered the Company’s efforts to develop an active and consistent market for these products. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.

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

The Company’s Narrowband Radio Security family of products provides strategic security for voice and data communications sent over HF (high frequency), VHF (very high frequency) and UHF (ultra high frequency) channels. Designed for military environments, we believe these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options and the products are compatible with the Company’s secure telephone systems to enable “office-to-field” communications.

The Company’s Secure Telephone, Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The product has a fallback mode, which was originally developed for poor high frequency channels. As a result, secure communications are possible even over poor line conditions. TCC’s high-level encryption and automated key distribution system protects sensitive information, and internal storage of 400 keys provides hands-off security.

Secure Office Systems

The Company’s Secure Portable Telephone Attachment may be placed between any telephone and handset worldwide to provide digital security. The attachment is small and portable, operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

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

Network Security Systems

The CipherONETM family of Network Security Systems consists of high-performance hardware and software-based encryption products for local area network, wide area network and Internet applications and includes a network security management system.

All of the systems have been designed for node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, thereby protecting the user’s investment. Network transparent, the products support U.S. government-backed and proprietary encryption algorithms as well as industry-standard specifications for security key management.

The Company’s Frame Relay Network Encryptor is an end-to-end frame relay encryption system and is configured locally with Cipher Site Manager, its accompanying software configuration tool, or remotely with KEYNET (discussed below).

The Company’s IP Network Encryptor provides encryption security at the Internet Protocol layer and is configured locally with Cipher Site Manager, its accompanying software configuration tool, or remotely with KEYNET.

The Company’s KEYNET Network Security Management System is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire CipherONE™ Security Systems Network, including those on mixed networks. KEYNET has an intuitive graphical user interface, making it easy to use. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics and performs automatic polling and alarms from a central and remote location. KEYNET also provides instant alarm notification. These high security measures facilitate central management while maintaining security for mission-critical networks worldwide.

Competition

The communications security devices and systems market is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. Many of these competitors are companies that have greater financial and other resources than the Company. The Company believes its principal competitors include Crypto AG, Thales Plc, Motorola Inc., General Dynamics Corp., Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel.

The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors.

Many of TCC’s competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns and can survive sustained price reductions in order to gain market share. Any period of sustained price reductions in our products would have a material adverse effect on the Company’s financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Our competitive position will also depend on our ability to attract and retain qualified personnel, to obtain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.

Sales and Backlog

In fiscal year 2004, the Company had two customers representing 40% of total net sales. These sales consisted of an ongoing engineering services effort with the U.S. government, which represented 25% of sales, and an ongoing effort to upgrade its encryption algorithm for a government in the Middle East, representing 15% of sales. In fiscal year 2003, the Company had three customers representing 50% of total net sales. These sales consisted of the ongoing engineering services effort with the U.S. government, which represented 20% of sales, a sale to a customer in Italy for bulk encryptors amounting to 17% of sales and the sale of secure telephones to a South American government representing 13% of sales.

The Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors. International sales are made primarily through our main office. We seldom have long-term contractual relationships with our customers and, therefore, generally have no assurance of a continuing relationship within a given market.

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog for continuing operations as of September 25, 2004 and September 27, 2003 was approximately $950,000 and $500,000, respectively.

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

The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce and Department of State, which license the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure necessary U.S. government export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. The procedure for obtaining the applicable license from either the Department of Commerce or the Department of State (depending on the U.S. government’s determination of jurisdiction) is well documented. The Company submits a license request application, which contains information pertaining to: the type of equipment being sold; detailed technical description (if required); the buyer; the end-user and use; quantity; and destination location. The appropriate departments of the U.S. government review the application and a licensing decision is provided to the Company. Pursuant to the receipt of the license, the Company may ship the product.

Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities, commercial users). The Company has obtained “blanket” licenses for its secure telephone, office system products and its family of network encryptors. Licenses for sales of some products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. This trend is driven by the U.S. government’s recognition of the technology available from foreign sources and the need to allow U.S. corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative effect on the Company’s international business.

Manufacturing

TCC has several manufacturing subcontractors and suppliers that provide outside processing of electronic circuit boards, fabrication of metal components, and supply of electronic components. For the majority of purchased materials and services, TCC has multiple suppliers that are able to deliver materials and services under short-term delivery purchase orders. Payment is typically made after delivery, based upon standard credit arrangements. For a small minority of parts, there are limited sources of supply. In such cases TCC monitors source availability and usually stocks for anticipated long-term requirements to assure manufacturing continuity. Notwithstanding the Company’s efforts to maintain material supplies, shortages can and do develop, necessitating delays in production, significant engineering development effort to find alternative solutions and, if production cannot be maintained, the discontinuation of the effected product design.

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

Technical Expertise

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

TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost effect of this license is considered not material.

TCC has been designing and producing secure, cryptography-based communications systems for over 40 years, during which time the Company has developed many technology techniques and practices. This expertise and experience is in the areas of cryptographic algorithm design and implementation, key distribution and management systems, cryptographic processors, voice and fax encryption and electronic hardware design. TCC relies on its internal technical expertise and experience, which TCC considers to be proprietary. These proprietary technologies are owned by TCC, are under TCC’s control, and have been documented consistent with standard engineering practices. It is estimated that the majority of sales during the past two years and during the next two years will be of products that are based upon TCC-proprietary designs.

Such technological experience and expertise is important as it enables an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. However, TCC’s practices governing the internal documentation of design data mitigate some of the risk associated with the loss of personnel who are skilled in the core competencies described above.

With the exception of the technology license referred to above, TCC has no third party rights upon which the Company relies. Sales of the products associated with this license have not been and are not anticipated to be significant to the Company’s revenues.

Research and Development

Research and development is undertaken by the Company primarily on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 25, 2004 and September 27, 2003, the Company spent $444,000 and $471,000, respectively, on product development. In addition, the Company accepts product development work on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

During fiscal 2004 and 2003, a substantial portion of product development efforts were focused on billable work. Billable engineering services work accounted for approximately $1,212,000 of revenue for the fiscal year ended September 25, 2004 and $800,000 for the fiscal year ended September 27, 2003. This revenue was primarily generated under a program with the U.S. government. This program will be completed in fiscal 2005.

In fiscal 2005, the Company expects to expand its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors, which will be developed for selected military requirements. Upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

Other than those stated above, there are no plans for major product development in fiscal 2005.

Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2004 and 2003 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

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

In fiscal years 2004 and 2003, sales to international customers accounted for approximately 48% and 57%, respectively, of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in foreign currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using foreign representatives and consultants

•	the uncertainty of the ability of foreign customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls and other trade restrictions

•	the difficulty of managing and operating an enterprise spanning several countries

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Employees

As of September 25, 2004, the Company employed one part-time and 24 full-time persons. The Company believes that its relationship with its employees is good.

Item 2. DESCRIPTION OF PROPERTY

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The property is approximately 23 years old, well maintained and in good condition. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

The Company does not have any current policies regarding investing in real estate. The Company has not in the past nor is it contemplating investing in real estate in the near future.

Item 3. LEGAL PROCEEDINGS

There are no current legal proceedings pending against TCC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, par value $0.10 per share, is traded on the over-the-counter bulletin board, under the symbol “TCCO.OB”. The following table presents low and high bid information for the time periods specified. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The NASDAQ Stock Market, Inc. has furnished the over-the-counter market quotations.

Title of Class	Quarter Ending	Price
		Low	High
Common Stock, $.10 par value
	9/25/2004	$3.00	$5.00
	6/26/2004	3.05	4.75
	3/27/2004	2.49	5.00
	12/27/2003	1.90	5.10

	9/27/2003	$0.80	$2.80
	6/28/2003	0.52	1.05
	3/29/2003	0.32	0.95
	12/28/2002	0.25	0.65

The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Fleet National Bank, the Company is prohibited from paying dividends. As of December 10, 2004, there were approximately 1,000 record holders of our Common Stock. On December 10, 2004, the closing price of the Common Stock was $5.55.

Equity Compensation Plan Information

During 1995 the Company established the Technical Communications Corporation 1995 Employees’ Stock Purchase Plan (the Plan) which is available to all employees who have at least one year of continuous employment with TCC, work more than 20 hours per week or more than five months per year, and whose ownership will not exceed 5% as a result of participation in the Plan. The plan allows for employees to purchase, through the grant of options, Common Stock of the Company at a discounted price through payroll withholdings.

The purchase price is 85% of the lesser of the Market Value of the Company’s Common Stock as of the grant date or the exercise date. For executive officers, the purchase price is the average of the Market Value of the Company’s Common Stock as of the grant date and the exercise date. Market Value is defined as, of a particular date, the last sale price of our Common Stock if quoted on an exchange or, if not so quoted, the average of bid and asked prices for the Common Stock last quoted by NASDAQ in the over-the-counter market. The Plan has 100,000 shares authorized for distribution of which 44,268 are still available for issuance. The Plan is administered by the Company’s Board of Directors, and expires on September 30, 2005

See also the discussion of the Company’s stock option plans included in footnote 2 to the Company’s financial statements at and as of September 25, 2004.

The following table presents information about the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding, hereinafter referred to as the “1991 Plan”) as of fiscal year-end September 25, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	609,043	(1)	$3.27	0	(2)
Equity compensation plans not approved by stockholders	0		—	0
Total	609,043		$3.27	0

(1)	Of the 609,043 options outstanding as of September 25, 2004, 436,619 were exercisable as of such date at an exercise price of $3.55 per share.
(2)	Amount does not include the number of shares of Common Stock available for purchase under the Purchase Plan, which was 44,268 as of the end of the fiscal year. There are no shares available for new options grants under either the Plan or the 1991 Plan as of the end of the fiscal year.

Sales of Unregistered Securities and Issuer Repurchases

There were no sales of unregistered shares or repurchases of stock by the Company during the fiscal year covered by this report.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and the results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion in this Form 10-KSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 25, 2004.

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

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulleting No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

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

Inventory

We value our inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of September 25, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Results of Operations

Year ended September 25, 2004 as compared to year ended September 27, 2003

Net Sales

Net sales for the years ended September 25, 2004 and September 27, 2003 were $4,876,000 and $4,051,000, respectively. Sales for fiscal 2004 consisted of $2,519,000, or 52%, from domestic sources and $2,357,000, or 48%, from international customers as compared to fiscal 2003, which consisted of $1,735,000, or 43%, from domestic sources and $2,316,000, or 57%, from international customers.

Foreign sales consisted of shipments to 24 different countries during the year ended September 25, 2004 and 27 different countries during the year ended September 27, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2004	2003
Egypt	$740,000	$91,000
Indonesia	441,000	9,000
Columbia	397,000	512,000
Italy	—	686,000
Mauritania	—	264,000
Other	779,000	754,000

	$2,357,000	$2,316,000

A significant portion of sales for fiscal year 2004 included the efforts related to engineering services work for the U.S. government. This program was amended during the year and the total value was increased to $1,900,000. Revenue recognized for this program during fiscal 2004 amounted to $1,212,000. It is anticipated this program will be completed in fiscal 2005. Another major effort which began in fiscal 2004 was a project to upgrade the encryption algorithm for a Middle Eastern customer with a total value of $1,000,000. Revenue recognized for this project during fiscal 2004 amounted to $600,000 and it is expected to be completed in fiscal 2005.

Additional sales in fiscal 2004 included $438,000 of our secure telephone, fax and data encryptors sold to a customer in Indonesia and $185,000 sold into the Middle East for use by governments. Sales of our narrowband radio encryptors included sales to four domestic customers amounting to $833,000 and three foreign customers (South America - $293,000, Africa - $190,000 and Southeast Asia - $95,000) amounting to $578,000. We also sold fax encryptors to two foreign customers (Middle East - $140,000 and Eastern Europe - $107,000) amounting to $247,000.

Sales for fiscal year 2003 included three major orders: a single order shipped to a customer in Italy, for ultimate deployment into the Middle East, for our high-speed bulk encryptors amounting to $686,000; two orders for our secure telephone, fax and data encryptors sold into South America for use by governments totaling $637,000; and a single order of $264,000 for various data, voice and narrowband radio encryptors shipped to an African nation. The Company also sold narrowband radio encryptors to nine different customers totaling $659,000, of which $459,000 was to domestic customers and $200,000 was for foreign use. The domestic sales consisted primarily of $227,000 sold to commercial manufacturing companies for integration and resale and $202,000 to various U.S. government agencies and departments. The foreign sales consisted primarily of $76,000 sold for use by a South American government and $67,000 sold to an African nation. Additionally, the Company received an order in fiscal 2003 to provide engineering services to the U.S. government. Revenue recorded under this program during fiscal 2003 amounted to $652,000 and total revenue from engineering services amounted to $796,000 in fiscal 2003.

Other fiscal year 2003 sales included $432,000 of our secure office systems product line, $111,000 of which was a sale of our executive secure telephones sold to a commercial manufacturing company for resale to an African nation and a sale of our fax encryptors into the Middle East amounting to $91,000.

Gross Profit

Gross profit for fiscal year 2004 was $3,073,000 as compared to $2,505,000 in fiscal year 2003, an increase of 23%. This increase in gross profit was primarily attributable to higher sales volume. Gross profit expressed as a percentage of sales was 63% in fiscal year 2004 compared to 62% in the prior year. A higher gross margin on the algorithm upgrade project helped improve the gross profit in fiscal 2004. These higher gross margin sales were partially offset by lower gross margins on engineering services revenue. Engineering services revenue contributed an additional $244,000 to gross profit in fiscal year 2004 as compared to fiscal year 2003.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal year 2004 were $1,542,000 as compared to $1,586,000 in fiscal year 2003, a decrease of 3%. This decrease was attributable to a decrease in selling costs of approximately $162,000, offset by an increase in general & administrative costs of approximately $118,000.

The decrease in selling costs was primarily attributable to a reduction in sales commissions and marketing contracts of approximately $223,000 in fiscal 2004. The Company sells its products through a distribution network it has established in various countries. The relationship with these distributors takes two forms: as a reseller or as an agent for the Company. Resellers purchase our products from us and then resell the product to an end user. These sales are made at a reduced price and involve no commissions or other selling costs. Agents act as our representative in their respective countries to facilitate a sale from us directly to the end user. These representatives are paid a commission for their efforts and this cost is reflected as a selling expense. During fiscal year 2004, a higher percentage of sales were made through resellers than agents resulting in the reduced selling costs. This reduction was partially offset by an increase in payroll and benefit-related costs of approximately $41,000 as a result of returning all employees to full-time status.

The increase in general and administrative costs was primarily attributable to a $178,000 increase in personnel-related costs as a result of returning all employees to full-time status. This increase was partially offset by a decrease in professional fees of $59,000. The Company also incurred approximately $20,000 of consulting fees in fiscal 2004 associated with the implementation of Section 404 of the Sarbanes-Oxley Act. These fees were related to the initial stages of a long-term project to document the Company’s system of internal controls. This project is expected to continue in fiscal year 2005 and cost an estimated $100,000 in aggregate consulting costs and approximately 100 hours of internal labor.

Research and Development

Product development costs for the fiscal year ended September 25, 2004 were $444,000, compared to $471,000 for fiscal year 2003. This decrease of 6% was attributable to an increase in billable contract engineering during fiscal year 2004, which decreased product development costs by approximately $192,000. In addition, a reduction in overhead expenses and facility costs as a result of company cost-cutting measures amounted to savings of approximately $38,000. These reductions were substantially offset by an increase in payroll and benefit-related costs of approximately $221,000 as a result of returning all employees to full-time status and the hiring during the year of a new engineer and product manager.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal year 2004, a substantial portion of product development efforts were focused on billable work. Engineering services work accounted for approximately $1,212,000 of revenue for the fiscal year ended September 25, 2004. This revenue was primarily generated under a program with the U.S. government, which will be completed in fiscal year 2005.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities - either billable or new product related - will require additional resources which we may not be able to fund through cash from operations. We believe that, in the long term, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient, the Company will look to other sources of financing including debt and/or equity investments.

In fiscal 2005, the Company expects to expand its investment in product development. Secure applications for the voice wireless market will be evaluated and new network interfaces for our high speed bulk encryptors will be developed for selected military requirements. Work with respect to upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Net Income

The Company’s net income was $1,134,000 for fiscal year 2004 as compared to $457,000 for fiscal year 2003, a 148% increase. This increase in profitability is attributable to a 23% increase in gross profits and a 3% decrease in operating expense. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 25, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,140,000, or 104%, to $2,238,000 as of September 25, 2004, from a balance of $1,098,000 at September 27, 2003. This increase was primarily attributable to net income from operations of $1,134,000 and an increase in current liabilities of $161,000. These increases were slightly offset by increases in inventory of $57,000, accounts receivable of $60,000 and other current assets of $77,000.

The $1,000,000 engineering services order for the U.S. government received in March of 2003 was modified in fiscal 2004 and the value was increased to $1,900,000. This order has generated approximately $1,212,000 of revenue this fiscal year and $652,000 of revenue in fiscal 2003, and has also contributed to earnings by reducing product development expenditures by $550,000 and $300,000, in fiscal 2004 and 2003, respectively, as these expenses were charged to cost of goods sold. This consistent source of cash flow is expected to continue in the early part of fiscal 2005. A new order to upgrade the encryption algorithm for a government in the Middle East has generated approximately $600,000 of revenue this fiscal year. This program is expected to be completed in fiscal 2005 and is expected to generate an additional $400,000 of revenue.

Backlog at September 25, 2004 amounted to approximately $950,000. This amount consists of the balance of the order to upgrade the encryption algorithm, received in fiscal 2004 amounting to $400,000 as noted above, and an order of approximately $382,000 for our radio encryptors to an African nation. The orders in backlog are expected to ship during the early part of fiscal 2005 depending on customer requirements and product availability.

On November 5, 2004, the Company entered into a line of credit agreement with Fleet National Bank, a Bank of America company (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants.

In fiscal 2005, the Company expects to expand its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors for selected military requirements. Upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2005. Further, based on our profitability during the past nine quarters, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of September 25, 2004, the Company had two outstanding standby letters of credit amounting to $114,000, expiring through January 31, 2005. The standby letters of credit are secured by compensating cash collateral, which is classified as other current assets on our balance sheet.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet and is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

The Company does not anticipate any significant capital expenditures during fiscal 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN No. 46), which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued FIN No. 46R “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities and which supersedes FIN No. 46. The Company adopted the provisions of FIN No. 46R during fiscal 2004 and it had no effect on the Company’s financial statements and related disclosures.

Item 7. FINANCIAL STATEMENTS

The financial statements and notes thereto listed in the accompanying index to financial statements (Item 13) are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-KSB, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. OTHER INFORMATION

Not applicable.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Certain Relationships and Related Transactions,” with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

Item 13. EXHIBITS

(1)	Financial Statements The following Consolidated Financial Statements, Notes thereto and Independent Auditors’ Report of the Company are filed on the pages listed below, as part of Part II, Item 7 of this report:

(2) Financial Statement Schedules The following Consolidated Financial Statement Schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	37

Report of Independent Certified Public Accountants	37

(3) List of Exhibits

3.1	Articles of Organization of the Company, incorporated by reference to the Company’s Registration Statement of Form S-1, filed on December 1, 1969

3.2	By-laws of the Company (1)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (2)

10.1	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (3)

10.2	Standstill Agreement, dated as of November 1998, by and among the Company and individuals named therein (3)

10.3	Loan and Security Agreement, dated July 31, 2000, between the Company and Coast Business Credit, a division of Southern Pacific Bank (4)

10.4	Amendment to Loan and Security Agreement, dated December 28, 2000, between the Company and Coast Business Credit, a division of Southern Pacific Bank (4)

10.5	Employment Agreement, effective February 12, 2001, with Michael P. Malone (6)

10.6	Employment Agreement, effective February 12, 2001, with John I. Gill (6)

10.7	Second Amendment to Loan and Security Agreement, dated August 13, 2001, between the Company and Coast Business Credit, a division of Southern Pacific Bank (5)

10.8	Third Amendment to Loan and Security Agreement, dated December 27, 2001, between the Company and Coast Business Credit, a division of Southern Pacific Bank (5)

10.9	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (7)

10.10	1995 Employee Stock Purchase Plan (8)

10.11	2001 Stock Option Plan (9)

10.12	Standard Form Commercial Lease, dated October 25, 2002, between the Company and Domino Realty Trust(10)

10.13	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (11)

10.14	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (11)

14	Code of Business Conduct and Ethics*

21	List of Subsidiaries of the Company*

23	Consent of Vitale, Caturano and Company LTD*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350.*

Footnotes:

*	Attached to this filing
(1)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998.
(2)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004.
(3)	Incorporated by reference to the Company’s Annual Report for 1998 Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998.
(4)	Incorporated by reference to the Company’s Annual Report for 2000 Form 10-K, filed with the Securities and Exchange Commission on December 29, 2000.
(5)	Incorporated by reference to the Company’s Annual Report for 2001 Form 10-K, filed with the Securities and Exchange Commission on December 28, 2001.
(6)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001.
(7)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001.
(10)	Incorporated by reference to the Company’s Annual Report for 2003 Form 10-K, filed with the Securities and Exchange Commission on December 23, 2003.
(11)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Proposal V – Fees,” with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2004 fiscal year.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2004.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 22, 2004
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 22, 2004
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 22, 2004
Mitchell B. Briskin

/s/ Robert T. Lessard	Director	December 22, 2004
Robert T. Lessard

/s/ Thomas E. Peoples	Director	December 22, 2004
Thomas E. Peoples

Technical Communications Corporation

Consolidated Balance Sheets

September 25, 2004 and September 27, 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,238,319	$1,097,847
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	329,950	269,892
Inventories	1,246,292	1,189,284
Other current assets	178,315	101,031

Total current assets	3,992,876	2,658,054

Equipment and leasehold improvements	4,995,618	4,971,395
Less accumulated depreciation	(4,918,775)	(4,862,241)

Equipment and leasehold improvements, net	76,843	109,154

	$4,069,719	$2,767,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,867	$105,821
Accrued liabilities:
Compensation and related expenses	214,521	61,390
Other	364,701	416,562

Total current liabilities	745,089	583,773

Stockholders’ equity
Common stock - par value $.10 per share; authorized 3,500,000 shares, issued 1,349,859 and 1,337,627 shares at September 25, 2004 and September 27, 2003, respectively	134,986	133,763
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,381,785	1,376,088
Retained earnings	1,809,793	675,518

Total stockholders’ equity	3,324,630	2,183,435

	$4,069,719	$2,767,208

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Income Statements

Years Ended September 25, 2004 and September 27, 2003

	2004	2003
Net sales	$4,876,436	$4,050,916
Cost of sales	1,803,404	1,545,972

Gross profit	3,073,032	2,504,944

Operating expenses:
Selling, general and administrative expenses	1,541,602	1,585,958
Product development costs	444,497	470,730

Total operating expenses	1,986,999	2,056,688

Operating income	1,086,933	448,256

Other income (expense)
Investment income	15,641	5,874
Interest expense	(1,640)	(1,833)
Other	33,341	4,216

Total other income	47,342	8,257

Income before income taxes	1,134,275	456,513

Provision for income taxes	—	—

Net income	$1,134,275	$456,513

Net income per common share
Basic	$0.84	$0.34
Diluted	$0.75	$0.34
Weighted average shares
Basic	1,344,087	1,336,703
Diluted	1,515,554	1,342,863

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Cash Flows

Years Ended September 25, 2004 and September 27, 2003

	2004	2003
Operating activities:
Net income	$1,134,275	$456,513
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	56,534	106,979

Changes in current assets and current liabilities:
Accounts receivable	(60,058)	2,067
Inventories	(57,008)	182,081
Other current assets	(77,284)	53,702
Accounts payable and accrued liabilities	161,316	(110,240)

Cash provided by operating activities	1,157,775	691,102

Investing activities:
Additions to equipment and leasehold improvements	(24,223)	(31,633)

Cash used for investing activities	(24,223)	(31,633)

Financing activities:
Proceeds from stock issuance	6,920	685

Cash provided by financing activities	6,920	685

Net increase in cash and cash equivalents	1,140,472	660,154
Cash and cash equivalents at beginning of year	1,097,847	437,693

Cash and cash equivalents at end of year	$2,238,319	$1,097,847

,
Supplemental disclosures:
Interest paid	$1,638	$1,834
Income taxes paid	11,100	3,656

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended September 25, 2004 and September 27, 2003

	2004	2003
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,333,627	1,333,185
Issuance of shares to ESPP participants	—	1,942
Exercise of stock options	12,232	2,500

Ending balance	1,349,859	1,337,627

Common stock at par value:
Beginning balance	$133,763	$133,319
Issuance of shares to ESPP participants	—	194
Exercise of stock options	1,223	250

Ending balance	134,986	133,763

Treasury stock:
Beginning balance	(1,934)	(1,934)

Ending balance	(1,934)	(1,934)

Additional paid-in capital:
Beginning balance	1,376,088	1,375,847
Issuance of shares to ESPP participants	—	466
Exercise of stock options	5,697	—
Issuance of below market value stock options	—	(225)

Ending balance	1,381,785	1,376,088

Retained earnings:
Beginning balance	675,518	219,005
Net income	1,134,275	456,513

Ending balance	1,809,793	675,518

Total stockholders’ equity	$3,324,630	$2,183,435

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Company Operations

Technical Communications Corporation was incorporated in Massachusetts in 1961; its subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 100 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this trend to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures.

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

Notes to Consolidated Financial Statements (continued)

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

Long-lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recognition of Revenue

The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulleting No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

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

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

At the August 2001 Board of Directors meeting, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan (the “2001 Plan”) to replace the 1991 Stock Option Plan (discussed below), which by its terms had expired. The Company reserved 350,000 shares of common stock for issuance under the 2001 Plan to employees, directors and consultants. In 2004, the Board approved an increase in the number of authorized shares under the 2001 Plan to 450,000, subject to stockholder approval at the 2005 Annual Meeting of Stockholders. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In 1992, the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the “1991 Plan”). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997, the Company increased the allocated shares under the 1991 Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.” Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income would have changed to the pro forma amounts indicated below:

	September 25, 2004	September 27, 2003
Net income, as reported	$1,134,275	$456,513

Stock-based employee compensation expense determined under fair-value method	347,743	123,789

Pro forma net income	$786,532	$332,724

Basic income per share
As reported	$0.84	$0.34
Pro forma	$0.59	$0.25

Diluted income per share
As reported	$0.75	$0.34
Pro forma	$0.52	$0.25

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.35% and 3.0% in 2004 and 2003, respectively; expected life equal to 5 years for each of 2004 and 2003; expected volatility of 173% and 172% in 2004 and 2003, respectively; and an expected dividend yield of 0%.

Notes to Consolidated Financial Statements (continued)

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

A summary of the Company’s stock option activity under the 2001 Plan and 1991 Plan is as follows:

	September 25, 2004		September 27, 2003
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding, beginning of year	500,075	$3.12	393,799	$3.82
Options granted:
Option Price = Fair Market Value	152,200	$3.54	151,700	$0.99
Option Price < Fair Market Value	7,500	$2.02	7,500	$0.54
Options exercised	(12,232)	$0.57	(2,500)	$0.01
Options forfeited	(38,500)	$2.95	(50,424)	$1.93

Options outstanding, end of year	609,043	$3.27	500,075	$3.12

Options exercisable	436,619	$3.55	379,202	$3.74
Weighted average fair value per share of options granted during the year		$3.37		$0.98

The following summarizes certain data for options outstanding and exercisable at September 25, 2004:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Number of Shares	Exercise Price	Remaining Contractual Life	Number of Shares	Exercise Price
$ 0.01 -$ 1.00	185,768	$0.93	8.0	121,527	$0.94
$ 1.01 -$ 2.00	17,200	$1.60	4.0	16,000	$1.61
$ 2.01 -$ 3.00	37,200	$2.18	7.1	35,750	$2.18
$ 3.01 -$ 4.00	261,000	$3.72	4.8	156,666	$3.83
$ 4.01 -$ 5.00	22,000	$4.96	4.6	21,600	$4.96
$ 5.01 -$ 10.00	73,875	$6.62	3.8	73,075	$6.62
$ 10.01 -$ 15.00	12,000	$11.85	2.9	12,000	$11.85

	609,043	$3.27	6.1	436,618	$3.55

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the fiscal year 2004 presentation.

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

Notes to Consolidated Financial Statements (continued)

Warranty Costs

The Company provides for warranty costs at the time of sale based upon historical experience.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable - the carrying amount of these assets and liabilities on the Company’s consolidated balance sheet approximates their fair value because of the short-term nature of these instruments.

Earnings per Share (“EPS”)

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

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal years 2004 and 2003 ended on September 25, 2004 and September 27, 2003, respectively, and each included 52 weeks.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and “other comprehensive income.” There were no “other comprehensive income” items during fiscal year 2004 and 2003.

Operating Segments

The Company reports on operating segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

Newly Issued Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN No. 46), which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued FIN No. 46R “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities and which supersedes FIN No. 46. The Company adopted the provisions of FIN No. 46R during fiscal year 2004 and it had no effect on the Company’s financial statements and related disclosures.

Notes to Consolidated Financial Statements (continued)

(3) Earning Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted EPS were calculated as follows:

	September 25, 2004	September 27, 2003
Net Income	$1,134,275	$456,513

Average Shares Outstanding - Basic	1,344,087	1,336,703
Dilutive effect of stock options	171,467	6,160

Weighted Average Shares - Diluted	1,515,554	1,342,863

Basic Income Per Share	$0.84	$0.34
Diluted Income Per Share	$0.75	$0.34

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because they were anti-dilutive, were as follows: 218,544 in fiscal year 2004 and 493,915 in fiscal year 2003.

(4) Inventories

Inventories consist of the following:

	September 25, 2004	September 27, 2003
Finished goods	$66,036	$280,959
Work in process	382,152	222,588
Raw materials and supplies	798,104	685,737

Total inventories	$1,246,292	$1,189,284

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 25, 2004	September 27, 2003	Estimated Useful Life
Engineering and manufacturing equipment	$2,553,754	$2,543,822	3-8 years
Demonstration equipment	848,083	848,083	3 years
Furniture and fixtures	1,159,565	1,145,274	3-8 years

Leasehold improvements	434,216	434,216	Remaining term of lease

Total equipment and leasehold improvements	4,995,618	4,971,395	3-8 years

Less accumulated depreciation	(4,918,775)	(4,862,241)

Equipment and leasehold improvements, net	$76,843	$109,154

Notes to Consolidated Financial Statements (continued)

(6) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 25, 2004	September 27, 2003
Product warranty costs	$42,849	$51,473
Professional service fees	29,234	107,683
Annual report and investor relation fees	23,115	71,326
Customer support agreements and commissions	82,965	96,866
Customer deposits	145,383	58,618
Other	41,155	30,596

Total other accrued liabilities	$364,701	$416,562

(7) Leases

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet and is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The lease is for a three-year period with rents payable at an annual rate of $142,169 through December 31, 2005. At its option the Company may extend the lease for two more years at an annual rate of $147,855.

(8) Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 25, 2004	September 27, 2003
Beginning Balance	$51,473	$48,706
Plus: accruals related to new sales	29,816	32,433
Less: payments and adjustments to prior period accruals	(38,440)	(29,666)

Ending Balance	$42,849	$51,473

(9) Income Taxes

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 25, 2004	September 27, 2003
Tax provision at U.S. statutory rate	$388,757	$155,215
State income taxes, net of Federal benefits	66,648	26,309
Extraterritorial income exclusion	(27,345)	(12,546)
Increase (decrease) in valuation allowance	(428,060)	(168,978)

Total provision	$—	$—

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 25, 2004	September 27, 2003
NOL Carryforward	$2,383,368	$2,817,213
Goodwill	116,413	136,956
Inventory differences	1,163,192	1,068,521
Warranty accruals	14,179	17,651
Payroll related accruals	65,731	10,661
Tax credits	58,452	59,766
Other	144,313	172,215

Total	3,945,648	4,282,983
Less: valuation allowance	(3,945,648)	(4,282,983)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $(337,335) and $(323,686) in fiscal years 2004 and 2003, respectively.

As of September 25, 2004, the Company has available tax loss carryforwards for federal income tax purposes of approximately $5,600,000, expiring through 2022. The Company also has available tax loss carryfowards for state income tax purposes of approximately $7,600,000, expiring through 2007.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

(10) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2004 and 2003. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $20,765 and $16,391 in fiscal years 2004 and 2003, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. No bonuses were earned or accrued under the plan in fiscal years 2004 or 2003.

Notes to Consolidated Financial Statements (continued)

(11) Business, Credit and Off-Balance Sheet Risks

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

At September 25, 2004 and September 27, 2003, the Company was contingently liable under open standby letters of credit totaling $114,000 and $22,000, respectively. These letters of credit were issued in the ordinary course of business to secure the Company’s performance under contracts with its customers. Cash collateral deposits are held by the Company’s lender to secure the letters of credit outstanding at September 25, 2004. These letters of credit expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been drawn down. The Company does not expect to incur any loss associated with these letters of credit.

As of September 25, 2004, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(12) Major Customers and Export Sales

In fiscal year 2004, the Company had two customers representing 40% (25% and 15%) of total net sales and at September 25, 2004 had four customers representing 100% (47%, 25%, 18%, and 10%) of accounts receivable. In fiscal year 2003, the Company had three customers representing 50% (20%, 17% and 13%) of total net sales and at September 27, 2003 had four customers representing 91% (41%, 22%, 18%, 10%) of accounts receivable.

A breakdown of net sales is as follows:

	September 25, 2004	September 27, 2003
Domestic	$2,519,287	$1,735,303
Foreign	2,357,149	2,315,613

Total Sales	$4,876,436	$4,050,916

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 25, 2004	September 27, 2003
North America, excluding the U.S.	1.6%	1.1%
Central and South America	17.0%	26.9%
Europe	9.4%	36.7%
Mid-East and Africa	49.0%	29.1%
Far East	23.0%	6.2%

Notes to Consolidated Financial Statements (continued)

The Company sold products to 24 different countries during the year ended September 25, 2004 and 27 different countries during the year ended September 27, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 25, 2004	September 27, 2003
Egypt	31.4%	3.9%
Indonesia	18.7%	0.4%
Colombia	16.8%	22.1%
Italy	—	29.6%
Mauritania	—	11.4%
Other	33.1%	32.6%

(13) Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 13, 2004, and for each share of common stock issued thereafter. Until the rights become exercisable, they will trade automatically with the Company’s common stock and separate rights certificates will not be issued. The rights will become exercisable only in the event, with certain exceptions, that a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer which, if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock.

Each right, once exercisable, will entitle the holder (other than an acquiring person or group) to buy one share of the Company’s Common Stock at a price of $25 per share, subject to certain adjustments. In addition, upon the occurrence of specified events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s Common Stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company’s Common Stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of Common Stock issuable upon exercise of the rights over (ii) the exercise price of the rights.

The Company generally will be entitled to redeem the rights at $.001 per right at any time prior to the close of business on the tenth business day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions. The rights will expire on August 5, 2014 unless earlier redeemed.

(14) Subsequent Events

On November 5, 2004 the Company entered into a line of credit agreement with Fleet National Bank, a Bank of America company (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants.

Selected Quarterly Financial Data (Unaudited)

For the fiscal years ended September 25, 2004 and September 27, 2003:

Fiscal Year 2004	First Quarter December 27, 2003	Second Quarter March 27, 2004	Third Quarter June 26, 2004	Fourth Quarter September 25, 2004
Net sales	$1,053,892	$1,105,908	$1,413,385	$1,303,251
Gross profit	501,245	656,852	1,066,066	848,869
Net income	90,843	265,192	606,103	172,137

Net income per share
Basic	$0.07	$0.20	$0.45	$0.13
Diluted	$0.06	$0.17	$0.39	$0.11

Fiscal Year 2003	First Quarter December 28, 2002	Second Quarter March 29, 2003	Third Quarter June 28, 2003	Fourth Quarter September 27, 2003
Net sales	$1,135,459	$1,014,690	$985,994	$914,773
Gross profit	758,996	694,320	551,998	499,631
Net income	62,961	83,700	124,522	185,330

Net income per share
Basic	$0.05	$0.06	$0.09	$0.14
Diluted	$0.05	$0.06	$0.09	$0.14

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of

Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries at September 25, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD

November 5, 2004

Boston, Massachusetts

Technical Communications Corporation	Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of year	Additions Charged to Expense	Deductions from Reserves	Balance at End of year
Allowance for doubtful accounts:
Year Ended September 25, 2004	$70,000	—	—	$70,000
Year Ended September 27, 2003	$70,000	—	—	$70,000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors

Technical Communications Corporation

In connection with our audits of the consolidated financial statements of Technical Communications Corporation referred to in our report dated November 5, 2004, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II as it relates to the years ended September 25, 2004 and September 27, 2003. In our opinion, this schedule presents fairly, in all material respects, the financial data as of and for the years ended September 25, 2004 and September 27, 2003, required to be set forth therein.

VITALE, CATURANO & COMPANY, LTD

November 5, 2004

Boston, Massachusetts