Form 10QSB
period 2004-12-25
TECHNICAL COMMUNICATIONS CORP
filed 2005-02-08
CIK 96699

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 4, 2005: 1,358,426.

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 25, 2004	September 25, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,019,971	$2,238,319
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	507,054	329,950
Inventories	1,355,004	1,246,292
Other current assets	88,566	178,315

Total current assets	3,970,595	3,992,876

Equipment and leasehold improvements	5,043,596	4,995,618
Less: accumulated depreciation and amortization	4,932,706	4,918,775

	110,890	76,843

Total Assets	$4,081,485	$4,069,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$194,253	$165,867
Accrued liabilities
Accrued payroll	197,520	214,521
Accrued expenses	238,640	364,701

Total current liabilities	630,413	745,089

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,355,592 shares issued and outstanding at December 25, 2004 and 1,349,859 shares issued and outstanding at September 25, 2004	135,559	134,986
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,389,905	1,381,785
Retained earnings	1,927,542	1,809,793

Total stockholders’ equity	3,451,072	3,324,630

Total Liabilities and Stockholders’ Equity	$4,081,485	$4,069,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Net sales	$1,186,584	$1,053,892
Cost of sales	373,800	552,647

Gross profit	812,784	501,245

Operating expenses:
Selling, general and administrative expenses	454,756	363,874
Product development costs	248,674	48,724

Total operating expenses	703,430	412,598

Operating income	109,354	88,647

Other income (expense):
Interest income	8,387	2,110
Interest expense	(457)	(364)
Other	450	450

Total other income:	8,380	2,196

Income before income taxes	117,734	90,843

Provision for income taxes	—	—

Net income	$117,734	$90,843

Net income per common share:
Basic	$0.09	$0.07
Diluted	$0.07	$0.06

Weighted average shares:
Basic	1,353,338	1,337,395
Diluted	1,587,032	1,529,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Operating Activities:
Net income	$117,734	$90,843

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,931	15,522

Changes in assets and liabilities:
Accounts receivable	(177,104)	(473,918)
Inventories	(108,712)	146,550
Other current assets	89,749	(127,436)
Accounts payable and other accrued liabilities	(114,676)	98,568
Deferred revenue	—	400,000

Net cash (used in) provided by operating activities	(179,078)	150,129

Investing Activities:
Additions to equipment and leasehold improvements	(47,978)	(9,565)

Net cash used in investing activities	(47,978)	(9,565)

Financing Activities:
Proceeds from stock issuance	8,708	527

Net cash provided by financing activities	8,708	527

Net (decrease) increase in cash and cash equivalents	(218,348)	141,091

Cash and cash equivalents at beginning of the period	2,238,319	1,097,847

Cash and cash equivalents at the end of the period	$2,019,971	$1,238,938

Supplemental Disclosures:

Interest paid	$456	$364
Income taxes paid	20,956	8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 24, 2005.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) and No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148) encourage, but not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share for the three month periods ended December 25, 2004 and December 27, 2003 would have been as follows:

	December 25, 2004	December 27, 2003
	(unaudited)	(unaudited)
Net income, as reported	$117,734	$90,843
Pro forma impact of expensing stock options	50,547	16,687

Pro forma net income	$67,187	$74,156

Basic income per common share, as reported	$0.09	$0.07
Pro forma impact of expensing stock options	0.04	0.01

Pro forma net income per share	$0.05	$0.06

Diluted income per common share, as reported	$0.07	$0.06
Pro forma impact of expensing stock options	0.03	0.01

Pro forma net income per share	$0.04	$0.05

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.46% and 2.6% for 2004 and 2003, respectively; expected life equal to 5.15 years and 9.45 years for 2004 and 2003, respectively; expected volatility of 171% and 176% in 2004 and 2003, respectively; and an expected dividend yield of 0% for both 2004 and 2003.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of December 25, 2004 and September 25, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for small business issuer public companies for the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition and results of operations.

NOTE 2. Inventories

Inventories consisted of the following:

	December 25, 2004	September 25, 2004
	(unaudited)
Finished Goods	$16,633	$66,036
Work in Process	379,725	382,152
Raw Materials	958,646	798,104

	$1,355,004	$1,246,292

NOTE 3. Income taxes

Although the Company recorded net income for the three months ended December 25, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	December 25, 2004	December 27, 2003
	(unaudited)	(unaudited)
Net income	$117,734	$90,843

Average shares outstanding-basic	1,353,338	1,337,395
Dilutive effect of stock options	233,694	191,924

Weighted average shares-diluted	1,587,032	1,529,319

Basic income per share	$0.09	$0.07
Diluted income per share	$0.07	$0.06

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive were 102,875 at December 25, 2004 and were 231,432 at December 27, 2003.

NOTE 5. Major Customers and Export Sales

During the quarter ended December 25, 2004, the Company had three customers that represented 77% (34%, 31% and 12%, respectively) of net sales as compared to the same period in fiscal 2004 where four customers represented 93% (31%, 30%, 19% and 13%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	December 25, 2004	December 27, 2003
	(unaudited)	(unaudited)
Domestic	$584,519	$472,152
Foreign	602,065	581,740

Total sales	$1,186,584	$1,053,892

The Company sold products into nine countries during the quarter ended December 25, 2004 and eleven countries during the quarter ended December 27, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	December 25, 2004	December 27, 2003
	(unaudited)	(unaudited)
Morocco	62.0%	—
Slovakia	23.2%	0.1%
Indonesia	—	34.8%
Colombia	1.2%	53.6%
Other	13.6%	11.5%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	December 25, 2004	December 27, 2003
	(unaudited)	(unaudited)
North America (excluding the U.S.)	0.3%	3.4%
Central and South America	1.2%	54.3%
Europe	27.2%	5.7%
Mid-East and Africa	70.6%	1.6%
Far East	0.7%	35.0%

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability of the Company. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004.

Overview

The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

Results of Operations

Quarter ended December 25, 2004 as compared to the Quarter ended December 27, 2003

Net Sales

Net sales for the quarter ended December 25, 2004 were $1,187,000, as compared to $1,054,000 for the quarter ended December 27, 2003, a 13% increase. Sales for the first quarter of fiscal 2005 consisted of $585,000, or 49%, from domestic sources and $602,000, or 51%, from international customers as compared to the same period in fiscal 2004, during which sales consisted of $472,000, or 45%, from domestic sources and $582,000, or 55%, from international customers.

Foreign sales consisted of shipments to nine different countries during the quarter ended December 25, 2004 and eleven different countries during the quarter ended December 27, 2003. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	December 25, 2004	December 27, 2003
Morocco	$373,000	$—
Slovakia	140,000	1,000
Indonesia	—	202,000
Columbia	7,000	312,000
Other	82,000	67,000

	$602,000	$582,000

Revenue for the first quarter of fiscal 2005 was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $259,000 for the quarter. Another major order shipped during the quarter, for our narrowband radio encryptors for use by the Moroccan government, amounted to $373,000. Additional revenue for the quarter was generated by domestic orders amounting to $123,000 for our narrowband radio encryptors and $142,000 for our high speed bulk encryptors.

This compares to the first quarter of the previous fiscal year where revenue was derived in part from the on-going efforts to provide engineering services to the U.S. government amounting to $329,000; a domestic order amounting to $132,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors. We also shipped an order to a Southeast Asian country for our secure telephone, fax and data encryptors amounting to $202,000 during the first quarter of fiscal 2004.

Gross Profit

Gross profit for the first quarter of fiscal 2005 was $813,000 as compared to gross profit of $501,000 for the same period of fiscal 2004, an increase of 62%. Gross profit expressed as a percentage of sales was 68% for the first quarter of fiscal 2005 as compared to 48% for the same period in fiscal 2004. The increase in gross profit as a percentage of sales was primarily associated with a decrease in engineering services revenue, a decrease in manufacturing overhead variances, and several sales in the first quarter of fiscal 2005 at a higher than normal profit percentage.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2005 were $455,000, as compared to $364,000 for the same quarter in fiscal 2004. This increase of 25% was primarily attributable to an increase of $118,000 in general and administrative expenses, offset by a decrease of $27,000 in selling and marketing costs.

The increase in general and administrative costs was primarily attributable to charges for consulting services performed during the first quarter of fiscal 2005 amounting to $59,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act, an increase in professional fees of $42,000 and a $5,000 increase in personnel-related costs.

The decrease in selling costs was primarily attributable to a reduction in bid and proposal costs of $18,000, a decrease in third-party sales commissions and marketing contracts totaling $4,000 and a decrease in product demonstration costs of $3,000. This decrease was partially offset by an increase in personnel-related costs of $6,000.

Research and Development

Product development costs for the first quarter ended December 25, 2004 were $249,000, compared to $49,000 for the same period of fiscal 2004. This increase of 410% was attributable to a decrease in billable contract engineering and bid and proposal work during the first quarter of fiscal 2005, which increased product development costs by approximately $84,000. In addition, the Company had an increase in payroll and benefit-related costs of approximately $123,000 as a result of returning all employees to full-time status and the hiring of new personnel.

Engineering costs are allocated among billable engineering services, bid and proposal efforts and product development. Engineering costs allocated to billable projects are charged to cost of sales and engineering costs allocated to bid and proposal efforts are charged to selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first quarter of fiscal 2005, engineering services work accounted for approximately $259,000 of revenue. This revenue was generated under a program with the U.S. government, which will be completed in fiscal 2005.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities - either billable or new product related—will require additional resources which we may not be able to fund through cash from operations. We believe that, in the long term, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient, the Company will look to other sources of financing including debt and/or equity investments.

In fiscal 2005, the Company expects to expand its investment in product development. Secure applications for the voice wireless market are being evaluated and new network interfaces for our high speed bulk encryptors will be developed for selected military requirements. Work with respect to upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Net Income

The Company’s net income was $118,000 for the first quarter of fiscal 2005, as compared to $91,000 for the same period of fiscal 2004. This 30% increase in profitability is attributable to a 62% increase in gross profit and offset by a 70% increase in operating expenses. This trend in net income is encouraging. However, due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 25, 2004, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $218,000, or 10%, to $2,020,000 as of December 25, 2004, from a balance of $2,238,000 at September 25, 2004. This decrease was attributable in part to an increase in inventory and accounts receivable and a decrease in accounts payable and accrued expenses of $109,000,

$177,000 and $115,000, respectively. These decreases were partially offset by a decrease in other current assets primarily as a result of customer performance guarantees that no longer required cash deposits as collateral in the amount of $90,000. Also offsetting the decrease in cash was income from operations of $118,000 for the three months ended December 25, 2004.

The $1.9 million engineering services order received in March 2003 was increased again this quarter to $2.1 million and generated approximately $259,000 of revenue during the first quarter of fiscal 2005. This contract was, however, essentially complete as of December 25, 2004. It is the Company’s intention to aggressively pursue new contracts of this nature, and anticipates receiving such contracts in fiscal 2005.

A new order to upgrade the encryption algorithm for a government in the Middle East generated approximately $600,000 of revenue during the previous fiscal year. This program is expected to be completed in fiscal 2005 and is expected to generate an additional $400,000 of revenue.

Backlog at December 25, 2004 amounted to approximately $472,000. This amount consists, in part, of the remainder of the order to upgrade the encryption algorithm amounting to approximately $400,000, mentioned above. The backlog is expected to ship over the next twelve months depending on customer requirements and product availability.

On November 5, 2004, the Company entered into a line of credit agreement with Fleet National Bank, a Bank of America company (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit provides it with a source of liquidity available on favorable terms, if and when necessary for Company operations and development.

During the remainder of fiscal 2005, the Company expects to expand its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors for selected military requirements. Upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal 2005. Further, based on our profitability during the past ten quarters, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

Certain foreign customers require the Company to guarantee performance of products sold. These guarantees typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of December 25, 2004, the Company had two outstanding standby letters of credit amounting to $114,000, expiring through January 31, 2005. The standby letters of credit are secured by the Company’s line of credit facility with Fleet National Bank.

The Company does not anticipate any significant capital expenditures during fiscal 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 25, 2004, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004.

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

PART II. Other Information

Item 1.	Legal Proceedings

There are no current legal proceedings pending against or involving the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 8, 2005 Date	By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr., President and Chief Executive Officer

February 8, 2005 Date	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer