Form 10QSB
period 2005-03-26
TECHNICAL COMMUNICATIONS CORP
filed 2005-05-10
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 6, 2005: 1,362,958.

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 26, 2005	September 25, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,790,992	$2,238,319
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	264,551	329,950
Inventories	1,273,680	1,246,292
Other current assets	78,252	178,315

Total current assets	3,407,475	3,992,876

Equipment and leasehold improvements	5,057,591	4,995,618
Less: accumulated depreciation and amortization	4,947,875	4,918,775

Equipment and leasehold improvements, net	109,716	76,843

Total Assets	$3,517,191	$4,069,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$119,162	$165,867
Accrued liabilities
Accrued payroll	224,631	214,521
Accrued expenses	151,299	364,701

Total current liabilities	495,092	745,089

Stockholders’ Equity:
Common stock, par value $.10 per share; 3,500,000 shares authorized; 1,363,190 shares issued and outstanding at March 26, 2005 and 1,349,859 shares issued and outstanding at September 25, 2004	136,319	134,986
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,396,979	1,381,785
Retained earnings	1,490,735	1,809,793

Total stockholders’ equity	3,022,099	3,324,630

Total Liabilities and Stockholders’ Equity	$3,517,191	$4,069,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Net sales	$555,023	$1,105,908
Cost of sales	317,222	449,056

Gross profit	237,801	656,852

Operating expenses:
Selling, general and administrative expenses	386,306	319,724
Product development costs	306,413	105,882

Total operating expenses	692,719	425,606

Operating income (loss)	(454,918)	231,246

Other income (expense):
Interest income	9,429	2,921
Interest expense	(458)	(363)
Other	9,140	31,388

Total other income:	18,111	33,946

Income (loss) before income taxes	(436,807)	265,192

Provision for income taxes	—	—

Net income (loss)	$(436,807)	$265,192

Net income (loss) per common share:
Basic	$(0.32)	$0.20
Diluted	$(0.32)	$0.17

Weighted average shares:
Basic	1,357,965	1,343,298
Diluted	1,357,965	1,561,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 26, 2005	March 27, 2004
Net sales	$1,741,607	$2,159,801
Cost of sales	691,022	1,001,705

Gross profit	1,050,585	1,158,096

Operating expenses:
Selling, general and administrative expenses	841,062	683,598
Product development costs	555,087	154,606

Total operating expenses	1,396,149	838,204

Operating income (loss)	(345,564)	319,892

Other income (expense):
Interest income	17,816	5,031
Interest expense	(915)	(726)
Other	9,590	31,838

Total other income:	26,491	36,143

Income (loss) before income taxes	(319,073)	356,035

Provision for income taxes	—	—

Net income (loss)	$(319,073)	$356,035

Net income (loss) per common share:
Basic	$(0.24)	$0.27
Diluted	$(0.24)	$0.22

Weighted average shares:
Basic	1,355,655	1,340,355
Diluted	1,355,655	1,630,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 26, 2005	March 27, 2004
Operating Activities:
Net income (loss)	$(319,073)	$356,035

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,100	31,277
Gain on sale of trading securities	—	(30,838)

Changes in assets and liabilities:
Accounts receivable	65,399	(143,745)
Inventories	(27,388)	145,803
Other current assets	100,063	(68,028)
Accounts payable and other accrued liabilities	(249,997)	114,248
Deferred revenue	—	400,000

Net cash provided by (used in) operating activities	(401,896)	804,752

Investing Activities:
Additions to equipment and leasehold improvements	(61,973)	(21,963)
Proceeds from sale of trading securities	—	30,838

Net cash provided by (used in) investing activities	(61,973)	8,875

Financing Activities:
Proceeds from stock issuance	16,542	2,744

Net cash provided by financing activities	16,542	2,744

Net increase (decrease) in cash and cash equivalents	(447,327)	816,371

Cash and cash equivalents at beginning of the period	2,238,319	1,097,847

Cash and cash equivalents at the end of the period	$1,790,992	$1,914,218

Supplemental Disclosures:

Interest paid	$914	$746
Income taxes paid	20,956	11,100

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

NOTE 1. Summary of Significant Accounting Policies and Significant Judgments and Estimates

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

Inventory

We value our inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148) encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share for the three month and six month periods ended March 26, 2005 and March 27, 2004 would have been as follows:

	March 26, 2005		March 27, 2004
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net income (loss), as reported	$(436,807)	$(319,073)	$265,192	$356,035
Pro forma impact of expensing stock options	26,114	52,830	224,075	240,687

Pro forma net income (loss)	$(462,921)	$(371,903)	$41,117	$115,348

Basic income (loss) per common share, as reported	$(0.32)	$(0.24)	$0.20	$0.27
Pro forma impact of expensing stock options	0.02	0.04	0.17	0.18

Pro forma net income (loss) per share	$(0.34)	$(0.28)	$0.03	$0.09

Diluted income (loss) per common share, as reported	$(0.32)	$(0.24)	$0.17	$0.22
Pro forma impact of expensing stock options	0.02	0.04	0.14	0.15

Pro forma net income (loss) per share	$(0.34)	$(0.28)	$0.03	$0.07

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.71% and 3.0% for 2005 and 2004, respectively; expected life equal to 5 years for each of 2005 and 2004; expected volatility of 167% and 191% in 2005 and 2004, respectively; and an expected dividend yield of 0% for both 2005 and 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of March 26, 2005 and September 25, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the first fiscal year beginning after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition and results of operations.

NOTE 2. Inventories

Inventories consisted of the following:

	March 26, 2005	September 25, 2004
	(unaudited)
Finished Goods	$16,246	$66,036
Work in Process	312,344	382,152
Raw Materials	945,090	798,104

	$1,273,680	$1,246,292

NOTE 3. Income taxes

Although the Company recorded net income for the six months ended March 27, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has also not recorded an income tax benefit on its net loss for the six months ended March 26, 2005 due to its uncertain realizability The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	March 26, 2005		March 27, 2004
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net income (loss)	$(436,807)	$(319,073)	$265,192	$356,035

Average shares outstanding - basic	1,357,965	1,355,655	1,343,298	1,340,355
Dilutive effect of stock options	—	—	218,033	289,801

Weighted average shares - diluted	1,357,965	1,355,655	1,561,331	1,630,156

Basic income (loss) per share	$(0.32)	$(0.24)	$0.20	$0.27
Diluted income (loss) per share	$(0.32)	$(0.24)	$0.17	$0.22

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 567,545 for both the three and six month periods ended March 26, 2005 and were 225,099 for the three month period and 383,044 for the six month period ended March 27, 2004.

NOTE 5. Major Customers and Export Sales

During the quarter ended March 26, 2005, the Company had one customer that represented 72% of net sales as compared to the same period in fiscal 2004 where three customers represented 62% (28%, 21% and 13%) of net sales. During the six months ended March 26, 2005, the Company had three customers that represented 71% (25%, 23% and 23%, respectively) of net sales as compared to the same period in fiscal 2004 where three customers represented 66% (30%, 24% and 12%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	March 26, 2005		March 27, 2004
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Domestic	$76,142	$660,662	$549,646	$1,021,799
Foreign	478,880	1,080,945	556,262	1,138,002

Total sales	$555,022	$1,741,607	$1,105,908	$2,159,801

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into 12 countries during the six months ended March 26, 2005 and 13 countries during the six months ended March 27, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	March 26, 2005		March 27, 2004
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Indonesia	83.5%	37.0%	43.7%	39.1%
Morocco	—	34.5%	—	—
Slovakia	0.3%	13.0%	19.8%	9.7%
Egypt	—	—	25.6%	12.4%
Colombia	0.7%	1.0%	—	31.6%
Other	15.5%	14.5%	10.9%	7.2%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 26, 2005		March 27, 2004
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
North America (excluding the U.S.)	—	0.2%	1.7%	2.6%
Central and South America	2.6%	1.8%	8.3%	32.0%
Europe	5.4%	17.5%	19.8%	12.5%
Mid-East and Africa	8.5%	43.1%	26.5%	13.7%
Far East	83.5%	37.4%	43.7%	39.2%

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004, the Quarterly Report on Form 10-QSB for the quarter ended December 25, 2004 and this Quarterly Report on Form 10-QSB for the quarter ended March 26, 2005.

Overview

The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products. The sales of these products have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 25, 2004, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1, “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004.

Results of Operations

Quarter ended March 26, 2005 as compared to the Quarter ended March 27, 2004

Net Sales

Net sales for the quarter ended March 26, 2005 were $555,000, as compared to $1,106,000 for the quarter ended March 27, 2004, a 50% decrease. Sales for the second quarter of fiscal 2005 consisted of $76,000, or 14%, from domestic sources and $479,000, or 86%, from international customers as compared to the same period in fiscal 2004, during which sales consisted of $550,000, or 49.7%, from domestic sources and $556,000, or 49.3%, from international customers.

Foreign sales consisted of shipments to eight different countries during the quarter ended March 26, 2005 and seven different countries during the quarter ended March 27, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country during the quarters:

	March 26, 2005	March 27, 2004
Indonesia	$400,000	238,000
Egypt	—	140,000
Slovakia	1,000	108,000
Other	78,000	70,000

	$479,000	$556,000

Revenue for the second quarter of fiscal 2005 was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $400,000. Additional revenue was derived from an amendment to our on-going efforts to provide engineering services to the U.S. government, which increased funding by approximately $600,000. Revenue recorded under this program during the second quarter amounted to $40,000.

This compares to the second quarter of the previous fiscal year where revenue was derived in part from our efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $308,000 for the quarter. Additional revenue for the quarter consisted of three foreign orders one sold into the Middle East amounting to $140,000, one sold into Eastern Europe amounting to $108,000 for our fax encryptors and an order to a Southeast Asian country for our secure telephone, fax and data encryptors amounting to $238,000.

Gross Profit

Gross profit for the second quarter of fiscal 2005 was $238,000 as compared to gross profit of $657,000 for the same period of fiscal 2004, a decrease of 64%. Gross profit expressed as a percentage of sales was 43% for the second quarter of fiscal 2005 as compared to 59% for the same period in fiscal 2004. The decrease in gross profit as a percentage of sales was primarily associated with the lower sales volume and an increase in manufacturing overhead variances.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2005 were $386,000, as compared to $320,000 for the same quarter in fiscal 2004. This increase of 21% was attributable to an increase of $57,000 in general and administrative expenses and an increase of $10,000 in selling and marketing costs.

The increase in general and administrative costs was primarily attributable to charges for consulting services performed during the second quarter of fiscal 2005 amounting to $11,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act, an increase in professional fees of $28,000 and a $16,000 increase in personnel-related costs.

The increase in selling costs was primarily attributable to an increase in bid and proposal costs of $30,000 and an increase in third-party sales commissions and marketing contracts totaling $24,000. This increase was partially offset by a decrease in personnel-related costs of $29,000 and a decrease in product demonstration and travel costs of $5,000.

Research and Development

Product development costs for the quarter ended March 26, 2005 were $306,000, compared to $106,000 for the quarter ended March 27, 2004. This increase of 189% was attributable to a decrease in billable contract engineering and bid and proposal work during the second quarter of fiscal 2005, which increased product development costs by approximately $105,000. In addition, the Company had an increase in payroll and benefit-related costs of approximately $73,000 as a result of returning all employees to full-time status and the hiring of new personnel.

Engineering costs are charged to billable engineering services, bid and proposal efforts and product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the second quarter of fiscal 2005, engineering services work accounted for approximately $40,000 of revenue. This revenue was generated under a program with the U.S. government, which was amended in March 2005 to increase funding by approximately $600,000. The work under this program is expected to be completed in fiscal 2005.

Net Income

The Company’s net loss was $437,000 for the second quarter of fiscal 2005, as compared to net income of $265,000 for the same period of fiscal 2004. This 265% decrease in profitability is attributable to a 64% decrease in gross profit and a 63% increase in operating expenses. The uncertainty of the timing of customer orders can result in periods with significant losses such as this quarter. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 26, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six months ended March 26, 2005 as compared to the Six Months ended March 27, 2004

Net Sales

Net sales for the six months ended March 26, 2005 were $1,742,000, as compared to $2,160,000 for the six months ended March 27, 2004, a 19% decrease. Sales for the first six months of fiscal 2005 consisted of $661,000, or 38%, from domestic sources and $1,081,000, or 62%, from international customers as compared to the same period in fiscal 2004, during which sales consisted of $1,022,000, or 47%, from domestic sources and $1,138,000, or 53%, from international customers.

Foreign sales consisted of shipments to 12 different countries during the six months ended March 26, 2005 and 13 different countries during the six months ended March 27, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country during the periods:

	March 26, 2005	March 27, 2004
Indonesia	$400,000	441,000
Morocco	373,000	—
Colombia	10,000	357,000
Egypt	—	140,000
Slovakia	141,000	109,000
Other	157,000	91,000

	$1,081,000	$1,138,000

Revenue for the first six months of fiscal 2005 was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $400,000 and the sale of our narrowband radio encryptors for use by the Moroccan government amounting to $373,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program during the first six months of fiscal 2005 amounted to approximately $300,000. Additional revenue for the period was generated by domestic orders amounting to $128,000 for our narrowband radio encryptors and $142,000 for our high speed bulk encryptors.

This compares to the same period of the previous fiscal year where revenue was derived in part from our efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $637,000 for the six month period ended March 27, 2004. Additional revenue for the period consisted of a foreign order sold into the Middle East amounting to $140,000 for our fax encryptors and two orders to a Southeast Asian country for our secure telephone, fax and data encryptors totaling $441,000, a domestic order amounting to $132,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors.

Gross Profit

Gross profit for the first six months of fiscal 2005 was $1,051,000 as compared to gross profit of $1,158,000 for the same period of fiscal 2004, a decrease of 9%. Gross profit expressed as a percentage of sales was 60% for the first six months of fiscal 2005 as compared to 54% for the same period in fiscal 2004. The increase in gross profit as a percentage of sales was primarily associated with the lower sales volume of engineering services work.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2005 were $841,000, as compared to $684,000 for the same period in fiscal 2004. This increase of 23% was attributable to an increase of $175,000 in general and administrative expenses, offset by a decrease of $18,000 in selling and marketing costs.

The increase in general and administrative costs was primarily attributable to charges for consulting services performed during the first six months of fiscal 2005 amounting to $70,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act, an increase in professional fees of $69,000 and a $33,000 increase in personnel-related costs.

The decrease in selling costs was primarily attributable to a decrease in personnel-related costs and internal salesmen commissions of $28,000, a decrease in engineering sales support of $9,000 and a decrease in product demonstration and travel costs of $7,000. This decrease was partially offset by an increase in bid and proposal costs of $12,000 and an increase in third-party sales commissions and marketing contracts totaling $20,000.

Research and Development

Product development costs for the six months ended March 26, 2005 were $555,000, compared to $155,000 for the six months ended March 27, 2004. This increase of 258% was attributable to a decrease in billable contract engineering and bid and proposal work during the first six months of fiscal 2005, which increased product development costs by approximately $170,000. In addition, the Company had an increase in payroll and benefit-related costs of approximately $195,000 as a result of returning all employees to full-time status and the hiring of new personnel.

Engineering costs are charged to billable engineering services, bid and proposal efforts and product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first six months of fiscal 2005, engineering services work accounted for approximately $300,000 of revenue. This revenue was generated under a program with the U.S. government, which was amended in March 2005 to increase funding by approximately $600,000. The work under this program is expected to be completed in fiscal 2005.

Net Income

The Company’s net loss was $319,000 for the first six months of fiscal 2005, as compared to net income of $356,000 for the same period of fiscal 2004. This 190% decrease in profitability is attributable to a 9% decrease in gross profit and a 67% increase in operating expenses. The uncertainty of the timing of customer orders can cause periods with significant losses such as the first six months of fiscal 2005. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 26, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $447,000, or 20%, to $1,791,000 as of March 26, 2005, from a balance of $2,238,000 at September 25, 2004. This decrease was attributable in part to an increase in inventory and decreases in accounts payable and accrued expenses of $27,000 and $250,000, respectively. These decreases were partially offset by decreases in accounts receivable and other current assets primarily as a result of the decrease in revenues and customer performance guarantees that no longer required cash deposits as collateral in the amount of $65,000 and $100,000, respectively. Also contributing to the decrease in cash was a loss from operations of $346,000 for the six months ended March 26, 2005.

The engineering services order originally received in March 2003 and amended several times to a total $2.1 million was increased again during the second quarter to $2.7 million and generated approximately $40,000 of revenue during the second quarter of fiscal 2005. This contract is expected to be completed by the end of fiscal 2005. It is the Company’s intention to aggressively pursue new contracts of this nature, and anticipates receiving such contracts in the future.

A new order to upgrade the encryption algorithm for a government in the Middle East generated approximately $600,000 of revenue during the previous fiscal year. This program is expected to be completed in fiscal 2005 and is expected to generate an additional $400,000 of revenue.

Backlog at March 26, 2005 amounted to approximately $980,000. This amount consists, in part, of the remainder of the order to upgrade the encryption algorithm amounting to approximately $400,000 and the remainder of the amendment to the engineering services order of approximately $569,000, mentioned above. The backlog is expected to ship over the next 12 months depending on customer requirements and product availability.

In November 2004, the Company entered into a line of credit agreement with Fleet National Bank, a Bank of America company (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company has not yet borrowed against this line of credit. The Company believes this line of credit provides it with a source of liquidity available on favorable terms, if and when necessary for Company operations and development.

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal 2005. Further, even though the Company experienced a substantial loss this quarter as compared to our profitability during the ten prior quarters, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved on favorable terms, if at all.

Certain foreign customers require the Company to guarantee performance of products sold. These guarantees typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of March 26, 2005, the Company had one outstanding standby letter of credit amounting to $100,000, expiring July 31, 2005. The standby letters of credit are secured by the Company’s line of credit facility with the Bank.

The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Item 3. Controls and Procedures

Evaluation of disclosure and controls and procedure: With the participation of management, the Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are reasonably adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

Changes in internal controls: During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On February 7, 2005, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, one director was elected to serve on the Board of Directors as a Class II director for a term of three years expiring at the 2008 Annual Meeting of Stockholders. Robert T. Lessard received 1,237,302 votes, and 50,180 votes were withheld. Mr. Lessard is joined by Carl H. Guild, Jr., Mitchell B. Briskin and Thomas E. Peoples on the Board of Directors of the Company. Also at the meeting, stockholders voted on other matters as follows:

1.	Amendment to the Articles of Organization of the Company (as amended and restated to date) to increase the number of authorized shares of Common Stock ($.10 par value) of the Company by 3,500,000 shares from 3,500,000 to 7,000,000 shares:

Votes for:	1,199,196
Votes against:	85,926
Abstentions:	2,360

2.	Amendment to the Articles of Organization of the Company (as amended and restated to date) to authorize 1,000,000 shares of preferred stock ($.10 par value) with “blank check” authority vested in the Board of Directors with respect to such shares:

Votes for:	155,772
Votes against:	246,401
Abstentions:	9,250
Broker non-votes:	876,059

3.	Amendment to the Technical Communications Corporation 2001 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 100,000 shares from 350,000 to 450,000 shares:

Votes for:	178,003
Votes against:	230,870
Abstentions:	2,550
Broker non-votes:	876,059

4.	Ratification of the appointment of Vitale, Caturano & Company, Ltd. as auditors for the Company for the fiscal year ending September 24, 2005:

Votes for:	1,277,227
Votes against:	9,545
Abstentions:	710

Item 5. Other Information

On May 5, 2005, the Board of Directors voted to adopt the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan. The plan allows for up to 100,000 shares of common stock (subject to adjustment) for issuance upon exercise of non-statutory stock options to employees, directors and consultants of the Company, at its discretion. The plan is effective for a term of 10 years following its adoption, although it may be terminated by the Board as it deems advisable in accordance with its terms. The stated purpose of the plan is to promote the success and interests of the Company and its stockholders by permitting and encouraging employees, directors and consultants of the Company to obtain a proprietary interest in the Company or its subsidiaries through the grant of non-statutory options to purchase shares of the Company. Terms and conditions of options granted under the plan, including exercise price and term, will be as determined by the Board in accordance with the plan.

Item 6. Exhibits

10.1	Technical Communications Corporation 2005 Non-Statutory Stock Option Plan.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 10, 2005	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 10, 2005	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer