Form 10QSB
period 2005-06-25
TECHNICAL COMMUNICATIONS CORP
filed 2005-08-09
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 5, 2005: 1,364,758.

Item 1.	Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 25, 2005	September 25, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,471,683	$2,238,319
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	388,969	329,950
Inventories	1,484,937	1,246,292
Other current assets	117,485	178,315

Total current assets	3,463,074	3,992,876

Equipment and leasehold improvements	5,061,527	4,995,618
Less: accumulated depreciation and amortization	4,956,032	4,918,775

Equipment and leasehold improvements, net	105,495	76,843

Total Assets	$3,568,569	$4,069,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$197,525	$165,867
Accrued liabilities
Accrued payroll	268,773	214,521
Accrued expenses	138,266	364,701

Total current liabilities	604,564	745,089

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,364,990 shares issued and outstanding at June 25, 2005 and 1,349,859 shares issued and outstanding at September 25, 2004	136,499	134,986
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,398,581	1,381,785
Retained earnings	1,430,859	1,809,793

Total stockholders’ equity	2,964,005	3,324,630

Total Liabilities and Stockholders’ Equity	$3,568,569	$4,069,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 25, 2005	June 26, 2004
Net sales	$751,377	$1,413,385
Cost of sales	267,070	347,319

Gross profit	484,307	1,066,066
Operating expenses:
Selling, general and administrative expenses	366,417	368,537
Product development costs	187,623	95,612

Total operating expenses	554,040	464,149

Operating (loss) income	(69,733)	601,917

Other income (expense):
Interest income	9,638	4,192
Interest expense	(201)	(456)
Other	420	450

Total other income:	9,857	4,186

(Loss) income before income taxes	(59,876)	606,103
Provision for income taxes	—	—

Net (loss) income	$(59,876)	$606,103

Net (loss) income per common share:
Basic	$(0.04)	$0.45
Diluted	$(0.04)	$0.39
Weighted average shares:
Basic	1,363,176	1,346,963
Diluted	1,363,176	1,574,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 25, 2005	June 26, 2004
Net sales	$2,492,984	$3,573,185
Cost of sales	958,092	1,349,024

Gross profit	1,534,892	2,224,161
Operating expenses:
Selling, general and administrative expenses	1,207,479	1,052,133
Product development costs	742,710	250,218

Total operating expenses	1,950,189	1,302,351

Operating (loss) income	(415,297)	921,810

Other income (expense):
Interest income	27,454	9,222
Interest expense	(1,116)	(1,183)
Other	10,010	32,288

Total other income:	36,348	40,327

(Loss) income before income taxes	(378,949)	962,137
Provision for income taxes	—	—

Net (loss) income	$(378,949)	$962,137

Net (loss) income per common share:
Basic	$(0.28)	$0.72
Diluted	$(0.28)	$0.62
Weighted average shares:
Basic	1,358,162	1,339,947
Diluted	1,358,162	1,549,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 25, 2005	June 26, 2004
Operating Activities:
Net (loss) income	$(378,949)	$962,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,257	43,865
Gain on sale of trading securities	—	(30,838)
Changes in assets and liabilities:
Accounts receivable	(59,019)	53,030
Inventories	(238,645)	67,054
Other current assets	60,830	(95,112)
Accounts payable and other accrued liabilities	(140,525)	209,649

Net cash (used in) provided by operating activities	(719,051)	1,209,785

Investing Activities:
Additions to equipment and leasehold improvements	(65,909)	(21,963)
Proceeds from sale of trading securities	—	30,838

Net cash (used in) provided by investing activities	(65,909)	8,875

Financing Activities:
Proceeds from stock issuance	18,324	5,483

Net cash provided by financing activities	18,324	5,483

Net (decrease) increase in cash and cash equivalents	(766,636)	1,224,143
Cash and cash equivalents at beginning of the period	2,238,319	1,097,847

Cash and cash equivalents at the end of the period	$1,471,683	$2,321,990

Supplemental Disclosures:
Interest paid	$1,115	$1,183
Income taxes paid	20,956	11,100

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

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plans, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share for the three month and nine month periods ended June 25, 2005 and June 26, 2004 would have been as follows:

	June 25, 2005		June 26, 2004
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Net (loss) income, as reported	$(59,876)	$(378,949)	$606,103	$962,137
Pro forma impact of expensing stock options	17,428	68,677	52,689	293,377

Pro forma net (loss) income	$(77,304)	$(447,626)	$553,414	$668,760

Basic (loss) income per common share, as reported	$(0.04)	$(0.28)	$0.45	$0.72
Pro forma impact of expensing stock options	0.02	0.05	0.04	0.22

Pro forma net (loss) income per share	$(0.06)	$(0.33)	$0.41	$0.50

Diluted (loss) income per common share, as reported	$(0.04)	$(0.28)	$0.39	$0.62
Pro forma impact of expensing stock options	0.02	0.05	0.03	0.19

Pro forma net (loss) income per share	$(0.06)	$(0.33)	$0.36	$0.43

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.83% and 3.66% for 2005 and 2004, respectively; expected life equal to 5 years for each of 2005 and 2004; expected volatility of 168% and 189% in 2005 and 2004, respectively; and an expected dividend yield of 0% for both 2005 and 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of June 25, 2005 and September 25, 2004, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

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

NOTE 2.	Inventories

Inventories consisted of the following:

	June 25, 2005	September 25, 2004
	(unaudited)
Finished Goods	$4,304	$66,036
Work in Process	456,687	382,152
Raw Materials	1,023,946	798,104

	$1,484,937	$1,246,292

NOTE 3.	Income taxes

Although the Company recorded net income for the nine months ended June 26, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has also not recorded an income tax benefit on its net loss for the nine months ended June 25, 2005 due to its uncertain realizability. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	June 25, 2005		June 26, 2004
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Net income (loss)	$(59,876)	$(378,949)	$606,103	$962,138

Average shares outstanding - basic	1,367,614	1,358,162	1,346,963	1,339,947
Dilutive effect of stock options	—	—	227,466	209,346

Weighted average shares - diluted	1,367,614	1,358,162	1,574,429	1,549,293

Basic income (loss) per share	$(0.04)	$(0.28)	$0.45	$0.72
Diluted income (loss) per share	$(0.04)	$(0.28)	$0.39	$0.62

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 575,745 for both the three and nine month periods ended June 25, 2005 and 225,099 for the three month period and 376,044 for the nine month period ended June 26, 2004.

NOTE 5.	Major Customers and Export Sales

During the quarter ended June 25, 2005, the Company had four customers that represented 82% (26%, 20%, 19% and 17%) of net sales as compared to the same period in fiscal 2004 where three customers represented 79% (42%, 24% and 13%) of net sales. During the nine months ended June 25, 2005, the Company had three customers that represented 58% (26%, 16% and 16%, respectively) of net sales as compared to the same period in fiscal 2004 where four customers represented 71% (27%, 21%, 12% and 11%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	June 25, 2005		June 26, 2004
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Domestic	$729,961	$1,390,622	$751,469	$1,784,118
Foreign	21,416	1,102,362	661,916	1,789,067

Total sales	$751,377	$2,492,984	$1,413,385	$3,573,185

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into 15 countries during the nine months ended June 25, 2005 and 13 countries during the nine months ended June 26, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 25, 2005		June 26, 2004
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Indonesia	—	36.3%	—	24.6%
Morocco	—	33.8%	—	—
Slovakia	39.1%	13.6%	—	6.1%
Egypt	—	—	90.6%	41.4%
Colombia	1.1%	1.0%	3.0%	21.0%
Austria	21.3%	0.4%	5.9%	—
Mexico	11.2%	1.2%	—	1.6%
Venezuela	14.0%	0.3%	—	0.2%
Other	13.3%	13.4%	0.5%	5.1%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 25, 2005		June 26, 2004
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
North America (excluding the U.S.)	11.2%	0.4%	—	1.6%
Central and South America	15.1%	2.1%	3.0%	21.3%
Europe	60.4%	18.4%	5.9%	10.1%
Mid-East and Africa	13.3%	42.5%	90.6%	42.1%
Far East	—	36.6%	0.5%	24.9%

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 25, 2004, the Quarterly Report on Form 10-QSB for the quarter ended December 25, 2004, the Quarterly Report on Form 10-QSB for the quarter ended March 26, 2005 and this Quarterly Report on Form 10-QSB for the quarter ended June 25, 2005.

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

Results of Operations

Quarter ended June 25, 2005 as compared to the Quarter ended June 26, 2004

Net Sales

Net sales for the quarter ended June 25, 2005 were $751,000, as compared to $1,413,000 for the quarter ended June 26, 2004, a 47% decrease. Sales for the third quarter of fiscal 2005 consisted of $730,000, or 97%, from domestic sources and $21,000, or 3%, from international customers as compared to the same period in fiscal 2004, during which sales consisted of $751,000, or 53%, from domestic sources and $662,000, or 47%, from international customers.

Foreign sales consisted of shipments to eight different countries during the quarter ended June 25, 2005 and 13 different countries during the quarter ended June 26, 2004. A sale is attributed to a foreign country based on the location of the contracting party.

Revenue for the third quarter of fiscal 2005 was primarily derived from the sale of our narrowband radio encryptors to two domestic customers amounting to $269,000. We also sold our Executive Secure Telephones to two domestic customers amounting to $180,000. Additional revenue was derived from an amendment to our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the third quarter amounted to $198,000.

This compares to the third quarter of the previous fiscal year where revenue was derived in part from our efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $340,000 for the quarter. In addition, the Company achieved the first milestone of a $1 million international upgrade program received in October 2003 resulting in the recognition of $600,000 of revenue ($400,000 of which was previously deferred). Additional revenue for the third quarter of fiscal 2004 consisted of three domestic orders amounting to $388,000 for our narrowband radio encryptors.

Gross Profit

Gross profit for the third quarter of fiscal 2005 was $484,000 as compared to gross profit of $1,066,000 for the same period of fiscal 2004, a decrease of 55%. Gross profit expressed as a percentage of sales was 65% for the third quarter of fiscal 2005 as compared to 75% for the same period in fiscal 2004. The decrease in gross profit as a percentage of sales was primarily attributable to the first milestone completion under the $1 million international upgrade program referenced above, which generated a higher than normal gross profit during the third quarter of fiscal 2004.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2005 were $366,000, as compared to $369,000 for the same quarter in fiscal 2004.

The increase in selling costs was primarily attributable to an increase in bid and proposal costs of $39,000, which was partially offset by a decrease in personnel-related costs of $37,000

General and administrative costs had a decrease in personnel-related costs of $50,000 and were offset by increases in consulting services performed during the second quarter of fiscal 2005 amounting to $6,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act and an increase in professional fees of $33,000 and travel expenses of $7,000.

Research and Development

Product development costs for the quarter ended June 25, 2005 were $188,000, compared to $96,000 for the quarter ended June 26, 2004. This increase of 96% was attributable to a decrease in billable contract engineering and bid and proposal work during the third quarter of fiscal 2005, which increased product development costs by approximately $50,000. In addition, the Company had an increase in payroll and benefit-related costs of approximately $33,000 as a result of the hiring of new personnel.

Engineering costs are charged to billable engineering services, bid and proposal efforts and product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the third quarter of fiscal 2005, engineering services work accounted for approximately $198,000 of revenue compared to $345,000 for the same period in fiscal 2004. This revenue was generated under a program with the U.S. government, which was amended in March 2005 to increase funding by approximately $600,000. The work under this program is expected to be completed in fiscal 2005.

Net Income

The Company’s net loss was $60,000 for the third quarter of fiscal 2005, as compared to net income of $606,000 for the same period of fiscal 2004. This 110% decrease in profitability is attributable to a 55% decrease in gross profit and a 19% increase in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant, such as this quarter. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 25, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine months ended June 25, 2005 as compared to the Nine Months ended June 26, 2004

Net Sales

Net sales for the nine months ended June 25, 2005 were $2,493,000, as compared to $3,573,000 for the nine months ended June 26, 2004, a 30% decrease. Sales for the first nine months of fiscal 2005 consisted of $1,391,000, or 56%, from domestic sources and $1,102,000, or 44%, from international customers as compared to the same period in fiscal 2004, during which sales consisted of $1,784,000, or 50%, from domestic sources and $1,789,000, or 50%, from international customers.

Foreign sales consisted of shipments to 15 different countries during the nine months ended June 25, 2005 and 16 different countries during the nine months ended June 26, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country during the periods:

	June 25, 2005	June 26, 2004
Indonesia	$400,000	441,000
Morocco	373,000	—
Colombia	11,000	376,000
Egypt	—	740,000
Slovakia	149,000	109,000
Other	169,000	123,000

	$1,102,000	$1,789,000

Revenue for the first nine months of fiscal 2005 was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $400,000 and the sale of our narrowband radio encryptors for use by the Moroccan government amounting to $373,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program during the first nine months of fiscal 2005 amounted to approximately $640,000. Additional revenue for the period was generated by orders from four domestic customers amounting to $391,000 for our narrowband radio encryptors, $142,000 from a customer order for our high speed bulk encryptors and $180,000 for our Executive Secure Telephones from two domestic customers.

This compares to the same period of the previous fiscal year where revenue was derived in part from our efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $977,000 for the period. In addition, the Company achieved the first milestone of a $1 million international upgrade program received in October 2003 resulting in the recognition of $600,000 of revenue. Additional revenue for the period consisted of four domestic orders amounting to $520,000 and a foreign order sold into South America amounting to $293,000 for our narrowband radio encryptors and a foreign order sold into the Middle East amounting to $139,000 for our fax encryptors. We also shipped three orders to a Southeast Asian country for our secure telephones amounting to $441,000.

Gross Profit

Gross profit for the first nine months of fiscal 2005 was $1,535,000 as compared to gross profit of $2,224,000 for the same period of fiscal 2004, a decrease of 31%. Gross profit expressed as a percentage of sales was 62% for the nine month periods of fiscal 2005 and 2004. The decrease in gross profit was a result of the lower sales volume.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2005 were $1,207,000, as compared to $1,052,000 for the same period in fiscal 2004. This increase of 15% was attributable to an increase of $175,000 in general and administrative expenses, offset by a decrease of $20,000 in selling and marketing costs.

The increase in general and administrative costs was primarily attributable to charges for consulting services performed during the first nine months of fiscal 2005 amounting to $76,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act, an increase in professional fees of $115,000 and partially offset by a $19,000 decrease in personnel-related costs.

The decrease in selling costs was primarily attributable to a decrease in personnel-related costs of $61,000 and partially offset by an increase in bid and proposal costs of $52,000.

Research and Development

Product development costs for the nine months ended June 25, 2005 were $743,000, compared to $250,000 for the nine months ended June 26, 2004. This increase of 197% was attributable to a decrease in billable contract engineering and bid and proposal work during the first nine months of fiscal 2005, which increased product development costs by approximately $232,000. In addition, the Company had an increase in payroll and benefit-related costs of approximately $228,000 as a result of the hiring of new personnel.

Engineering costs are charged to billable engineering services, bid and proposal efforts and product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first nine months of fiscal 2005, engineering services work accounted for approximately $640,000 of revenue compared to $1,010,000 for the same period in fiscal 2004. This revenue was generated under a program with the U.S. government, which was amended in March 2005 to increase funding by approximately $600,000. The work under this program is expected to be completed in fiscal 2005.

Net Income

The Company’s net loss was $379,000 for the first nine months of fiscal 2005, as compared to net income of $962,000 for the same period of fiscal 2004. This 139% decrease in profitability is attributable to a 31% decrease in gross profit and a 50% increase in operating expenses. The uncertainty of the timing of customer orders can cause periods with significant losses such as the first nine months of fiscal 2005. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 25, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $767,000, or 34%, to $1,472,000 as of June 25, 2005, from a balance of $2,238,000 at September 25, 2004. This decrease was attributable in part to the Company’s net loss of $379,000 during the nine-month period as well as an increase in inventory and accounts receivable and decreases in accounts payable and accrued expenses of $239,000, $59,000 and $141,000, respectively. These decreases were partially offset by a decrease in other current assets primarily as a result of customer performance guarantees that no longer required cash deposits as collateral in the amount of $61,000.

The engineering services order originally received in March 2003 and amended several times to a total $2.1 million was increased again during the second quarter to $2.7 million and generated approximately $198,000 of revenue during the third quarter of fiscal 2005. This contract is expected to be completed by the end of fiscal 2005. It is the Company’s intention to aggressively pursue new contracts of this nature, and anticipates receiving such contracts in the future.

An order to upgrade the encryption algorithm for a government in the Middle East generated approximately $600,000 of revenue during the previous fiscal year. This program is expected to be completed in fiscal 2005 and is expected to generate an additional $400,000 of revenue.

Backlog at June 25, 2005 amounted to approximately $851,000. This amount consists, in part, of the remainder of the order to upgrade the encryption algorithm amounting to approximately $400,000 and the remainder of the amendment to the engineering services order of approximately $371,000, mentioned above. The backlog is expected to ship over the next 12 months depending on customer requirements and product availability.

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

During the remainder of fiscal 2005, the Company expects to expand its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors for selected military requirements. Upgrades and the evolution of the Company’s secure voice office products is expected to continue. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish its near term goals.

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal 2005. Further, even though the Company experienced a substantial loss over the past two quarters as compared to our profitability during the ten prior quarters, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved on favorable terms, if at all.

Certain foreign customers require the Company to guarantee performance of products sold. These guarantees typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of June 25, 2005, the Company had one outstanding standby letter of credit amounting to $100,000, expiring January 31, 2006. The standby letters of credit are secured by the Company’s line of credit facility with the Bank.

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

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Articles of Amendment to Articles of Organization

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 9, 2005	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

August 9, 2005	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer