Form 10KSB
period 2005-09-24
TECHNICAL COMMUNICATIONS CORP
filed 2005-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

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

(Issuer’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $.10 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

Total revenue of the registrant for the fiscal year ended September 24, 2005 was $3,721,014.

Based on the closing price as of December 9, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 9, 2005, was approximately $5,219,928.

The number of shares of the registrant’s Common Stock, par value $ ..10 per share, outstanding as of December 9, 2005 was 1,366,257.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2006 Annual Meeting of Shareholders to be held February 13, 2006 are incorporated by reference into Part III of this Form 10-KSB.

PART I

Item 1.	DESCRIPTION OF BUSINESS

Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 100 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

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

TCC manufactures most of its own products using multiple vendors for the supply of components and selected processing. Final assembly, software loading, testing and quality assurance are performed by TCC at its factory. This manufacturing approach allows TCC to competitively procure the components from multiple suppliers while maintaining control of the manufacture and performance of the final product.

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors since the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the products and close the sale, and who handle on behalf of TCC many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.

The worldwide market for our Government Systems products remains a principal focus for TCC, as the Company believes increasing concerns with security will generate demand for increased protection of both voice and data networks. Management plans selected, evolutionary upgrades to our government/military products both to meet new requirements of the market and to provide entry into new markets. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to meet unique customer requirements will meet a growing demand as governments become more sophisticated in defining their communications security needs.

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

Recent Events

During fiscal 2005, the Company introduced a new wireless secure mobile telephone. The CipherTalk-8000 is designed to provide encrypted mobile communication anywhere in the world and is the first product in what is expected to be a new line of secure wireless products.

Our results during this past fiscal year were somewhat disappointing; however, the trend at the end of the year was encouraging. Having worked hard since 2002 to develop a track record of profits, the loss this year was unexpected. During the fourth quarter of this fiscal year we saw a return to profitability, as we were able to close on several significant orders, including one from our long-time customer in Egypt. In addition, a large spare parts order was shipped to this customer to maintain the logistical support for various deployed TCC systems. Also during the quarter, we completed development of a major upgrade program for this customer. This milestone is important to the Company, as it opens the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2006.

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

The Company’s Secure Office Systems primarily consist of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and still profitable, demand for them has diminished in recent years. We will continue to offer these products from our existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced the first in a new line of secure wireless products, as part of our Secure Office Systems product line. This line is new and we are just starting to develop the market for these products, discussed in greater detail below.

Although we believe our Network Security Systems is a competitive product line, the demand for this product line has been difficult to establish. The strong competition in this market, coupled with weak overall demand for network security products both domestically and overseas, have hampered the Company’s efforts to develop an active and consistent market for these products. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.

Government Systems

The Company’s High Speed Data Encryptor is a rugged military system that provides a high level of cryptographic security for data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and integrates into existing networks. Reliable secure communication is achieved with communication synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems.

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

The Company’s Executive Secure Telephone offers strategic-level voice and data security in a full-featured executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control.

During the 2005 fiscal year, the Company introduced a new wireless secure mobile telephone. The CipherTalk-8000 is designed to provide encrypted mobile communications anywhere in the world. Its tri-band radio interface will operate on the North American, Latin American 850 MHz GSM band; the European, Asian, Latin American 900 MHz GSM band; the European, Latin American 1800 MHz GSM band; and the North American, Latin American 1900 MHz GSM band. The CipherTalk-8000 is the first product in what is expected to be a new line of secure wireless products.

Network Security Systems

The CipherONETM family of Network Security Systems consists of high-performance hardware and software-based encryption products for local area network, wide area network and Internet applications and includes a network security management system.

All of the CipherONE systems have been designed for node-to-node protection and therefore provide node authentication and access control, as well as data integrity. This family of products also utilizes a modular architecture that permits the software to be updated as networks migrate to emerging protocols, thereby protecting the user’s investment. Network transparent, the products support U.S. government-backed and proprietary encryption algorithms as well as industry-standard specifications for security key management.

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

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Plc, Motorola Inc., General Dynamics Corp., Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel.

The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. Many of TCC’s competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns and can survive sustained price reductions for order to gain market share. Any period of sustained price reductions in our products would have a material adverse effect on the Company’s financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Our competitive position will also depend on our ability to attract and retain qualified personnel, to obtain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.

Sales and Backlog

In fiscal year 2005, the Company had four customers representing 66% of total net sales. These sales consisted of an ongoing engineering services effort with the U.S. government, which represented 20% of sales, an ongoing effort to upgrade an encryption algorithm for a government in the Middle East, representing 25% of sales, a sale to a customer for deployment in Morocco for radio encryptors amounting to 10% of sales and the sale of secure telephones to Indonesia representing 11% of sales. In fiscal year 2004, the Company had two customers representing 40% of total net sales. These sales consisted of the ongoing engineering services effort with the U.S. government, which represented 25% of sales, and an ongoing effort to upgrade an encryption algorithm for a government in the Middle East, representing 15% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog for continuing operations as of September 24, 2005 and September 25, 2004 was approximately $531,000 and $950,000, respectively.

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

All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency, the General Accounting Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

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

Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities, commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. This trend is driven by the U.S. government’s recognition of the technology available from foreign sources and the need to allow U.S. corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative effect on the Company’s international business.

Manufacturing

TCC has several manufacturing subcontractors and suppliers that provide outside processing of electronic circuit boards, fabrication of metal components, and supply of electronic components. For the majority of purchased materials and services, TCC has multiple suppliers that are able to deliver materials and services under short-term delivery purchase orders. Payment is typically made after delivery, based upon standard credit arrangements. For a small minority of parts, there are limited sources of supply. In such cases, TCC monitors source availability and usually stocks for anticipated long-term requirements to assure manufacturing continuity. Notwithstanding the Company’s efforts to maintain material supplies, shortages can and do develop, necessitating delays in production, significant engineering development effort to find alternative solutions and, if production cannot be maintained, the discontinuation of the effected product design.

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

Technological Expertise

The Company’s technological expertise and experience, including certain proprietary rights, which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company also has a number of trademarks for various products, none of which are material to the conduct of TCC’s business.

TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost effect of this license is considered immaterial.

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

Research and Development

Research and development is undertaken by the Company primarily on its own initiative. In order to develop the technology needed to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 24, 2005 and September 25, 2004, the Company spent $920,000 and $444,000, respectively, on product development. In addition, the Company accepts product development work on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

During fiscal 2005 and 2004, a substantial portion of engineering resources were focused on billable work. Billable engineering services work accounted for approximately $597,000 of revenue for the fiscal year ended September 24, 2005 and $1,212,000 for the fiscal year ended September 25, 2004. This revenue was primarily generated under a program with the U.S. government, which was substantially completed in fiscal 2005.

In fiscal 2006, the Company expects to expand its investment in product development. Secure applications for the voice wireless market will be evaluated and new network interfaces for our high speed bulk encryptors will be developed for selected military requirements. Work with respect to upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Other than those stated above, there are no plans for major product development in fiscal 2006.

Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2005 and 2004 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

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

In fiscal years 2005 and 2004, sales to international customers accounted for approximately 58% and 48%, respectively, of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

•	changes in regulatory requirements,

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements,

•	fluctuations in foreign currency exchange rates,

•	delays in placing orders,

•	the complexity and necessity of using foreign representatives and consultants,

•	the uncertainty of the ability of foreign customers to finance purchases,

•	uncertainties and restrictions concerning the availability of funding credit or guarantees,

•	imposition of tariffs or embargoes, export controls and other trade restrictions,

•	the difficulty of managing and operating an enterprise spanning several countries,

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Employees

As of September 24, 2005, the Company employed one part-time and 22 full-time persons, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 2.	DESCRIPTION OF PROPERTY

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The property is approximately 23 years old, well maintained and in good condition. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $147,855. Rent expense for the year ended September 24, 2005 was $142,000.

The Company does not have any current policies regarding investing in real estate. The Company has not in the past nor is it contemplating investing in real estate in the near future.

Item 3.	LEGAL PROCEEDINGS

There are no current legal proceedings pending against TCC.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

		Price
Title of Class	Quarter Ending	Low	High
Common Stock, $.10 par value	9/24/2005	$2.80	$3.50
	6/25/2005	2.35	5.15
	3/26/2005	4.10	6.50
	12/25/2004	3.60	7.25

	9/25/2004	$3.00	$5.00
	6/26/2004	3.05	4.75
	3/27/2004	2.49	5.00
	12/27/2003	1.90	5.10

The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Bank of America, formerly Fleet National Bank, the Company is prohibited from paying dividends.

As of December 9, 2005, there were approximately 1,000 record holders of our Common Stock.

On December 9, 2005, the closing price of the Common Stock was $3.90.

Equity Compensation Plan Information

During 1995 the Company established the Technical Communications Corporation 1995 Employees’ Stock Purchase Plan (the “Purchase Plan”) which is available to all employees who have at least one year of continuous employment with TCC, work more than 20 hours per week or more than five months per year, and whose ownership will not exceed 5% as a result of participation in the Purchase Plan. The plan allows for employees to purchase, through the grant of options, Common Stock of the Company at a discounted price through payroll withholdings. The purchase price is 85% of the lesser of the Market Value of the Company’s Common Stock as of the grant date or the exercise date. For executive officers, the purchase price is the average of the Market Value of the Company’s Common Stock as of the grant date and the exercise date. Market Value is defined as, of a particular date, the last sale price of our Common Stock if quoted on an exchange or, if not so quoted, the average of bid and asked prices for the Common Stock last quoted by NASDAQ in the over-the-counter market. The Purchase Plan has 100,000 shares authorized for distribution of which 44,268 are still available for issuance. The Plan Purchase is administered by the Company’s Board of Directors, and expires on September 30, 2006.

The following table presents information about the Technical Communications Corporation 2005 Non-statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding, hereinafter referred to as the “1991 Plan”) as of the fiscal year-ended September 24, 2005. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Footnote 2 to the Company’s financial statements at and as of September 24, 2005, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	558,543	(1)	$3.29	4,502

Equity compensation plans not approved by stockholders	21,000	(2)	$3.00	79,000

Total	579,543		$3.29	83,502	(3)

(1)	Of the 558,543 options outstanding as of September 24, 2005, 512,143 were exercisable as of such date at an average exercise price of $3.28 per share.

(2)	Of the 21,000 options outstanding as of September 24, 2005, 10,000 were exercisable as of such date at an average exercise price of $3.00 per share.

(3)	Amount does not include the number of shares of Common Stock available for purchase under the Purchase Plan, which was 44,268 as of the end of the 2005 fiscal year. There were no shares available for new option grants under the 1991 Plan as of the end of the 2005 fiscal year.

Sales of Unregistered Securities and Issuer Repurchases

There were no sales of unregistered shares of the Company’s common stock or repurchases of such stock by the Company or any affiliated purchaser during the fiscal year covered by this report.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 24, 2005.

Overview

The Company is in the business of designing, manufacturing, marketing and selling communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies both domestic and foreign.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include those listed below. For a more detailed discussion, see Footnote 2 in the Notes to Consolidated Financial Statements included herewith.

Revenue Recognition

We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104, and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

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

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required, which would reduce net income.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of September 24, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Results of Operations

Year ended September 24, 2005 as compared to year ended September 25, 2004

Net Sales

Net sales for the years ended September 24, 2005 and September 25, 2004 were $3,721,000 and $4,876,000, respectively. Sales for fiscal 2005 consisted of $1,557,000, or 42%, from domestic sources and $2,164,000, or 58%, from international customers as compared to fiscal 2004, in which sales consisted of $2,519,000, or 52%, from domestic sources and $2,357,000, or 48%, from international customers.

Foreign sales consisted of shipments to 21 different countries during the year ended September 24, 2005 and 24 different countries during the year ended September 25, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2005	2004
Egypt	$943,000	$740,000
Indonesia	400,000	441,000
Morocco	373,000	—
Columbia	11,000	397,000
Other	437,000	779,000

	$2,164,000	$2,357,000

A significant portion of sales for fiscal year 2005 included efforts related to engineering services work for the U.S. government. This program was amended again during fiscal 2005 and the total value was increased to $2,561,000. Revenue recognized during fiscal 2005 amounted to $597,000 for this program, which was substantially completed during the year. Another major effort, which began in fiscal 2004, was a project to upgrade the encryption algorithm for a Middle Eastern customer with a total value of $1,000,000. Revenue recognized in fiscal 2005 for this project, which was substantially completed during this fiscal year, amounted to $400,000. An additional order was shipped to the Middle Eastern customer for spare parts of our high-speed data encryptor amounting to $540,000.

Additional sales in fiscal 2005 included sales amounting to $400,000 for our secure telephone, fax and data encryptors to a customer in Indonesia. Sales of our narrowband radio encryptors included sales to three domestic customers amounting to $371,000 and one foreign customer in Morocco amounting to $373,000. We also sold our executive secure telephone to two domestic customers amounting to $180,000 and our fax security system to a Slovakian customer amounting to $115,000.

Like 2005, a significant portion of sales for fiscal year 2004 included efforts related to engineering services work for the U.S. government. Revenue recognized for this program during fiscal 2004 amounted to $1,212,000. Another major effort which began in fiscal 2004 was a project to upgrade the encryption algorithm for a Middle Eastern customer. Revenue recognized for this project during fiscal 2004 amounted to $600,000.

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

Gross Profit

Gross profit for fiscal year 2005 was $2,405,000 as compared to $3,073,000 in fiscal year 2004, a decrease of 22%. This decrease in gross profit was primarily attributable to the lower sales volume. Gross profit expressed as a percentage of sales was 65% in fiscal year 2005 compared to 63% in the prior year. A higher gross margin on our high-speed data encryptor helped improve the gross profit in fiscal 2005. These higher gross margin sales were partially offset by lower gross margins on our algorithm upgrade project for a Middle Eastern customer, discussed above.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal year 2005 were $1,562,000 as compared to $1,542,000 in fiscal year 2004, an increase of 1%. This increase was attributable to an increase in general and administrative costs of approximately $72,000, offset by a decrease in selling costs of approximately $52,000.

The increase in general and administrative costs was primarily attributable to an increase in professional fees of $129,000. The Company also incurred an increase of $56,000 in consulting fees in fiscal 2005 associated with the implementation of Section 404 of the Sarbanes-Oxley Act. These fees were related to our long-term project to review, evaluate and document the Company’s system of internal controls over financial reporting. Due to the recent extension of the compliance deadline for Section 404, the Company has decided to reevaluate its systems and look to future guidance designed specifically for small businesses. We expect to renew our efforts in fiscal 2006 in order to ensure full compliance with the requirements of the statute. These increases were offset by a $119,000 decrease in personnel-related costs primarily as a result of a decrease in company bonuses.

The decrease in selling costs was primarily attributable to a decrease in payroll and benefit-related costs of approximately $116,000 as a result of a reorganization of the Company’s sales function, whereby we have placed more emphasis on our agents and resellers and less on internal personnel. In addition there was a reduction in sales commissions and marketing contracts of approximately $45,000 in fiscal 2005. The Company sells its products through a distribution network it has established in various countries. The relationship with these distributors takes two forms: as a reseller or as an agent for the Company. Resellers purchase our products from us and then resell the product to an end user. These sales are made at a reduced price and involve no commissions or other selling costs. Agents act as our representative in their respective countries to facilitate a sale from us directly to the end user. These representatives are paid a commission for their efforts and this cost is reflected as a selling expense. During fiscal year 2005, the majority of sales were made through resellers rather than agents, resulting in reduced selling costs. These decreases were partially offset by an increase in bid and proposal and engineering support costs of $122,000.

Product Development Costs

Product development costs for the fiscal year ended September 24, 2005 were $920,000, compared to $444,000 for fiscal year 2004. This increase of 107% was attributable to an increase in payroll and benefit-related costs of approximately $182,000 as a result of the hiring of new personnel during fiscal 2004 and wage adjustments in fiscal 2005. During fiscal 2005, the Company was more focused on the development of new products and enhancements to existing products. As a result, engineering efforts previously focused on billable work and support efforts of manufacturing were curtailed significantly. The decrease in billable contract engineering and bid and proposal work during fiscal 2005 increased costs of product development by approximately $158,000. The decrease in engineering support of manufacturing efforts in fiscal 2005 led to an increase in product development costs of approximately $112,000.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal 2005 the level of engineering services work decreased to $597,000 from $1,212,000 of revenue for the fiscal year ended September 25, 2004. This revenue was primarily generated under a program with the U.S. government, which was substantially completed in fiscal year 2005.

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

In fiscal 2006, the Company expects to expand its investment in product development. Secure applications for the voice wireless market will be evaluated and new network interfaces for our high speed bulk encryptors will be developed for selected military requirements. Work with respect to upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Net Income (Loss)

The Company incurred a net loss of $30,000 for fiscal year 2005 as compared to net income of $1,134,000 for fiscal year 2004, a 103% decrease in profits. The decrease in profitability is primarily attributable to the decrease in sales and gross profits and a 107% increase in product development expenses.

Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 24, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,039,000, or 46%, to $1,199,000 as of September 24, 2005, from a balance of $2,238,000 at September 25, 2004. This decrease was primarily attributable to the net loss from operations of $30,000, an increase in accounts receivable of $643,000, an increase in inventory of $202,000 and a decrease in current liabilities of $259,000. These increases were slightly offset by a decrease in other current assets of $95,000.

Our results during this past fiscal year were somewhat disappointing; however, the trend at the end of the year was encouraging. Having worked diligently since fiscal 2002 to develop a track record of profits, the loss this year was unexpected. During the fourth quarter of this fiscal year, we saw a return to profitability, as we were able to close on several significant orders, particularly from our long-time customer in Egypt. In addition, a large spares order was shipped to this customer to maintain the logistical support for various deployed TCC systems and we also completed development of a major upgrade program for this customer. This milestone is important to the Company, as it opens the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2006.

Backlog at September 24, 2005 amounted to approximately $531,000. This amount primarily consists of the balance of an engineering services order amounting to $270,000 and an order for the expansion of an airborne secure voice radio system for a government in South America for $182,000. The orders in backlog are expected to ship during fiscal 2006 depending on customer requirements and product availability.

On November 5, 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of September 24, 2005, the Company had two outstanding standby letters of credit amounting to $154,000, expiring through September 30, 2006. The letters of credit outstanding at September 24, 2005 are secured by the Company’s line of credit facility with the Bank.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $147,855. Rent expense for the year ended September 24, 2005 was $142,000.

The Company does not anticipate any significant capital expenditures during fiscal 2006.

In fiscal 2006, the Company expects to expand its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors for selected military requirements. Upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. Although we incurred two quarters of losses in fiscal 2005, our profitability during the fourth quarter of fiscal 2005 and during the previous 11 of 13 quarters causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the Company’s first fiscal quarter of the 2006 fiscal year. The impact of adopting this new method is expected to be an expense associated with currently unvested stock options of approximately $87,000 in fiscal 2006, $35,000 in fiscal 2007, $14,000 in fiscal 2008, $9,000 in fiscal 2009 and $4,000 in fiscal 2010.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility capacity, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

Item 7.	FINANCIAL STATEMENTS

The financial statements and notes thereto listed in the accompanying index to financial statements (Item 13) are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-KSB. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.

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

The information required by this Item 9 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Transactions,” “Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 10.	EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Executive Compensation and Other Information,” with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Certain Relationships and Related Transactions,” with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

Item 13.	EXHIBITS

(1)	Financial Statements The following Consolidated Financial Statements, Notes thereto and Report of Registered Independent Public Accountants of the Company are filed as part of Part II, Item 7 of this report:

(2)	Financial Statement Schedules The following Consolidated Financial Statement Schedule is included herein:

Schedule II - Valuation and Qualifying Accounts	38

Report of Registered Independent Public Accountants	38

(3)	List of Exhibits

3.1	Articles of Organization of the Company*

3.2	By-laws of the Company (1)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (2)

10.1	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (3)

10.2	Employment Agreement, effective February 12, 2001, with Michael P. Malone (4)

10.3	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (5)

10.4	1995 Employee Stock Purchase Plan (6)

10.5	2001 Stock Option Plan (7)

10.6	Standard Form Commercial Lease, dated October 25, 2002, between the Company and Domino Realty Trust(8)

10.7	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (9)

10.8	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (9)

10.9	2005 Non-Statutory Stock Option Plan (11)

14	Code of Business Conduct and Ethics (10)

21	List of Subsidiaries of the Company*

23	Consent of Vitale, Caturano and Company LTD*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350*

Footnotes:

*	Attached to this filing

(1)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998.

(2)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004.

(3)	Incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998.

(4)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001.

(5)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001.

(8)	Incorporated by reference to the Company’s Annual Report for 2003 Form 10-K, filed with the Securities and Exchange Commission on December 23, 2003.

(9)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004.

(10)	Incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.

(11)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Fees,” with respect to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2005 fiscal year.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2005.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ CARL H. GUILD, JR.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL H. GUILD, JR. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 21, 2005

/s/ MICHAEL P. MALONE Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2005

/s/ MITCHELL B. BRISKIN Mitchell B. Briskin	Director	December 21,2005

/s/ ROBERT T. LESSARD Robert T. Lessard	Director	December 21, 2005

/s/ THOMAS E. PEOPLES Thomas E. Peoples	Director	December 21, 2005

Technical Communications Corporation

Consolidated Balance Sheets

September 24, 2005 and September 25, 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,199,175	$2,238,319
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	972,912	329,950
Inventories	1,448,102	1,246,292
Other current assets	82,834	178,315

Total current assets	3,703,023	3,992,876

Equipment and leasehold improvements	5,063,185	4,995,618
Less accumulated depreciation and amortization	(4,964,308)	(4,918,775)

Equipment and leasehold improvements, net	98,877	76,843

	$3,801,900	$4,069,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,959	$165,867
Accrued liabilities:
Compensation and related expenses	142,856	214,521
Other	239,378	364,701

Total current liabilities	486,193	745,089

Stockholders’ equity
Common stock - par value $.10 per share; authorized 7,000,000 shares, issued and outstanding 1,366,257 and 1,349,859 shares at September 24, 2005 and September 25, 2004, respectively	136,626	134,986
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,400,836	1,381,785
Retained earnings	1,780,179	1,809,793

Total stockholders’ equity	3,315,707	3,324,630

	$3,801,900	$4,069,719

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Operations

Years Ended September 24, 2005 and September 25, 2004

	2005	2004
Net sales	$3,721,014	$4,876,436
Cost of sales	1,316,146	1,803,404

Gross profit	2,404,868	3,073,032

Operating expenses:
Selling, general and administrative expenses	1,561,812	1,541,602
Product development costs	920,092	444,497

Total operating expenses	2,481,904	1,986,999

Operating income (loss)	(77,036)	1,086,933

Other income (expense)
Investment income	37,829	15,641
Interest expense	(1,317)	(1,640)
Other	10,910	33,341

Total other income	47,422	47,342

Income (Loss) before income taxes	(29,614)	1,134,275
Provision for income taxes	—	—

Net income (loss)	$(29,614)	$1,134,275

Net income (loss) per common share
Basic	$(0.02)	$0.84
Diluted	$(0.02)	$0.75
Weighted average shares
Basic	1,356,628	1,344,087
Diluted	1,356,628	1,515,554

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Cash Flows

Years Ended September 24, 2005 and September 25, 2004

	2005	2004
Operating activities:
Net income (loss)	$(29,614)	$1,134,275
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	45,533	56,534
Changes in current assets and current liabilities:
Accounts receivable	(642,962)	(60,058)
Inventories	(201,810)	(57,008)
Other current assets	95,481	(77,284)
Accounts payable and accrued liabilities	(258,896)	161,316

Cash provided by (used for) operating activities	(992,268)	1,157,775

Investing activities:
Additions to equipment and leasehold improvements	(67,567)	(24,223)

Cash used for investing activities	(67,567)	(24,223)

Financing activities:
Proceeds from stock issuance	20,691	6,920

Cash provided by financing activities	20,691	6,920

Net increase in cash and cash equivalents	(1,039,144)	1,140,472
Cash and cash equivalents at beginning of year	2,238,319	1,097,847

Cash and cash equivalents at end of year	$1,199,175	$2,238,319

Supplemental disclosures:
Interest paid	$1,316	$1,638
Income taxes paid	21,679	11,100

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended September 24, 2005 and September 25, 2004

	2005	2004
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,349,859	1,333,627
Exercise of stock options	16,398	12,232

Ending balance	1,366,257	1,349,859

Common stock at par value:
Beginning balance	$134,986	$133,763
Exercise of stock options	1,640	1,223

Ending balance	136,626	134,986

Treasury stock:
Beginning balance	(1,934)	(1,934)

Ending balance	(1,934)	(1,934)

Additional paid-in capital:
Beginning balance	1,381,785	1,376,088
Exercise of stock options	19,051	5,697

Ending balance	1,400,836	1,381,785

Retained earnings:
Beginning balance	1,809,793	675,518
Net income (loss)	(29,614)	1,134,275

Ending balance	1,780,179	1,809,793

Total stockholders’ equity	$3,315,707	$3,324,630

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. We are optimistic about future sales growth and other possible sources of financing, including a bank line of credit. However, there is no assurance that these further goals can be achieved.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TCC Investment Corp., a Massachusetts corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required, which would reduce net income.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The costs of maintenance and repairs are charged to operations as incurred; significant renewals and betterments are capitalized.

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

Recognition of Revenue

The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104, and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or

Notes to Consolidated Financial Statements (continued)

decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales.

Stock-Based Compensation

In 2001, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan (the “2001 Plan”) to replace the 1991 Stock Option Plan (discussed below), which by its terms had expired. The Company reserved 350,000 shares of common stock for issuance under the 2001 Plan to employees, directors and consultants. In 2004, the Board approved an increase in the number of authorized shares under the 2001 Plan to 450,000, subject to stockholder approval at the 2005 Annual Meeting of Stockholders, which was not obtained. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

At the May 2005 Board of Directors meeting, the Company adopted the Technical Communications Corporation 2005 Non-statutory Stock Option Plan (the “2005 NQSO Plan”) to replace the 2001 Stock Option Plan. The Company reserved 100,000 shares of common stock for issuance under the 2005 NQSO Plan to employees, directors and consultants. All options granted under the 2005 NQSO Plan shall be non-statutory stock options, or options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In 1992, the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the “1991 Plan”). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997, the Company increased the allocated shares under the 1991 Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant. As of September 24, 2005, there were no shares available for new option grants under the 1991 Plan.

Options available for grant under all plans were 83,502 at September 24, 2005.

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which do not require that options granted to employees be expensed. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.” Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income (loss) would have changed to the pro forma amounts indicated below:

Notes to Consolidated Financial Statements (continued)

	September 24, 2005	September 25, 2004
Net income (loss), as reported	$(29,614)	$1,134,275
Add: Stock based employee compensation expense included in net income (loss)	—	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(185,498)	(347,743)

Pro forma net income (loss)	$(215,112)	$786,532

Basic income (loss) per share
As reported	$(0.02)	$0.84
Pro forma	$(0.16)	$0.59

Diluted income (loss) per share
As reported	$(0.02)	$0.75
Pro forma	$(0.16)	$0.52

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.96% and 3.35% in 2005 and 2004, respectively; expected life equal to 5 years for each of 2005 and 2004; expected volatility of 167% and 173% in 2005 and 2004, respectively; and an expected dividend yield of 0%.

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

A summary of the Company’s stock option activity under the 2005 NQSO Plan, the 2001 Plan and the 1991 Plan is as follows:

	September 24, 2005		September 25, 2004
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding, beginning of year	609,043	$3.27	500,075	$3.12
Options granted:
Option Price = Fair Market Value	21,000	$3.00	152,200	$3.54
Option Price < Fair Market Value	—	—	7,500	$2.02
Options exercised	(16,398)	$1.26	(12,232)	$0.57
Options forfeited	(34,102)	$3.29	(38,500)	$2.95

Options outstanding, end of year	579,543	$3.29	609,043	$3.27
Options exercisable	522,143	$3.28	436,619	$3.55
Weighted average fair value per share of options granted during the year		$3.00		$3.37

Notes to Consolidated Financial Statements (continued)

The following summarizes certain data for options outstanding and exercisable at September 24, 2005:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average
Range of Exercise Prices		Exercise Price	Remaining Contractual Life	Number of Shares	Exercise Price
$ 0.01 - $ 1.00	170,268	$0.96	7.0	170,268	$0.96
$ 1.01 - $ 2.00	11,400	$1.53	1.5	11,200	$1.54
$ 2.01 - $ 3.00	58,200	$2.48	6.8	46,240	$2.36
$ 3.01 - $ 4.00	242,300	$3.74	6.0	197,060	$3.78
$ 4.01 - $ 5.00	22,000	$4.96	2.6	22,000	$4.96
$ 5.01 - $10.00	63,375	$6.71	2.4	63,375	$6.71
$10.01 - $15.00	12,000	$11.85	1.6	12,000	$11.85

	579,543	$3.29	5.7	522,143	$3.28

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the fiscal year 2005 presentation.

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

Earnings per Share (“EPS”)

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), the Company presents both a “basic” and a “diluted” EPS. Basic EPS has been computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Notes to Consolidated Financial Statements (continued)

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal years 2005 and 2004 ended on September 24, 2005 and September 25, 2004, respectively, and each included 52 weeks.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and “other comprehensive income.” There were no “other comprehensive income” items during fiscal year 2005 or 2004.

Operating Segments

The Company reports on operating segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 established standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

Newly Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the Company’s first fiscal quarter of the 2006 fiscal year. The impact of adopting this new method is expected to be an expense associated with currently unvested stock options of approximately $87,000 in fiscal 2006, $35,000 in fiscal 2007, $14,000 in fiscal 2008, $9,000 in fiscal 2009 and $4,000 in fiscal 2010.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility capacity, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

(3) Earning (Loss) Per Share

In accordance with SFAS No. 128, basic and diluted EPS were calculated as follows:

	September 24, 2005	September 25, 2004
Net Income (Loss)	$(29,614)	$1,134,275

Average Shares Outstanding - Basic	1,356,628	1,344,087
Dilutive effect of stock options	—	171,467

Weighted Average Shares - Diluted	1,356,628	1,515,554

Basic Income Per Share	$(0.02)	$0.84
Diluted Income Per Share	$(0.02)	$0.75

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because they were anti-dilutive, were as follows: 579,543 in fiscal year 2005 and 218,544 in fiscal year 2004.

Notes to Consolidated Financial Statements (continued)

(4) Inventories

Inventories consist of the following:

	September 24, 2005	September 25, 2004
Finished goods	$79,474	$66,036
Work in process	438,816	382,152
Raw materials and supplies	929,812	798,104

Total inventories	$1,448,102	$1,246,292

(5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 24, 2005	September 25, 2004	Estimated Useful Life
Engineering and manufacturing equipment	$2,585,942	$2,553,754	3-8 years
Demonstration equipment	848,083	848,083	3 years
Furniture and fixtures	1,194,944	1,159,565	3-8 years
Leasehold improvements	434,216	434,216	Remaining term of lease

Total equipment and leasehold improvements	5,063,185	4,995,618	3-8 years
Less accumulated depreciation and amortization	(4,964,308)	(4,918,775)

Equipment and leasehold improvements, net	$98,877	$76,843

(6) Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 24, 2005	September 25, 2004
Product warranty costs	$41,599	$42,849
Professional service fees	46,341	29,234
Annual report and investor relation fees	12,771	23,115
Customer support agreements and commissions	30,912	82,965
Customer deposits	103,539	145,383
Other	4,216	41,155

Total other accrued liabilities	$239,378	$364,701

(7) Leases

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $147,855. Rent expense for the year ended September 24, 2005 was $142,000.

Notes to Consolidated Financial Statements (continued)

(8) Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 24, 2005	September 25, 2004
Beginning Balance	$42,849	$51,473
Plus: accruals related to new sales	31,000	29,816
Less: payments and adjustments to prior period accruals	(32,250)	(38,440)

Ending Balance	$41,599	$42,849

(9) Income Taxes

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 24, 2005	September 25, 2004
Tax provision (benefit) at U.S. statutory rate	$(10,070)	$388,757
State income tax provision (benefit), net of federal benefits	(1,857)	66,648
Extraterritorial income exclusion	—	(27,345)
Increase (decrease) in valuation allowance	11,927	(428,060)

Total provision (benefit)	$—	$—

Deferred income taxes consist of the following:

	September 24, 2005	September 25, 2004
NOL Carryforward	$2,472,430	$2,383,368
Goodwill	95,870	116,413
Inventory differences	1,131,422	1,163,192
Warranty accruals	16,752	14,179
Payroll related accruals	40,379	65,731
Tax credits	45,134	58,452
Other	134,771	144,313

Total	3,936,758	3,945,648
Less: valuation allowance	(3,936,758)	(3,945,648)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $8,890 and $(337,335) in fiscal years 2005 and 2004, respectively.

As of September 24, 2005, the Company has available tax loss carryforwards for federal income tax purposes of approximately $5,889,000, expiring through 2025. The Company also has available tax loss carryfowards for state income tax purposes of approximately $7,600,000, expiring through 2010.

Notes to Consolidated Financial Statements (continued)

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

(10) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2005 or 2004. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $25,056 and $20,765 in fiscal years 2005 and 2004, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. No bonuses were earned or accrued under the plan in fiscal years 2005 or 2004.

(11) Business, Credit and Off-Balance Sheet Risks

The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers, technological change (which can cause obsolescence of the Company’s products and inventories), actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts, variations in market demand, and the loss of key personnel. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

On November 5, 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants.

At September 24, 2005 and September 25, 2004, the Company was contingently liable under open standby letters of credit totaling $154,000 and $114,000, respectively. These letters of credit were issued in the ordinary course of business to secure the Company’s performance under contracts with its customers. The letters of credit outstanding at September 24, 2005 are secured by the Company’s line of credit facility with the Bank and expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been drawn down. The Company does not expect to incur any loss associated with these letters of credit.

As of September 24, 2005, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(12) Major Customers and Export Sales

In fiscal year 2005, the Company had four customers representing 66% (25%, 20%, 11% and 10%) of total net sales and at September 24, 2005 had one customer representing 90% of accounts receivable. In fiscal year 2004, the Company had two customers representing 40% (25% and 15%) of total net sales and at September 25, 2004 had four customers representing 100% (47%, 25%, 18%, and 10%) of accounts receivable.

Notes to Consolidated Financial Statements (continued)

A breakdown of net sales is as follows:

	September 24, 2005	September 25, 2004
Domestic	$1,557,459	$2,519,287
Foreign	2,163,555	2,357,149

Total Sales	$3,721,014	$4,876,436

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 24, 2005	September 25, 2004
North America, excluding the U.S.	0.8%	1.6%
Central and South America	1.8%	17.0%
Europe	9.3%	9.4%
Mid-East and Africa	68.1%	49.0%
Far East	20.0%	23.0%

The Company sold products to 21 different countries during the year ended September 24, 2005 and 23 different countries during the year ended September 25, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 24, 2005	September 25, 2004
Egypt	43.5%	31.4%
Indonesia	18.4%	18.7%
Colombia	0.5%	16.8%
Morocco	17.2%	—
Other	20.4%	33.1%

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

Selected Quarterly Financial Data (Unaudited)

For the fiscal years ended September 24, 2005 and September 25, 2004:

Fiscal Year 2005	First Quarter December 25, 2004	Second Quarter March 26, 2005	Third Quarter June 25, 2005	Fourth Quarter September 24, 2005
Net sales	$1,186,584	$555,023	$751,377	$1,228,030
Gross profit	812,784	237,801	484,307	869,976
Net income (loss)	117,734	(436,807)	(59,876)	349,335

Net income per share
Basic	$0.09	$(0.32)	$(0.04)	$0.26
Diluted	$0.07	$(0.32)	$(0.04)	$0.23

Fiscal Year 2004	First Quarter December 27, 2003	Second Quarter March 27, 2004	Third Quarter June 26, 2004	Fourth Quarter September 25, 2004
Net sales	$1,053,892	$1,105,908	$1,413,385	$1,303,251
Gross profit	501,245	656,852	1,066,066	848,869
Net income	90,843	265,192	606,103	172,137

Net income per share
Basic	$0.07	$0.20	$0.45	$0.13
Diluted	$0.06	$0.17	$0.39	$0.11

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Technical Communications Corporation:

We have audited the accompanying balance sheets of Technical Communications Corporation and subsidiaries as of September 24, 2005 and September 25, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries at September 24, 2005 and September 25, 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
October 21, 2005

Schedule II

Technical Communications Corporation

Valuation and Qualifying Accounts

	Balance at Beginning of year	Additions Charged to Expense	Deductions from Reserves	Balance at End of year
Allowance for doubtful accounts:
Year Ended September 24, 2005	$70,000	—	—	$70,000
Year Ended September 25, 2004	$70,000	—	—	$70,000

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL

SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors of

Technical Communications Corporation

In connection with our audits of the consolidated financial statements of Technical Communications Corporation referred to in our report dated October 21, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II as it relates to the years ended September 24, 2005 and September 25, 2004. In our opinion, this schedule presents fairly, in all material respects, the financial data as of and for the years ended September 24, 2005 and September 25, 2004, required to be set forth therein.

/s/ VITALE, CATURANO & COMPANY, LTD

October 21, 2005
Boston, Massachusetts