Form 10QSB
period 2005-12-24
TECHNICAL COMMUNICATIONS CORP
filed 2006-02-07
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 3, 2006: 1,367,057.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 24, 2005	September 24, 2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$743,419	$1,199,175
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	1,368,882	972,912
Inventories	1,299,722	1,448,102
Other current assets	81,741	82,834

Total current assets	3,493,764	3,703,023

Equipment and leasehold improvements	5,066,713	5,063,185
Less: accumulated depreciation and amortization	4,973,039	4,964,308

Equipment and leasehold improvements, net	93,674	98,877

Total Assets	$3,587,438	$3,801,900

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$73,846	$103,959
Accrued liabilities
Accrued compensation and related expenses	171,198	142,856
Accrued expenses	129,533	239,378

Total current liabilities	374,577	486,193

Stockholders’ Equity:
Common stock, par value $.10 per share;
7,000,000 shares authorized; 1,367,057 shares issued and outstanding at December 24, 2005 and 1,366,257 shares issued and outstanding at September 24, 2005	136,706	136,626
Treasury stock at cost, 232 shares	(1,934)	(1,934)
Additional paid-in capital	1,401,533	1,400,836
Retained earnings	1,676,556	1,780,179

Total stockholders’ equity	3,212,861	3,315,707

Total Liabilities and Stockholders’ Equity	$3,587,438	$3,801,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Net sales	$913,670	$1,186,584
Cost of sales	371,429	373,800

Gross profit	542,241	812,784

Operating expenses:
Selling, general and administrative expenses	440,332	454,756
Product development costs	213,290	248,674

Total operating expenses	653,622	703,430

Operating (loss) income	(111,381)	109,354

Other income (expense):
Interest income	8,010	8,387
Interest expense	(717)	(457)
Other	450	450

Total other income:	7,743	8,380

(Loss) income before income taxes	(103,638)	117,734

Provision for income taxes	—	—

Net (loss) income	$(103,638)	$117,734

Net (loss) income per common share:
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.07

Weighted average shares:
Basic	1,366,711	1,353,338
Diluted	1,366,711	1,587,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Operating Activities:
Net (loss) income	$(103,638)	$117,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,731	13,931
Changes in assets and liabilities:
Accounts receivable	(395,970)	(177,104)
Inventories	148,380	(108,712)
Other current assets	1,093	89,749
Accounts payable and other accrued liabilities	(111,616)	(114,676)

Net cash used in operating activities	(453,020)	(179,078)

Investing Activities:
Additions to equipment and leasehold improvements	(3,528)	(47,978)

Net cash used in investing activities	(3,528)	(47,978)

Financing Activities:
Proceeds from stock issuance	792	8,708

Net cash provided by financing activities	792	8,708

Net decrease in cash and cash equivalents	(455,756)	(218,348)
Cash and cash equivalents at beginning of the period	1,199,175	2,238,319

Cash and cash equivalents at the end of the period	$743,419	$2,019,971

Supplemental Disclosures:
Interest paid	$717	$456
Income taxes paid	2,650	20,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2006.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. Although we incurred a loss during the first quarter of fiscal 2006, our profitability during the fourth quarter of fiscal 2005 and during 11 of the previous 14 quarters causes us to be optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

Inventory

The Company values inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. A review is periodically performed of inventory quantities on hand and we record a provision for excess and/or obsolete inventory based primarily on the estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain products, demand and usage for these products and materials can fluctuate significantly. A significant decrease in demand for these products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, the Company’s industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant negative impact on the value of inventory and would reduce our reported operating results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in any impairment of their ability to make payments, additional allowances may be required, which would reduce net income.

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations, which do not require that options granted to employees be expensed.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s equity incentive plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) would have changed to the pro forma amounts indicated below:

	December 24, 2005	December 25, 2004
Net income (loss), as reported	$(103,638)	$117,734

Add: Stock-based employee compensation expense included in net income (loss)	—	—

Deduct: Stock-based employee compensation expense determined under fair-value method	(37,288)	(50,547)

Pro forma net income (loss)	$(140,926)	$67,187

Basic income (loss) per share
As reported	$(0.08)	$0.09
Pro forma	$(0.10)	$0.05

Diluted income (loss) per share
As reported	$(0.08)	$0.07
Pro forma	$(0.10)	$0.04

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.375% and 3.46% for 2006 and 2005, respectively; expected life equal to 5 years and 5.15 years for 2006 and 2005, respectively; expected volatility of 165% and 171% in 2006 and 2005, respectively; and an expected dividend yield of 0% for both 2006 and 2005.

Pro forma compensation expense for options granted is reflected over the vesting period; future pro forma compensation expense may be greater as additional options are granted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounting for Income Taxes

The preparation of our consolidated financial statements requires an estimate of income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of December 24, 2005 and September 24, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005, which is the Company’s 2007 fiscal year. The Company is currently evaluating the impact that this statement will have on its financial condition and results of operations.

NOTE 2. Inventories

Inventories consisted of the following:

	December 24, 2005	September 24, 2005
	(unaudited)
Finished Goods	$3,934	$79,474
Work in Process	460,119	438,816
Raw Materials	835,669	929,812

	$1,299,722	$1,448,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Income taxes

The Company has not recorded an income tax benefit on its net loss for the three months ended December 24, 2005 due to its uncertain realizability. Although the Company recorded net income for the three months ended December 25, 2004, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 4. Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	December 24, 2005	December 25, 2004
	(unaudited)	(unaudited)
Net income (loss)	$(103,638)	$117,734

Average shares outstanding - basic	1,366,711	1,353,338
Dilutive effect of stock options	—	233,694

Weighted average shares - diluted	1,366,711	1,587,032

Basic income (loss) per share	$(0.08)	$0.09
Diluted income (loss) per share	$(0.08)	$0.07

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 589,743 at December 24, 2005 and 102,875 at December 25, 2004.

NOTE 5. Major Customers and Export Sales

During the quarter ended December 24, 2005, the Company had four customers that represented 77% (30%, 20%, 17% and 10%) of net sales as compared to the same period in fiscal 2004 where three customers represented 77% (34%, 31% and 12%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	December 24, 2005	December 25, 2004
	(unaudited)	(unaudited)
Domestic	$372,117	$584,519
Foreign	541,553	602,065

Total sales	$913,670	$1,186,584

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into 13 countries during the quarter ended December 24, 2005 and nine countries during the quarter ended December 25, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	December 24, 2005	December 25, 2004
	(unaudited)	(unaudited)
Indonesia	50.9%	—
Colombia	34.1%	1.2%
Morocco	2.1%	62.0%
Slovakia	5.4%	23.2%
Other	7.5%	13.6%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	December 24, 2005	December 25, 2004
	(unaudited)	(unaudited)
North America (excluding the United States)	—	0.3%
Central and South America	34.1%	1.2%
Europe	7.9%	27.2%
Mid-East and Africa	7.1%	70.6%
Far East	50.9%	0.7%

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005.

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 24, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005.

Results of Operations

Quarter ended December 24, 2005 as compared to the Quarter ended December 25, 2004

Net Sales

Net sales for the quarter ended December 24, 2005 were $914,000, as compared to $1,187,000 for the quarter ended December 25, 2004, a 23% decrease. Sales for the first quarter of fiscal 2006 consisted of $372,000, or 41%, from domestic sources and $542,000, or 59%, from international customers as compared to the same period in fiscal 2005, during which sales consisted of $585,000, or 49%, from domestic sources and $602,000, or 51%, from international customers.

Foreign sales consisted of shipments to 13 different countries during the quarter ended December 24, 2005 and nine different countries during the quarter ended December 25, 2004. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2006	2005
Indonesia	$276,000	—
Colombia	184,000	$7,000
Morocco	11,000	373,000
Slovakia	29,000	140,000
Other	42,000	82,000

	$ 542,000	$602,000

Revenue for the first quarter of fiscal 2006 was primarily derived from a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $276,000 and a sale of our narrowband radio encryptors to a customer in Colombia amounting to $182,000. We also sold our Executive Secure Telephones to four domestic customers amounting to $93,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the first quarter of fiscal 2006 amounted to $88,000.

This compares to the first quarter of the previous fiscal year where revenue was derived in part from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program amounted to $259,000 for the first quarter of fiscal 2005. Another major order shipped during the quarter for our narrowband radio encryptors for use by the Moroccan government, which order amounted to $373,000. Additional revenue for the first quarter of fiscal 2005 was generated by domestic orders amounting to $123,000 for our narrowband radio encryptors and $142,000 for our high speed bulk encryptors.

Gross Profit

Gross profit for the first quarter of fiscal 2006 was $542,000 as compared to gross profit of $813,000 for the same period of fiscal 2005, a decrease of 33%. Gross profit expressed as a percentage of sales was 59% for the first quarter of fiscal 2006 as compared to 68% for the same period in fiscal 2005. The decrease in gross profit as a percentage of sales was primarily associated with an increase in manufacturing overhead variances, and several sales in the first quarter of fiscal 2005 that were at a higher than normal profit percentage.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2006 were $440,000, as compared to $455,000 for the same quarter in fiscal 2005. This decrease of 3% was attributable to a decrease of $77,000 in general and administrative expenses, offset by an increase of $63,000 in selling and marketing costs.

The increase in selling costs was primarily attributable to an increase in bid and proposal and other support efforts of $83,000, which was partially offset by a decrease in personnel-related costs of $47,000.

General and administrative costs had a decrease in personnel-related costs of $5,000 and a decrease in professional fees of $14,000. Also, consulting services performed during the first quarter of fiscal 2005 amounting to $58,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Research and Development Costs

Product development costs for the quarter ended December 24, 2005 were $213,000, compared to $249,000 for the quarter ended December 25, 2004. This decrease of 14% was attributable to a decrease in payroll and benefit-related costs of approximately $26,000 and a decrease in engineering consulting services of $12,000. There was also a reduction in engineering costs as a result of an increase bid and proposal and other sales support efforts, which reduced costs by an additional $66,000. This decrease was partially offset by a reduction in billable contract engineering during the first quarter of fiscal 2006, which increased product development costs by approximately $79,000.

Engineering costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first quarter of fiscal 2006, billable engineering services work accounted for approximately $88,000 of revenue compared to $259,000 for the same period in fiscal 2005.

Net Income

The Company’s net loss was $104,000 for the first quarter of fiscal 2006, as compared to net income of $118,000 for the same period of fiscal 2005. This 188% decrease in profitability is primarily attributable to a 33% decrease in gross profit. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant, such as this quarter. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 24, 2005, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $456,000, or 38%, to $743,000 as of December 24, 2005, from a balance of $1,199,000 at September 24, 2005. This decrease was attributable in part to the Company’s net loss of $104,000 during the quarter as well as an increase in accounts receivable and decreases in accounts payable and accrued expenses of $396,000 and $112,000, respectively. These changes were partially offset by a decrease in inventory in the amount of $148,000.

Our results during the quarter and the past fiscal year were somewhat disappointing. During the fourth quarter of last fiscal year, we saw a return to profitability, as we were able to close on several significant orders, in particular from our long-time customer in Egypt. In addition, a large spares order was shipped to this customer to maintain the logistical support for various deployed TCC systems and we also completed the development of a major upgrade program for this customer during the fourth quarter of 2005. This milestone is important to the Company, as it opens the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2006.

Backlog at December 24, 2005 amounted to approximately $20,000. The orders in backlog are expected to ship during fiscal 2006 depending on customer requirements and product availability.

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

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of December 24, 2005, the Company had two outstanding standby letters of credit amounting to $154,000, expiring through September 30, 2006. The letters of credit outstanding are secured by the Company’s line of credit facility with the Bank.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $147,855. Rent expense for the quarter ended December 24, 2005 was $36,000.

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. Although we incurred a loss during the first quarter of fiscal 2006, our profitability during the fourth quarter of fiscal 2005 and during 11 of the previous 14 quarters causes us to be optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

February 7, 2006 Date	By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr., President and Chief Executive Officer

February 7, 2006 Date	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer