Form 10QSB
period 2006-03-25
TECHNICAL COMMUNICATIONS CORP
filed 2006-05-09
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 5, 2006: 1,371,691.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 25, 2006	September 24, 2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,303,775	$1,199,175
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	113,815	972,912
Inventories	1,200,832	1,448,102
Other current assets	77,799	82,834

Total current assets	3,696,221	3,703,023

Equipment and leasehold improvements	5,070,051	5,063,185
Less: accumulated depreciation and amortization	4,981,939	4,964,308

Equipment and leasehold improvements, net	88,112	98,877

Total Assets	$3,784,333	$3,801,900

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$158,570	$103,959
Accrued liabilities
Accrued compensation and related expenses	177,298	142,856
Accrued expenses	388,252	239,378

Total current liabilities	724,120	486,193

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,370,891 shares issued and outstanding at March 25, 2006 and 1,366,257 shares issued and outstanding at September 24, 2005	137,089	136,626
Additional paid-in capital	1,405,988	1,398,902
Retained earnings	1,517,136	1,780,179

Total stockholders’ equity	3,060,213	3,315,707

Total Liabilities and Stockholders’ Equity	$3,784,333	$3,801,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 25, 2006	March 26, 2005
Net sales	$1,004,856	$555,023
Cost of sales	415,364	317,222

Gross profit	589,492	237,801

Operating expenses:
Selling, general and administrative expenses	425,380	386,306
Product development costs	334,532	306,413

Total operating expenses	759,912	692,719

Operating loss	(170,420)	(454,918)

Other income (expense):
Interest income	10,315	9,429
Interest expense	(200)	(458)
Other	900	9,140

Total other income:	11,015	18,111

Loss before provision for income taxes	(159,405)	(436,807)

Provision for income taxes	—	—

Net loss	$(159,405)	$(436,807)

Net loss per common share:
Basic	$(0.12)	$(0.32)
Diluted	$(0.12)	$(0.32)

Weighted average shares:
Basic	1,368,912	1,357,965
Diluted	1,368,912	1,357,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 25, 2006	March 26, 2005
Net sales	$1,918,526	$1,741,607
Cost of sales	786,793	691,022

Gross profit	1,131,733	1,050,585

Operating expenses:
Selling, general and administrative expenses	865,712	841,062
Product development costs	547,822	555,087

Total operating expenses	1,413,534	1,396,149

Operating loss	(281,801)	(345,564)

Other income (expense):
Interest income	18,325	17,816
Interest expense	(917)	(915)
Other	1,350	9,590

Total other income:	18,758	26,491

Loss before provision for income taxes	(263,043)	(319,073)

Provision for income taxes	—	—

Net loss	$(263,043)	$(319,073)

Net loss per common share:
Basic	$(0.19)	$(0.24)
Diluted	$(0.19)	$(0.24)

Weighted average shares:
Basic	1,367,811	1,355,655
Diluted	1,367,811	1,355,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 25, 2006	March 26, 2005
Operating Activities:
Net loss	$(263,043)	$(319,073)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,631	29,100

Changes in assets and liabilities:
Accounts receivable	859,097	65,399
Inventories	247,270	(27,388)
Other current assets	5,035	100,063
Accounts payable and other accrued liabilities	237,927	(249,997)

Net cash provided by (used in) operating activities	1,103,917	(401,896)

Investing Activities:
Additions to equipment and leasehold improvements	(6,866)	(61,973)

Net cash used in investing activities	(6,866)	(61,973)

Financing Activities:
Proceeds from stock issuance	7,549	16,542

Net cash provided by financing activities	7,549	16,542

Net increase (decrease) in cash and cash equivalents	1,104,600	(447,327)
Cash and cash equivalents at beginning of the period	1,199,175	2,238,319

Cash and cash equivalents at the end of the period	$2,303,775	$1,790,992

Supplemental Disclosures:

Interest paid	$917	$914
Income taxes paid	2,650	20,956

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. Although we incurred a loss during the first six months of fiscal 2006, primarily based on our profitability during the fourth quarter of fiscal 2005 and during 11 of the previous 15 quarters, we are optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s equity incentive plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss would have changed to the pro forma amounts indicated below:

	March 25, 2006		March 26, 2005
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net loss, as reported	$(159,405)	$(263,043)	$(436,807)	$(319,073)
Pro forma impact of expensing stock options, under fair value method	24,263	61,551	26,114	52,830

Pro forma net loss	$(183,668)	$(324,594)	$(462,921)	$(371,903)

Basic loss per common share, as reported	$(0.12)	$(0.19)	$(0.32)	$(0.24)
Pro forma impact of expensing stock options, under fair value method	0.01	0.05	0.02	0.04

Pro forma net loss per share	$(0.13)	$(0.24)	$(0.34)	$(0.28)

Diluted loss per common share, as reported	$(0.12)	$(0.19)	$(0.32)	$(0.24)
Pro forma impact of expensing stock options, under fair value method	0.01	0.05	0.02	0.04

Pro forma net loss per share	$(0.13)	$(0.24)	$(0.34)	$(0.28)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.375% and 3.71% for 2006 and 2005, respectively; expected life equal to 5 years for each 2006 and 2005; expected volatility of 164% and 167% in 2006 and 2005, respectively; and an expected dividend yield of 0% for each of 2006 and 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of March 25, 2006 and September 24, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

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

NOTE 2. Inventories

Inventories consisted of the following:

	March 25, 2006	September 24, 2005
	(unaudited)
Finished Goods	$4,086	$79,474
Work in Process	301,402	438,816
Raw Materials	895,344	929,812

	$1,200,832	$1,448,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Income taxes

The Company has not recorded an income tax benefit on its net losses for the three and six months ended March 25, 2006 due to its uncertain realizability. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 4. Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings per share were calculated as follows:

	March 25, 2006		March 26, 2005
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Net (loss)	$(159,405)	$(263,043)	$(436,807)	$(319,073)

Average shares outstanding - basic	1,368,912	1,367,811	1,357,965	1,355,655
Dilutive effect of stock options	—	—	—	—

Weighted average shares - diluted	1,368,912	1,367,811	1,357,965	1,355,655

Basic (loss) per share	$(0.12)	$(0.19)	$(0.32)	$(0.24)
Diluted (loss) per share	$(0.12)	$(0.19)	$(0.32)	$(0.24)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 581,909 at March 25, 2006 and were 567,545 at March 26, 2005.

NOTE 5. Major Customers and Export Sales

During the quarter ended March 25, 2006, the Company had four customers that represented 73% (41%, 11%, 11% and 10%, respectively) of net sales as compared to the same period in fiscal 2005 where one customer represented 72% of net sales. During the six months ended March 25, 2006, the Company had two customers that represented 42% (22%, and 20%, respectively) of net sales as compared to the same period in fiscal 2005 where three customers represented 71% (25%, 23% and 23%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	March 25, 2006		March 26, 2005
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Domestic	$223,106	$595,223	$76,142	$660,662
Foreign	781,750	1,323,303	478,881	1,080,945

Total sales	$1,004,856	$1,918,526	$555,023	$1,741,607

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into 16 countries during the six months ended March 25, 2006 and 12 countries during the six months ended March 26, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	March 25, 2006		March 26, 2005
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Indonesia	12.9%	28.5%	83.5%	37.0%
Morocco	52.8%	32.1%	—	34.5%
Venezuela	14.2%	8.2%	—	—
India	12.4%	7.3%	—	—
Slovakia	—	2.2%	0.3%	13.0%
Colombia	—	13.9%	0.7%	1.0%
Other	7.7%	7.8%	15.5%	14.5%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 25, 2006		March 26, 2005
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
North America (excluding the U.S.)	—	—	—	0.2%
Central and South America	14.2%	22.4%	2.6%	1.8%
Europe	2.9%	4.9%	5.4%	17.5%
Mid-East and Africa	57.6%	36.9%	8.5%	43.1%
Far East	25.3%	35.8%	83.5%	37.4%

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005, the Quarterly Report on Form 10-QSB for the quarter ended December 24, 2005 and this Quarterly Report on Form 10-QSB for the quarter ended March 25, 2006.

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

Critical Accounting and Significant Judgments and Estimates

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

Results of Operations

Quarter ended March 25, 2006 as compared to the Quarter ended March 26, 2005

Net Sales

Net sales for the quarter ended March 25, 2006 were $1,005,000, as compared to $555,000 for the quarter ended March 26, 2005, an 81% increase. Sales for the second quarter of fiscal 2006 consisted of $223,000, or 22%, from domestic sources and $782,000, or 78%, from international customers as compared to the same period in fiscal 2005, during which sales consisted of $76,000, or 14%, from domestic sources and $479,000, or 86%, from international customers.

Foreign sales consisted of shipments to seven different countries during the quarter ended March 25, 2006 and eight different countries during the quarter ended March 26, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2006	2005
Indonesia	$101,000	$400,000
Venezuela	111,000	—
India	97,000	—
Morocco	413,000	—
Other	60,000	79,000

	$782,000	$479,000

Revenue for the second quarter of fiscal 2006 was primarily derived from the sale of our narrowband radio encryptors for use by a Moroccan customer amounting to $413,000 and to a customer in Venezuela amounting to $111,000. In addition, there were sales of these radio encryptors to two domestic customers totaling $206,000. We also sold our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $101,000 and had a sale of our high speed bulk encryptors to a customer in India amounting to $97,000.

This compares to the second quarter of the previous fiscal year where revenue was derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $400,000. Additional revenue was derived from our efforts to provide engineering services to the U.S. government. Revenue recorded under this program during this quarter amounted to $40,000.

Gross Profit

Gross profit for the second quarter of fiscal 2006 was $589,000 as compared to gross profit of $238,000 for the same period of fiscal 2005, an increase of 148%. Gross profit expressed as a percentage of sales was 59% for the second quarter of fiscal 2006 as compared to 43% for the same period in fiscal 2005. The increase in gross profit as a percentage of sales was primarily associated with an increase in sales volume and several sales of higher margin products in the second quarter of fiscal 2006.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2006 were $425,000, as compared to $386,000 for the same quarter in fiscal 2005. This increase of 10% was attributable to an increase of $61,000 in selling and marketing expenses, offset by a decrease of $22,000 in general and administrative costs.

The increase in selling costs was primarily attributable to an increase in selling commissions and sales and marketing contracts of $54,000 and an increase in sales support costs of $6,000.

General and administrative costs had a decrease in personnel-related costs of $6,000 and a decrease in insurance costs of $3,000. Also, consulting services performed during the second quarter of fiscal 2005 amounting to $11,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Product Development Costs

Product development costs for the quarter ended March 25, 2006 were $335,000, compared to $306,000 for the quarter ended March 26, 2005. This increase of 9% was attributable to an increase in outside consulting services of $36,000. There was also an increase in product development costs of $15,000 as a result of a decrease in the amount of engineering expenses allocated to bid and proposal and other sales support efforts. A reduction in billable contract engineering during the second quarter of fiscal 2006 increased product development costs as personnel were redeployed from billable contract work to product development by approximately $29,000. These increases were partially offset by a decrease in personnel-related costs of $36,000 and a reduction in training costs of $9,000.

Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services work performed during the second quarter of fiscal 2006 and $40,000 for the second quarter of fiscal 2005.

Net Income

The Company’s net loss was $159,000 for the second quarter of fiscal 2006, as compared to $437,000 for the same period of fiscal 2005. This 64% decrease in net loss is primarily attributable to a 148% increase in gross profit offset by a 10% increase in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant, such as this quarter. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 25, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six months ended March 25, 2006 as compared to the Six months ended March 26, 2005

Net Sales

Net sales for the six months ended March 25, 2006 were $1,919,000, as compared to $1,742,000 for the six months ended March 26, 2005, a 10% increase. Sales for the first six months of fiscal 2006 consisted of $595,000, or 31%, from domestic sources and $1,323,000, or 69%, from international customers as compared to the same period in fiscal 2005, during which sales consisted of $661,000, or 38%, from domestic sources and $1,081,000, or 62%, from international customers.

Foreign sales consisted of shipments to 16 different countries during the six months ended March 25, 2006 and 12 different countries during the six months ended March 26, 2005. A sale is attributed to a foreign country generally based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2006	2005
Morocco	$424,000	$373,000
Indonesia	377,000	400,000
Colombia	184,000	10,000
Slovakia	29,000	141,000
Other	309,000	157,000

	$1,323,000	$1,081,000

Revenue for the first six months of fiscal 2006 was primarily derived from the sale of our narrowband radio encryptors for use by a Moroccan customer amounting to $413,000, a sale to a customer in Colombia amounting to $182,000 and to a customer in Venezuela amounting to $111,000. In addition, there were sales of these radio encryptors to two domestic customers totaling $206,000. We also sold our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $377,000 and a sale of our high speed bulk encryptors to a customer in India amounting to $97,000. We also sold our Executive Secure Telephones to four domestic customers amounting to $93,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the first six months of fiscal 2006 amounted to $88,000.

This compares to the second quarter of the previous fiscal year where revenue was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $400,000 and the sale of our narrowband radio encryptors for use by the Moroccan government amounting to $373,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government. Revenue recorded under this program during the first six months of fiscal 2005 amounted to approximately $300,000. Additional revenue for the period was generated by domestic orders amounting to $128,000 for our narrowband radio encryptors and $142,000 for our high speed bulk encryptors.

Gross Profit

Gross profit for the first six months of fiscal 2006 was $1,132,000 as compared to gross profit of $1,051,000 for the same period of fiscal 2005, an increase of 8%. Gross profit expressed as a percentage of sales was 59% for the first six months of fiscal 2006 as compared to 60% for the same period in fiscal 2005.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2006 were $866,000, as compared to $841,000 for the same quarter in fiscal 2005. This increase of 3% was attributable to an increase of $123,000 in selling and marketing costs, offset by a decrease of $99,000 in general and administrative expenses.

The increase in selling costs was primarily attributable to an increase in bid and proposal and other support efforts of $90,000 and an increase in selling commissions and sales and marketing contracts of $83,000, which was partially offset by a decrease in personnel-related costs of $47,000, as a result of a reorganization of our selling efforts.

General and administrative costs had a decrease in personnel-related costs of $15,000, a decrease in professional fees of $14,000 and a decrease in insurance costs of $6,000. Also, consulting services performed during the first six months of fiscal 2005 amounting to $70,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Product Development Costs

Product development costs for the six months ended March 25, 2006 were $548,000, compared to $555,000 for the six months ended March 26, 2005. This decrease of 1% was attributable to a decrease in payroll and benefit-related costs of approximately $62,000. There was also a reduction in product development costs of $66,000 as a result of an increase in engineering expenses allocated to bid and proposal and other sales support efforts. These decreases were partially offset by an increase in outside consulting services of $24,000. They were further offset by a reduction in billable contract engineering during the first six months of fiscal 2006, which increased product development costs as personnel were redeployed from billable contract work to product development by approximately $42,000.

Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first six months of fiscal 2006, billable engineering services work accounted for approximately $88,000 of revenue compared to $300,000 for the same period in fiscal 2005.

Net Income

The Company’s net loss was $263,000 for the first six months of fiscal 2006, as compared to $319,000 for the same period of fiscal 2005. This 18% decrease in net loss is primarily attributable to an 8% increase in gross profit. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant, such as this period. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 25, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,105,000, or 92%, to $2,304,000 as of March 25, 2006, from a balance of $1,199,000 at September 24, 2005. This increase was attributable in part to decreases in accounts receivable and inventory and increases in accounts payable and accrued expenses of $859,000, $247,000 and $238,000, respectively. These changes were partially offset by the Company’s net loss of $263,000 during the period.

Our results during the first six months of fiscal 2006 and the past fiscal year were somewhat disappointing. During the fourth quarter of last fiscal year, we saw a return to profitability, as we were able to close on several significant orders, in particular from our long-time customer in Egypt. In addition, a large spares order was shipped to this customer to maintain the logistical support for various deployed TCC systems and we also completed the development of a major upgrade program for this customer during the fourth quarter of 2005. The completion of this order is important to the Company, as it opens the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2006.

Backlog at March 25, 2006 amounted to approximately $1,190,000. The orders in backlog are expected to ship during fiscal 2006 depending on customer requirements and product availability.

In November, 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”) for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of March 25, 2006, the Company had two outstanding standby letters of credit amounting to $154,000, expiring through September 30, 2006. The letters of credit outstanding are secured by the Company’s line of credit facility with the Bank.

In January, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $148,000. Rent expense for the six months ended March 25, 2006 was $73,000.

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2006. Although we incurred a loss during the first six months of fiscal 2006, primarily based on our profitability during the fourth quarter of fiscal 2005 and during 11 of the previous 15 quarters we are optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its first six months of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On February 13, 2006, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, two directors were elected to serve on the Board of Directors as Class III directors for a term of three years expiring at the 2009 Annual Meeting of Stockholders. Carl H. Guild, Jr. received 1,197,909 votes, and 46,729 votes were withheld and Thomas E. Peoples received 1,197,909 votes, and 46,729 votes were withheld. Messrs. Guild and Peoples are joined by Mitchell B. Briskin and Robert T. Lessard on the Board of Directors of the Company. Also at the meeting, stockholders voted to ratify the appointment of Vitale, Caturano & Company, Ltd. as auditors for the Company for the fiscal year ending September 30, 2006. Vitale, Caturano & Company, Ltd. received 1,229,537 votes for, 13,691 votes against and 1,410 not voted.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 8, 2006 Date	By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr., President and Chief
Executive Officer

May 8, 2006 Date	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer