Form 10QSB
period 2006-06-24
TECHNICAL COMMUNICATIONS CORP
filed 2006-08-04
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of August 1, 2006: 1,371,691

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Item 1. Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

	June 24, 2006	September 24, 2005
Assets
Current Assets:
Cash and cash equivalents	$1,805,133	$1,199,175
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	566,240	972,912
Inventories	1,304,687	1,448,102
Other current assets	98,753	82,834

Total current assets	3,774,813	3,703,023

Equipment and leasehold improvements	5,073,926	5,063,185
Less: accumulated depreciation and amortization	4,988,057	4,964,308

Equipment and leasehold improvements, net	85,869	98,877

Total Assets	$3,860,682	$3,801,900

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$149,270	$103,959
Accrued liabilities
Accrued compensation and related expenses	229,004	142,856
Accrued expenses	307,007	239,378

Total current liabilities	685,281	486,193

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,371,691 shares issued and outstanding at June 24, 2006 and 1,366,257 shares issued and outstanding at September 24, 2005	137,169	136,626
Additional paid-in capital	1,406,700	1,398,902
Retained earnings	1,631,532	1,780,179

Total stockholders’ equity	3,175,401	3,315,707

Total Liabilities and Stockholders’ Equity	$3,860,682	$3,801,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 24, 2006	June 25, 2005
Net sales	$1,133,419	$751,377
Cost of sales	456,707	267,070

Gross profit	676,712	484,307

Operating expenses:
Selling, general and administrative expenses	332,439	366,417
Product development costs	249,481	187,623

Total operating expenses	581,920	554,040

Operating income (loss)	94,792	(69,733)

Other income (expense):
Interest income	19,466	9,638
Interest expense	(312)	(201)
Other	450	420

Total other income:	19,604	9,857

Income (loss) before provision for income taxes	114,396	(59,876)

Provision for income taxes	—	—

Net income (loss)	$114,396	$(59,876)

Net income (loss ) per common share:
Basic	$0.08	$(0.04)
Diluted	$0.07	$(0.04)

Weighted average shares:
Basic	1,371,441	1,367,614
Diluted	1,528,508	1,367,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 24, 2006	June 25, 2005
Net sales	$3,051,945	$2,492,984
Cost of sales	1,243,500	958,092

Gross profit	1,808,445	1,534,892

Operating expenses:
Selling, general and administrative expenses	1,198,151	1,207,479
Product development costs	797,303	742,710

Total operating expenses	1,995,454	1,950,189

Operating loss	(187,009)	(415,297)

Other income (expense):
Interest income	37,791	27,454
Interest expense	(1,229)	(1,116)
Other	1,800	10,010

Total other income:	38,362	36,348

Loss before provision for income taxes	(148,647)	(378,949)

Provision for income taxes	—	—

Net loss	$(148,647)	$(378,949)

Net loss per common share:
Basic	$(0.11)	$(0.28)
Diluted	$(0.11)	$(0.28)

Weighted average shares:
Basic	1,369,021	1,358,162
Diluted	1,369,021	1,358,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 24, 2006	June 25, 2005
Operating Activities:
Net loss	$(148,647)	$(378,949)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,749	37,257

Changes in assets and liabilities:
Accounts receivable	406,672	(59,019)
Inventories	143,415	(238,645)
Other current assets	(15,919)	60,830
Accounts payable and other accrued liabilities	199,088	(140,525)

Net cash provided by (used in) operating activities	608,358	(719,051)

Investing Activities:
Additions to equipment and leasehold improvements	(10,741)	(65,909)

Net cash used in investing activities	(10,741)	(65,909)

Financing Activities:
Proceeds from stock issuance	8,341	18,324

Net cash provided by financing activities	8,341	18,324

Net increase (decrease) in cash and cash equivalents	605,958	(766,636)
Cash and cash equivalents at beginning of the period	1,199,175	2,238,319

Cash and cash equivalents at the end of the period	$1,805,133	$1,471,683

Supplemental Disclosures:

Interest paid	$1,229	$1,115
Income taxes paid	2,977	20,956

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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances, the current backlog and the near term business prospects are sufficient to provide resources to operate the Company for the next 12 months. Although we incurred a loss during the first nine months of fiscal 2006, the company was profitable both during the current quarter and the fourth quarter of fiscal 2005 and during 12 of the previous 16 quarters, and therefore we are optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these sources of capital will be available to the Company on acceptable terms or at all.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No.101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payment upon reaching interim milestones. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.” Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant date for awards under the Company’s equity incentive plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss would have changed to the pro forma amounts indicated below:

	June 24, 2006		June 25, 2005
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Net income (loss), as reported	$114,396	$(148,647)	$(59,876)	$(378,949)
Pro forma impact of expensing stock options, under fair value method	19,835	100,929	17,428	68,677

Pro forma net income (loss)	$94,561	$(249,576)	$(77,304)	$(447,626)

Basic income (loss) per common share, as reported	$0.08	$(0.11)	$(0.04)	$(0.28)
Pro forma impact of expensing stock options, under fair value method	0.01	0.07	0.02	0.05

Pro forma net income (loss) per share	$0.07	$(0.18)	$(0.06)	$(0.33)

Diluted income (loss) per common share, as reported	$0.07	$(0.11)	$(0.04)	$(0.28)
Pro forma impact of expensing stock options, under fair value method	0.01	0.07	0.02	0.05

Pro forma net income (loss) per share	$0.06	$(0.18)	$(0.06)	$(0.33)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.83% and 3.83% for 2006 and 2005, respectively; expected life equal to 5 years for each of 2006 and 2005; expected volatility of 162% and 168% in 2006 and 2005, respectively; and an expected dividend yield of 0% for each of 2006 and 2005.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.9 million as of June 24, 2006 and September 24, 2005, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

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

NOTE 2. Inventories

Inventories consisted of the following:

	June 24, 2006	September 24, 2005
	(unaudited)
Finished Goods	$4,947	$79,474
Work in Process	444,035	438,816
Raw Materials	855,705	929,812

	$1,304,687	$1,448,102

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Income taxes

The Company has not recorded an income tax benefit on its net loss for the nine months ended June 24, 2006 due to its uncertain realizability. The Company has recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

NOTE 4. Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings (loss) per share were calculated as follows:

	June 24, 2006		June 25, 2005
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Net income (loss)	$114,396	$(148,647)	$(59,876)	$(378,949)

Average shares outstanding - basic	1,371,441	1,369,021	1,367,614	1,358,162
Dilutive effect of stock options	157,066	—	—	—

Weighted average shares - diluted	1,528,508	1,369,021	1,367,614	1,358,162

Basic income (loss) per share	$0.02	$(0.11)	$(0.04)	$(0.28)
Diluted income (loss) per share	$0.01	$(0.11)	$(0.04)	$(0.28)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 591,234 at June 24, 2006 and 575,745 at June 25, 2005. For the quarter ended June 24, 2006 and June 25, 2006, 216,200 and 575,745, respectively of potentially dilutive stock options were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive.

NOTE 5. Major Customers and Export Sales

During the quarter ended June 24, 2006, the Company had two customers that represented 84% (56%, and 28%, respectively) of net sales as compared to the same period in fiscal 2005 where four customers represented 82% (26%, 20%, 19% and 17%, respectively) of net sales. During the nine months ended June 24, 2006, the Company had three customers that represented 61% (33%, 14% and 14%, respectively) of net sales as compared to the same period in fiscal 2005 where three customers represented 58% (26%, 16% and 16%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	June 24, 2006		June 25, 2005
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Domestic	$106,782	$702,005	$729,961	$1,390,622
Foreign	1,026,637	2,349,940	21,416	1,102,362

Total sales	$1,133,419	$3,051,945	$751,377	$2,492,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into 19 countries during the nine months ended June 24, 2006 and 15 countries during the nine months ended June 25, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 24, 2006		June 25, 2005
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
Indonesia	61.8%	43.0%	—	36.3%
Morocco	—	18.0%	—	33.8%
Slovakia	3.4%	2.7%	39.1%	13.6%
Austria	—	0.4%	21.3%	0.4%
Venezuela	31.1%	18.2%	14.0%	0.3%
Mexico	0.9%	0.4%	11.2%	1.2%
Other	2.8%	17.3%	14.4%	14.4%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 24, 2006		June 25, 2005
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)
North America
(excluding the U.S.)	0.9%	0.4%	11.2%	0.4%
Central and South America	31.1%	26.2%	15.1%	2.1%
Europe	6.2%	5.5%	60.4%	18.4%
Mid-East and Africa	—	20.8%	13.3%	42.5%
Far East	61.8%	47.1%	—	36.6%

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005 and its Quarterly Reports on Form 10-QSB for the quarters ended December 24, 2005 and March 25, 2006.

Overview

The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products, which have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign.

Critical Accounting and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 24, 2005, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 24, 2005.

Results of Operations

Three Months ended June 24, 2006 as compared to the Three Months ended June 25, 2005

Net Sales

Net sales for the quarter ended June 24, 2006 were $1,133,000, as compared to $751,000 for the quarter ended June 25, 2005, a 51% increase. Sales for the third quarter of fiscal 2006 consisted of $107,000, or 9%, from domestic sources and $1,026,000, or 91%, from international customers as compared to the same period in fiscal 2005, during which sales consisted of $730,000, or 97%, from domestic sources and $21,000, or 3%, from international customers.

Foreign sales consisted of shipments to seven different countries during the quarter ended June 24, 2006 and eight different countries during the quarter ended June 25, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country during the third fiscal quarters of 2006 and 2005:

	2006	2005
Indonesia	$634,000	$—
Venezuela	319,000	3,000
Other	73,000	18,000

	$1,026,000	$21,000

Revenue for the third quarter of fiscal 2006 was primarily derived from the sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $634,000 and a sale of our narrowband radio encryptors to a customer in Venezuela amounting to $319,000.

Revenue for the third quarter of fiscal 2005 was primarily derived from the sale of our narrowband radio encryptors to two domestic customers amounting to $269,000. We also sold our executive secure telephones to two domestic customers amounting to $180,000. Additional revenue was derived from an amendment to our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the third quarter of 2005 amounted to $198,000.

Gross Profit

Gross profit for the third quarter of fiscal 2006 was $677,000 as compared to gross profit of $484,000 for the same period of fiscal 2005, an increase of 40%. Gross profit expressed as a percentage of sales was 60% for the third quarter of fiscal 2006 as compared to 64% for the same period in fiscal 2005. The decrease in gross profit as a percentage of sales was primarily associated with several sales of higher margin products in the third quarter of fiscal 2005.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2006 were $332,000, as compared to $366,000 for the same quarter in fiscal 2005. This decrease of 9% was attributable to a decrease of $18,000 in selling and marketing expenses and a decrease of $15,000 in general and administrative costs.

The decrease in selling costs was primarily attributable to a decrease in bid and proposal efforts as compared to the same period in fiscal 2005 of $15,000 and a decrease in travel costs and product demonstration costs of $15,000. These increases were partially offset by an increase in sales support costs of $11,000.

General and administrative costs decreased due to a decrease in personnel-related costs of $10,000 during the quarter ended June 24, 2006. Also, consulting services performed during the third quarter of fiscal 2005 amounting to $7,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Product Development Costs

Product development costs for the quarter ended June 24, 2006 were $249,000, compared to $188,000 for the quarter ended June 25, 2005. This increase of 33% was attributable primarily to an increase in outside consulting services of $37,000. There was also an increase in product development costs of $15,000 as a result of a decrease in the amount of engineering expenses allocated to bid and proposal and other sales support efforts during the quarter. A reduction in billable contract engineering during the third quarter of fiscal 2006 increased product development costs by approximately $41,000 as personnel were redeployed from billable contract work to product development efforts. These increases were partially offset by a decrease in personnel-related costs of $13,000 and a reduction in materials consumed for product development efforts of $17,000 during the quarter ended June 24, 2006.

Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services work performed during the third quarter of fiscal 2006 and $198,000 for the third quarter of fiscal 2005.

Net Income

The Company’s net income was $114,000 for the third quarter of fiscal 2006, as compared to a net loss of $60,000 for the same period of fiscal 2005. This increase in net income is primarily attributable to a 40% increase in gross profit offset slightly by a 5% increase in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 24, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine months ended June 24, 2006 as compared to the Nine months ended June 25, 2005

Net Sales

Net sales for the nine months ended June 24, 2006 were $3,052,000, as compared to $2,493,000 for the nine months ended June 25, 2005, a 22% increase. Sales for the first nine months of fiscal 2006 consisted of $702,000, or 23%, from domestic sources and $2,350,000, or 77%, from international customers as compared to the same period in fiscal 2005, during which sales consisted of $1,391,000, or 56%, from domestic sources and $1,102,000, or 44%, from international customers.

Foreign sales consisted of shipments to 19 different countries during the nine months ended June 24, 2006 and 15 different countries during the nine months ended June 25, 2005. A sale is attributed to a foreign country generally based on the location of the contracting party. The table below summarizes our principal foreign sales by country, during the nine months ended June 24, 2006 and June 25, 2005:

	2006	2005
Indonesia	$1,011,000	$400,000
Morocco	424,000	373,000
Venezuela	428,000	3,000
Slovakia	64,000	149,000
Other	423,000	177,000

	$2,350,000	$1,102,000

Revenue for the first nine months of fiscal 2006 was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $1,011,000. We also sold our narrowband radio encryptors for use by a Moroccan customer amounting to $424,000, a sale to a customer in Colombia amounting to $182,000 and to a customer in Venezuela amounting to $428,000. In addition, there were sales of these radio encryptors to two domestic customers totaling $206,000 and there was a sale of our high speed bulk encryptors to a customer in India amounting to $97,000. We also sold our executive secure telephones to four domestic customers amounting to $93,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the first nine months of fiscal 2006 amounted to $88,000.

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

Gross Profit

Gross profit for the first nine months of fiscal 2006 was $1,808,000 as compared to gross profit of $1,535,000 for the same period of fiscal 2005, an increase of 18%. Gross profit expressed as a percentage of sales was 59% for the first nine months of fiscal 2006 as compared to 62% for the same period in fiscal 2005. The decrease in gross profit as a percentage of sales was primarily associated with several sales of higher margin products during the first nine months of fiscal 2005.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2006 were $1,198,000, as compared to $1,207,000 for the same period in fiscal 2005. This overall slight decrease was attributable to a decrease of $114,000 in general and administrative expenses offset by an increase of $105,000 in selling and marketing costs.

The increase in selling costs was primarily attributable to an increase in bid and proposal and other support efforts of $85,000, an increase in selling commissions and sales and marketing contracts of $79,000 and an increase in product demonstration costs of $9,000, which were partially offset by a decrease in personnel-related costs of $50,000, as a result of a reorganization of our selling efforts.

General and administrative costs decreased due to a decrease in personnel-related costs of $22,000 and a decrease in professional fees of $14,000 during the nine months ended June 24, 2006. Also, consulting services performed during the first nine months of fiscal 2005 amounting to $76,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Product Development Costs

Product development costs for the nine months ended June 24, 2006 were $797,000, compared to $743,000 for the nine months ended June 25, 2005. This increase of 7% was attributable primarily to an increase in outside consulting services of $61,000 and a reduction in billable contract engineering during the first nine months of fiscal 2006, which increased product development costs as personnel were redeployed from billable contract work to product development by approximately $129,000. These increases were partially offset by a decrease in payroll and benefit-related costs of approximately $75,000. They were further offset by a reduction in training costs of $9,000 and a reduction in materials consumed for product development efforts of $28,000. There was also a decrease in product development costs of $15,000 as a result of an increase in engineering expenses allocated to bid and proposal and other sales support efforts.

Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During the first nine months of fiscal 2006, billable engineering services work accounted for approximately $88,000 of revenue compared to $640,000 for the same period in fiscal 2005.

Net Income

The Company’s net loss was $149,000 for the first nine months of fiscal 2006, as compared to $379,000 for the same period of fiscal 2005. This 61% decrease in net loss is primarily attributable to an 18% increase in gross profit. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant, such as this period. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 24, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $606,000, or 51%, to $1,805,000 as of June 24, 2006, from a balance of $1,199,000 at September 24, 2005. This increase was attributable in part to decreases in accounts receivable and inventory of $407,000 and $143,000, respectively and increases in accounts payable and other accrued liabilities of $199,000 for the nine months ended June 24, 2006. These changes were partially offset by the Company’s net loss of $149,000 during the period.

Our results during the first nine months of fiscal 2006 and the past fiscal year were somewhat disappointing. During the third quarter of fiscal 2006 as well as the fourth quarter of our 2005 fiscal year, we saw a return to profitability, as we were able to close on several significant orders, in particular from a long-time customer in Egypt. In addition, a large spares order was shipped to this customer to maintain the logistical support for various deployed TCC systems and we also completed the development of a major upgrade program for this customer during the fourth quarter of 2005. The completion of this order is important to the Company, as it opens the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2007.

Backlog at June 24, 2006 amounted to approximately $397,000. The orders in backlog are expected to ship during the last quarter of fiscal 2006, although actual shipments will depend on customer requirements and product availability.

In November 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”), for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary.

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of June 24, 2006, the Company had two outstanding standby letters of credit amounting to $154,000, expiring through September 30, 2006. The letters of credit outstanding are secured by the Company’s line of credit facility with the Bank.

In January 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $148,000. Rent expense for the nine months ended June 24, 2006 was $110,000.

The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2006.

During the first nine months of fiscal 2006 the Company expanded and expects to continue to expand during the last quarter of fiscal 2006 its investment in product development in secure applications for the voice wireless market and new network interfaces for our high speed bulk encryptors for selected military requirements. Work on upgrades and the evolution of the Company’s secure voice office products will also be continued. The Company believes that the current mix of employees and billable versus non-billable production efforts is sufficient to accomplish these near term goals.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances, the current backlog and the near term business prospects are sufficient to provide resources to operate the Company for the next 12 months. Although we incurred a loss during the first nine months of fiscal 2006, the Company was profitable both during the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005 and during 12 of the previous 16 quarters, and therefore we are optimistic about future sales growth and other possible sources of financing, including our bank line of credit, other sources of debt financing, private equity funding or future public stock offerings. However, there is no assurance that any of these sources of capital will be available to the Company on acceptable terms or at all.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 24, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 4, 2006	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 4, 2006	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer