Form 10KSB
period 2006-09-30
TECHNICAL COMMUNICATIONS CORP
filed 2006-12-28
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

Total revenue of the registrant for the fiscal year ended September 30, 2006 was $3,896,542.

Based on the closing price as of December 8, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 8, 2006, was approximately $3,882,651.

The number of shares of the registrant’s Common Stock, par value $ .10 per share, outstanding as of December 8, 2006 was 1,371,459.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2007 Annual Meeting of Shareholders to be held February 12, 2007 are incorporated by reference into Part III of this Form 10-KSB.

PART I

Item 1. DESCRIPTION OF BUSINESS

Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 100 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.

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

TCC historically and presently designs and develops its own equipment and software to meet the requirements of general secure communications applications, as well as the custom-tailored requirements of specific users. Management believes the coordinated development of cryptographic software and associated hardware allows TCC to provide high-strength encryption security products with efficient processing and transmission. Both criteria, the Company believes, are essential to customer satisfaction.

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

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors because the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers and value-added resellers, using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the products and close the sale, and who handle on behalf of TCC many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.

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

2006 Highlights and Recent Events

During fiscal 2006, the Company continued to develop its wireless secure mobile telephone introduced in fiscal 2005. The CipherTalk™ 8000 is designed to provide encrypted, end-to-end mobile communications using the worldwide GSM cellular network. The CT 8000PC, a PDA-based GSM cell phone, is the first product in what TCC plans to be a family of secure products for the wireless communications market. In December 2006, the CT-8000FP was introduced on a GSM flip-phone platform. In addition, TCC has developed and introduced CipherSMS™, a high security software application for the protection of text messages. CipherSMS can be installed on many Windows Mobile 5.0 based cellular phones and used with ease to provide text message privacy. The CipherSMS products are designed to appeal to markets ranging from private usage to large scale commercial and government requirements. It is expected that future versions of the product will be developed to provide expanded security features, customized encryption systems and public keying options.

During 2006, TCC also successfully introduced its family of DSP9000 Radio Encryption products into two significant foreign markets, Afghanistan and Iraq. In Afghanistan, over 250 TCC encrypted high frequency radios are being deployed to certain government services. Since TCC DSP9000 encryption devices come in a variety of forms and adapt readily to most HF, VHF and UHF radios, we believe our DSP9000 system will allow the Afghan government to establish a cost effective, countrywide secure radio network. Similarly, Iraq has been field-testing the DSP9000 system and is expected to make an initial procurement decision in late 2006.

Given these initiatives and our expectations at the beginning of the year our results during the 2006 fiscal year were disappointing. Having worked diligently since fiscal 2002 to develop a track record of profits, a loss this year was unexpected. During the third and fourth quarter of this fiscal year, however, we saw a return to profitability, as a result of closing on several significant orders. A major customer in Indonesia with which we established a relationship in 2003 continued to build out their network with purchases in excess of $1 million during the year. In addition, in the fourth quarter of fiscal 2005 we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2007.

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

The Company’s Secure Office Systems products primarily consist of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced the first in a new line of secure wireless products as part of our Secure Office Systems product line. This line is new and we are just starting to develop the market for these products, discussed in greater detail below.

Although we believe our Network Security Systems products are competitive, the demand for this product line has been difficult to establish. Strong competition in this market coupled with weak overall demand for network security products both domestically and overseas has hampered the Company’s efforts to develop an active and consistent market. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.

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

During the 2005 fiscal year, the Company introduced a new wireless secure mobile telephone. The CipherTalk-8000 is designed to provide encrypted mobile communications anywhere in the world. Its tri-band radio interface will operate on the North American, Latin American 850 MHz GSM band; the European, Asian, Latin American 900 MHz GSM band; the European, Latin American 1800 MHz GSM band; and the North American, Latin American 1900 MHz GSM band. The CipherTalk-8000 is the first product in what the Company expects to be a new line of secure wireless products.

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

The Company’s KEYNET Network Security Management System is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire CipherONE™ Security Systems Network, including those on mixed networks. KEYNET has an intuitive graphical user interface, making it easy to use. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics and performs automatic polling and alarms from central and remote locations. KEYNET also provides instant alarm notification. These high security measures facilitate central management while maintaining security for mission-critical networks worldwide.

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

The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. Many of TCC’s competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns and can survive sustained price reductions in order to gain market share. Any period of sustained price reductions for our products would have a material adverse effect on the Company’s financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Our competitive position will also depend on our ability to attract and retain qualified personnel, obtain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.

Sales and Backlog

In fiscal year 2006, the Company had four customers representing 59% of total net sales. These consisted of sales of radio encryptors to three customers for deployment in Afghanistan, Morocco and Venezuela amounting to 11% of sales each and the sale of secure telephones to Indonesia representing 26% of sales. In fiscal year 2005, the Company had four customers representing 66% of total net sales. These consisted of an ongoing engineering services effort with the U.S. government, which represented 20% of sales, an ongoing effort to upgrade an encryption algorithm for a government in the Middle East representing 25% of sales, a sale to a customer for deployment in Morocco for radio encryptors amounting to 10% of sales and the sale of secure telephones to Indonesia representing 11% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 30, 2006 and September 24, 2005 was approximately $478,000 and $531,000, respectively.

The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company’s revenues in any accounting period in the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company’s financial condition and results of operations.

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

Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities, commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. This trend is driven by the U.S. government’s recognition of the technology available from foreign sources and the need to allow U.S. corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, which impact could be material.

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

Technological Expertise

The Company’s technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company also has a number of trademarks for various products, none of which are material to the conduct of TCC’s business.

TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost effect of this license is immaterial.

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

Such technological experience and expertise are important as they enable an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. However, TCC’s practices governing the internal documentation of design data mitigate some of the risk associated with the loss of personnel who are skilled in the core competencies described above.

With the exception of the technology license referred to above, TCC has no material third party rights upon which the Company relies. Sales of the products associated with this license have not been and are not anticipated to be significant to the Company’s revenues.

Research and Development

Research and development are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 30, 2006 and September 24, 2005, the Company spent $924,000 and $920,000, respectively, on product development. In addition, the Company accepts product development work on a contract specific basis; the development costs associated with these contracts are included in cost of sales.

During fiscal 2006 and 2005, a portion of engineering resources were focused on billable work. Billable engineering services work accounted for approximately $117,000 of revenue for the fiscal year ended September 30, 2006 and $597,000 for the fiscal year ended September 24, 2005. This revenue was primarily generated under a program with the U.S. government, which was substantially completed in fiscal 2005.

In fiscal 2007, the Company expects to maintain and possibly increase its investment in internal product development. The products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of the DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs, however it may need financial resources, in addition to cash from operations, to fund a major new development program.

Other than those stated above, there are no plans for major product development in fiscal 2007.

Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2006 and 2005, because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.

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

In fiscal years 2006 and 2005, sales to international customers accounted for approximately 66% and 58%, respectively, of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. Congress may prevent proposed sales to foreign governments.

Employees

As of September 30, 2006, the Company employed one part-time and 22 full-time persons, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 2. DESCRIPTION OF PROPERTY

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The property is approximately 23 years old, well maintained and in good condition. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two years through December 31, 2007, at an annual rate of $147,855. Rent expense for the year ended September 30, 2006 was $146,430.

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

		Price
Title of Class	Quarter Ending	Low	High
Common Stock, $.10 par value
	9/24/2005	$2.80	$3.50
	6/25/2005	2.35	5.15
	3/26/2005	4.10	6.50
	12/25/2004	3.60	7.25

	9/30/2006	$2.71	$4.45
	6/24/2006	3.35	4.50
	3/25/2006	3.35	4.40
	12/24/2005	2.90	4.75

The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Bank of America, formerly Fleet National Bank, the Company is prohibited from paying dividends.

As of December 8, 2006, there were approximately 1,000 record holders of our Common Stock.

On December 8, 2006, the closing price of the Common Stock was $2.90.

Equity Compensation Plan Information

During 1995 the Company established the Technical Communications Corporation 1995 Employees’ Stock Purchase Plan (the “Purchase Plan”), which is available to all employees who have at least one year of continuous employment with TCC, work more than 20 hours per week or more than five months per year, and whose ownership will not exceed 5% as a result of participation in the Purchase Plan. The plan allows employees to purchase, through the grant of options, Common Stock of the Company at a discounted price through payroll withholdings. The purchase price is 85% of the lesser of the market value of the Company’s Common Stock as of the grant date or the exercise date. For executive officers, the purchase price is the average of the market value of the Company’s Common Stock as of the grant date and the exercise date. Market value is defined as, as of a particular date, the last sale price of our Common Stock if quoted on an exchange or, if not so quoted, the average of bid and asked prices for the Common Stock last quoted by NASDAQ in the over-the-counter market. The Purchase Plan had 100,000 shares authorized for distribution of which 44,268 were still available for issuance as of September 30, 2006. The Purchase Plan expired on September 30, 2006 and there is no current intention to renew such plan.

The following table presents information about the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding) as of the fiscal year-ended September 30, 2006. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements at and as of September 30, 2006, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	550,234	(1)	$3.28	5,002
Equity compensation plans not approved by stockholders	77,000	(2)	$3.38	23,000
Total	627,234		$3.29	28,002

(1)	Of the 550,234 options outstanding as of September 30, 2006, 509,445 were exercisable as of such date at an average exercise price of $3.27 per share.
(2)	Of the 77,000 options outstanding as of September 30, 2006, 24,500 were exercisable as of such date at an average exercise price of $3.37 per share.

Sales of Unregistered Securities and Repurchases by Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2006 fiscal year or repurchases of such stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2006 fiscal year.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 30, 2006.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

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

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include those listed below. For a more detailed discussion, see Note 2 in the Notes to Consolidated Financial Statements included herewith.

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

If a contract involves the provision of multiple elements and the elements qualify for separation under EITF 00-21, total estimated contract revenue is allocated to each element based on the relative fair value that each provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for product revenue.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.7 million as of September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Results of Operations

Year ended September 30, 2006 as compared to year ended September 24, 2005

Net Sales

Net sales for the years ended September 30, 2006 and September 24, 2005 were $3,897,000 and $3,721,000, respectively. Sales for fiscal 2006 consisted of $1,333,000, or 34%, from domestic sources and $2,564,000, or 66%, from international customers as compared to fiscal 2005, in which sales consisted of $1,557,000, or 42%, from domestic sources and $2,164,000, or 58%, from international customers.

Foreign sales consisted of shipments to 18 different countries during the year ended September 30, 2006 and 21 different countries during the year ended September 24, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country:

	2006	2005
Indonesia	$1,014,000	$400,000
Venezuela	428,000	3,000
Morocco	424,000	373,000
Columbia	366,000	11,000
Egypt	5,000	943,000
Other	327,000	434,000

	$2,564,000	$2,164,000

Revenue for fiscal 2006 was in part derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $1,011,000 and to a Colombian customer amounting to $177,000. We also sold our narrowband radio encryptors for use by a Moroccan customer amounting to $424,000, a sale to a customer in Colombia amounting to $182,000 and a sale to a customer in Venezuela amounting to $428,000. In addition, there were sales of these radio encryptors to four domestic customers totaling $661,000. We also sold $163,000 of our data encryptor products to a U.S. government agency for use in a Middle Eastern country.

Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during fiscal 2006 amounted to $117,000. We also sold our executive secure telephones to four domestic customers amounting to $93,000 and there was a sale of our high speed bulk encryptors to a customer in India amounting to $97,000.

A significant portion of sales for fiscal year 2005 included efforts related to engineering services work for the U.S. government. This program was amended again during fiscal 2005 and the total value was increased to $2,561,000. Revenue recognized during fiscal 2005 amounted to $597,000 for this program, which was substantially completed during the year. Another major effort, which began in fiscal 2004, was a project to upgrade the encryption algorithm for a Middle Eastern customer with a total value of $1,000,000. Revenue recognized in fiscal 2005 for this project, which was substantially completed during fiscal 2005, amounted to $400,000. An additional order was shipped to the Middle Eastern customer for spare parts of our high-speed data encryptor amounting to $540,000.

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

Gross Profit

Gross profit for fiscal year 2006 was $2,450,000, a slight increase from $2,405,000 in fiscal year 2005. Gross profit expressed as a percentage of sales was 63% in fiscal year 2006 compared to 65% in the prior year. A higher gross margin on our high-speed data encryptor helped improve the gross profit percentage in fiscal 2005.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal year 2006 were $1,679,000 as compared to $1,562,000 in fiscal year 2005, an increase of 7%. This increase was attributable to an increase in selling costs of approximately $218,000, offset by a decrease in general and administrative costs of approximately $101,000, during the 2006 fiscal year.

The increase in selling costs was primarily attributable to an increase in bid and proposal and other support efforts of $220,000 and an increase in selling commissions and sales and marketing contracts of $46,000, which were partially offset by a decrease in personnel-related costs of $48,000, resulting from a reorganization of our selling efforts.

General and administrative costs decreased due to a decrease in personnel-related costs of $8,000 and a decrease in travel and insurance costs of $16,000 during the year ended September 30, 2006. Also, consulting services performed during fiscal 2005 amounting to $76,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act were not repeated in fiscal 2006.

Product Development Costs

Product development costs for the fiscal year ended September 30, 2006 were $924,000, compared to $920,000 for fiscal year 2005. This slight net increase was attributable to an increase in outside consulting services of $62,000 and a reduction in billable contract engineering during fiscal 2006, which increased product development costs by approximately $169,000 as personnel were redeployed from billable contract work to non-billable product development work. These increases were partially offset by a decrease in payroll and benefit-related costs of approximately $49,000. They were further offset by a reduction in training costs of $9,000 and a reduction in materials consumed for product development efforts of $30,000. Product development costs also decreased by $135,000 as a result of an increase in engineering expenses allocated to bid and proposal and other sales support efforts.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal 2006, the level of billable engineering services work decreased to $117,000 from $597,000 of revenue for the fiscal year ended September 24, 2005. This revenue was primarily generated under a program with the U.S. government, which was substantially completed in fiscal year 2005.

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

In fiscal 2007, the Company expects to maintain and possibly increase its investment in internal product development. The products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of the DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs, however it may need financial resources, in addition to cash from operations, to fund a major new development program.

Net Loss

The Company incurred a net loss of $94,000 for fiscal year 2006 as compared to net loss of $30,000 for fiscal year 2005, a $64,000 decrease in profits. This decrease in profitability is primarily attributable to the increase in selling costs of 42%, offset by the decrease in general and administrative costs of 10% and a small increase in sales and gross profits during the 2006 fiscal year.

Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 30, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $672,000, or 56%, to $1,871,000 as of September 30, 2006, from a balance of $1,199,000 at September 24, 2005. This increase was primarily attributable to the decrease in accounts receivable of $767,000, offset by an increase in inventory of $57,000 and the net loss from operations of $94,000.

Our results during the 2006 fiscal year were disappointing. Having worked diligently since fiscal 2002 to develop a track record of profits, a loss this year was unexpected. During the third and fourth quarter of this fiscal year, however, we saw a return to profitability, as a result of closing on several significant orders. A major customer in Indonesia with which we established a relationship in 2003 continued to build out their network with purchases in excess of $1 million during the year year. In addition, in the fourth quarter of fiscal 2005 we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2007.

Backlog at September 30, 2006 amounted to approximately $478,000. The orders in backlog are expected to ship during fiscal 2007 depending on customer requirements and product availability.

On November 5, 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”), for a line of credit not to exceed the principal amount of $600,000, and executed a financing promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal year 2006.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of September 30, 2006, the Company had three outstanding standby letters of credit amounting to $233,000, expiring through October 31, 2006. The letters of credit outstanding at September 30, 2006 are secured by the Company’s line of credit facility with the Bank.

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $147,855. Rent expense for the year ended September 30, 2006 was $146,430.

The Company does not anticipate any significant capital expenditures during fiscal 2007.

In fiscal 2007, the Company expects to maintain and possibly increase its investment in internal product development. The products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of the DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs, however it may need financial resources, in addition to cash from operations, to fund a major new development program.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2007. Although we incurred two quarters of losses in fiscal 2006, our profitability during the third and fourth quarter of the year and during the previous 13 of 17 quarters causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the Company commencing with its first fiscal quarter of the 2007 fiscal year. The impact of adopting this new method is expected to be an expense associated with currently unvested stock options of approximately $69,000 in fiscal 2007, $48,000 in fiscal 2008, $37,000 in fiscal 2009, $31,000 in fiscal 2010 and $21,000 in fiscal 2011.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement of Financial Accounting Standards No. 109. “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, that SAB No. 108 will have on its financial statements.

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

Not applicable

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Transactions,” “Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Executive Compensation and Other Information,” “Stock Options,” “Employment Agreements” and “Compensation of Directors” with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Certain Relationships and Related Transactions,” with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

Item 13. EXHIBITS

(1)	Financial Statements The following Consolidated Financial Statements, Notes Thereto and Report of Registered Independent Public Accountants of the Company are filed as part of Part II, Item 7 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated October 25, 2002, between the Company and Domino Realty Trust (incorporated by reference to the Company’s Annual Report for 2003 Form 10-K, filed with the Securities and Exchange Commission on December 23, 2003)

10.7	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

(2)	List of Exhibits (cont’d)

10.8	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004)

21*	List of Subsidiaries of the Company

23*	Consent of Vitale, Caturano and Company Ltd

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption “Fees,” and “Pre-Approval Policies” with respect to our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2006 fiscal year.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 28, 2006
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 28, 2006
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 28, 2006
Mitchell B. Briskin

/s/ Robert T. Lessard	Director	December 28, 2006
Robert T. Lessard

/s/ Thomas E. Peoples	Director	December 28, 2006
Thomas E. Peoples

Technical Communications Corporation

Consolidated Balance Sheets

September 30, 2006 and September 24, 2005

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$1,870,713	$1,199,175
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	206,320	972,912
Inventories	1,504,613	1,448,102
Other current assets	92,298	82,834

Total current assets	3,673,944	3,703,023

Equipment and leasehold improvements	5,077,732	5,063,185
Less accumulated depreciation and amortization	(4,994,339)	(4,964,308)

Equipment and leasehold improvements, net	83,393	98,877

	$3,757,337	$3,801,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,954	$103,959
Accrued liabilities:
Compensation and related expenses	150,836	142,856
Other	262,673	239,378

Total current liabilities	527,463	486,193

Stockholders’ equity
Common stock - par value $.10 per share; authorized 7,000,000 shares, issued and outstanding 1,371,691 and 1,366,257 shares at September 30, 2006 and September 24, 2005, respectively	137,169	136,626
Additional paid-in capital	1,406,700	1,398,902
Retained earnings	1,686,005	1,780,179

Total stockholders’ equity	3,229,874	3,315,707

	$3,757,337	$3,801,900

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Operations

Years Ended September 30, 2006 and September 24, 2005

	2006	2005
Net sales	$3,896,542	$3,721,014
Cost of sales	1,446,739	1,316,146

Gross profit	2,449,803	2,404,868

Operating expenses:
Selling, general and administrative expenses	1,678,534	1,561,812
Product development costs	924,263	920,092

Total operating expenses	2,602,797	2,481,904

Operating loss	(152,994)	(77,036)

Other income (expense)
Investment income	58,561	37,829
Interest expense	(1,541)	(1,317)
Other	1,800	10,910

Total other income	58,820	47,422

Loss before income taxes	(94,174)	(29,614)

Provision for income taxes	—	—

Net loss	$(94,174)	$(29,614)

Net loss per common share
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)
Weighted average shares
Basic	1,369,665	1,356,628
Diluted	1,369,665	1,356,628

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Cash Flows

Years Ended September 30, 2006 and September 24, 2005

	2006	2005
Operating activities:
Net loss	$(94,174)	$(29,614)
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	30,031	45,533
Changes in current assets and current liabilities:
Accounts receivable	766,592	(642,962)
Inventories	(56,511)	(201,810)
Other current assets	(9,464)	95,481
Accounts payable and accrued liabilities	41,270	(258,896)

Cash provided by (used for) operating activities	677,744	(992,268)

Investing activities:
Additions to equipment and leasehold improvements	(14,547)	(67,567)

Cash used for investing activities	(14,547)	(67,567)

Financing activities:
Proceeds from stock issuance	8,341	20,691

Cash provided by financing activities	8,341	20,691

Net increase (decrease) in cash and cash equivalents	671,538	(1,039,144)
Cash and cash equivalents at beginning of year	1,199,175	2,238,319

Cash and cash equivalents at end of year	$1,870,713	$1,199,175

,
Supplemental disclosures:
Interest paid	$1,541	$1,316
Income taxes paid	2,977	21,679

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2006 and September 24, 2005

	2006	2005
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,366,257	1,349,859
Exercise of stock options	5,434	16,398

Ending balance	1,371,691	1,366,257

Common stock at par value:
Beginning balance	$136,626	$134,986
Exercise of stock options	543	1,640

Ending balance	137,169	136,626

Additional paid-in capital:
Beginning balance	1,398,902	1,379,851
Exercise of stock options	7,798	19,051

Ending balance	1,406,700	1,398,902

Retained earnings:
Beginning balance	1,780,179	1,809,793
Net loss	(94,174)	(29,614)

Ending balance	1,686,005	1,780,179

Total stockholders’ equity	$3,229,874	$3,315,707

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

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

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would cause a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2007. We are optimistic about future sales growth and other possible sources of financing, including an increase in our bank line of credit. However, there is no assurance that these further goals can be achieved.

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

Long-lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

If a contract involves the provision of multiple elements and the elements qualify for separation under EITF 00-21, total estimated contract revenue is allocated to each element based on the relative fair value that each provided. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for product revenue.

Notes to Consolidated Financial Statements (continued)

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, revenue is generally recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales.

Stock-Based Compensation

In 2001, the Company adopted the Technical Communications Corporation 2001 Stock Option Plan (the “2001 Plan”) to replace the 1991 Plan (discussed below), which by its terms had expired. The Company reserved 350,000 shares of common stock for issuance under the 2001 Plan to employees, directors and consultants. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In May 2005 the Board of Directors adopted the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan (the “2005 NQSO Plan”). The Company reserved 100,000 shares of common stock for issuance under the 2005 NQSO Plan to employees, directors and consultants. All options granted under the 2005 NQSO Plan shall be non-statutory stock options, or options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant.

In 1992, the Company adopted the Technical Communications Corporation 1991 Stock Option Plan (the “1991 Plan”). The Company allocated 250,000 shares of common stock for issuance to employees at prices not less than the fair market value on the date of grant. In 1997, the Company increased the allocated shares under the 1991 Plan to 350,000. Options under this plan generally expire ten years from the date of grant and are exercisable in cumulative annual increments commencing one year after the date of grant. As of September 30, 2006, there were no shares available for new option grants under the 1991 Plan.

Options available for grant under all plans were 28,000 at September 30, 2006.

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which do not require that options granted to employees at fair market value, be expensed. The Company adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - An Amendment of SFAS No. 123.”

Notes to Consolidated Financial Statements (continued)

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss would have changed to the pro forma amounts indicated below:

	September 30, 2006	September 24, 2005

Net loss, as reported	$(94,174)	$(29,614)
Add: Stock based employee compensation expense included in net income (loss)	—	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(142,627)	(185,498)

Pro forma net loss	$(236,801)	$(215,112)

Basic loss per share
As reported	$(0.07)	$(0.02)
Pro forma	$(0.17)	$(0.16)
Diluted loss per share
As reported	$(0.07)	$(0.02)
Pro forma	$(0.17)	$(0.16)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.875% and 3.96% in 2006 and 2005, respectively; expected life equal to 5 years for each of 2006 and 2005; expected volatility of 157% and 167% in 2006 and 2005, respectively; and an expected dividend yield of 0%.

A summary of the Company’s stock option activity during each of fiscal 2006 and 2005 under the 2005 NQSO Plan, the 2001 Plan and the 1991 Plan is as follows:

	September 30,		September 24,
	2006		2005
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Options outstanding, beginning of year	579,543	$3.29	609,043	$3.27
Options granted	61,500	$3.50	21,000	$3.00
Options exercised	(5,434)	$1.54	(16,398)	$1.26
Options forfeited	(8,375)	$5.51	(34,102)	$3.29

Options outstanding, end of year	627,234	$3.29	579,543	$3.29

Options exercisable	533,945	$3.27	522,143	$3.28
Weighted average fair value per share of options granted during the year		$3.50		$3.00

Notes to Consolidated Financial Statements (continued)

The following summarizes certain data for options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number of Shares	Exercise Price	Remaining Contractual Life	Number of Shares	Exercise Price
$ 0.01 - $ 1.00	168,034	$0.96	6.0	168,034	$0.96
$ 1.01 - $ 2.00	6,200	$1.20	1.3	6,200	$1.20
$ 2.01 - $ 3.00	68,200	$2.56	6.4	50,180	$2.42
$ 3.01 - $ 4.00	292,800	$3.72	5.8	217,531	$3.77
$ 4.01 - $ 5.00	22,000	$4.96	1.6	22,000	$4.96
$ 5.01 - $ 10.00	58,000	$6.64	1.3	58,000	$6.64
$ 10.01 - $ 15.00	12,000	$11.85	0.6	12,000	$11.85

	627,234	$3.29	5.2	533,945	$3.27

Reclassification

Certain reclassifications have been made to the consolidated financial statements for fiscal 2005 to conform with the fiscal year 2006 presentation.

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

Notes to Consolidated Financial Statements (continued)

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2006 ended on September 30, 2006 and included 53 weeks. The fiscal year 2005 ended on September 24, 2005, and included 52 weeks.

Comprehensive Income

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company reports and displays comprehensive income and its components. In general, comprehensive income combines net income and “other comprehensive income.” There were no “other comprehensive income” items during fiscal year 2006 or 2005.

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

Newly Issued Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) is effective for the Company commencing with its first fiscal quarter of the 2007 fiscal year. The impact of adopting this new method is expected to be an expense associated with currently unvested stock options of approximately $69,000 in fiscal 2007, $48,000 in fiscal 2008, $37,000 in fiscal 2009, $31,000 in fiscal 2010 and $21,000 in fiscal 2011.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement of Financial Accounting Standards No. 109. “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years still existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, that SAB No. 108 will have on its financial statements.

Notes to Consolidated Financial Statements (continued)

(3)	Loss Per Share

In accordance with SFAS No. 128, basic and diluted EPS were calculated as follows:

	September 30,	September 24,
	2006	2005
Net Loss	$(94,174)	$(29,614)

Average Shares Outstanding - Basic	1,369,665	1,356,628
Dilutive effect of stock options	—	—

Weighted Average Shares - Diluted	1,369,665	1,356,628

Basic Loss Per Share	$(0.07)	$(0.02)
Diluted Loss Per Share	$(0.07)	$(0.02)

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because they were anti-dilutive, were as follows: 627,234 in fiscal year 2006 and 579,543 in fiscal year 2005.

(4)	Inventories

Inventories consist of the following:

	September 30,	September 24,
	2006	2005
Finished goods	$62,773	$79,474
Work in process	481,226	438,816
Raw materials and supplies	960,614	929,812

Total inventories	$1,504,613	$1,448,102

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 30, 2006	September 24, 2005	Estimated Useful Life

Engineering and manufacturing equipment	$2,591,913	$2,585,942	3-8 years
Demonstration equipment	848,083	848,083	3 years
Furniture and fixtures	1,203,520	1,194,944	3-8 years
Leasehold improvements	434,216	434,216	Lesser of useful life or term of lease

Total equipment and leasehold improvements	5,077,732	5,063,185
Less accumulated depreciation and amortization	(4,994,339)	(4,964,308)

Equipment and leasehold improvements, net	$83,393	$98,877

Notes to Consolidated Financial Statements (continued)

(6)	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2006	September 24, 2005

Product warranty costs	$48,865	$41,599
Professional service fees	58,069	46,341
Annual report and investor relations fees	15,836	12,771
Customer support agreements and commissions	83,581	30,912
Customer deposits	51,540	103,539
Other	4,782	4,216

Total other accrued liabilities	$262,673	$239,378

(7)	Leases

On January 1, 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two years through December 31, 2007, at an annual rate of $147,855. Rent expense for the years ended September 30, 2006 and September 24, 2005 were $146,430 and $142,000, respectively.

(8)	Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 30, 2006	September 24, 2005

Beginning Balance	$41,599	$42,849
Plus: accruals related to new sales	37,615	31,000
Less: payments and adjustments to prior period accruals	(30,349)	(32,250)

Ending Balance	$48,865	$41,599

(9)	Income Taxes

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 30, 2006	September 24, 2005

Tax benefit at U.S. statutory rate	$(32,019)	$(10,070)
State income tax benefit, net of federal benefit	(5,905)	(1,857)
Increase in valuation allowance	37,924	11,927

Total provision (benefit)	$—	$—

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 30, 2006	September 24, 2005

NOL Carryforward	$2,165,567	$2,472,430
Inventory differences	1,139,728	1,131,422
Goodwill	75,327	95,870
Warranty accruals	19,678	16,752
Payroll related accruals	27,686	40,379
Tax credits	171,289	45,134
Other	140,075	134,771

Total	3,739,350	3,936,758
Less: valuation allowance	(3,739,350)	(3,936,758)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $197,408 and $8,890 in fiscal years 2006 and 2005, respectively.

As of September 30, 2006, the Company had available tax loss carryforwards for federal income tax purposes of approximately $6,053,000, expiring through 2025. The Company also had available tax loss carryfowards for state income tax purposes of approximately $1,526,000, expiring through 2010.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2006 or 2005. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $23,901 and $25,056 in fiscal years 2006 and 2005, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. No bonuses were earned or accrued under the plan in fiscal years 2006 or 2005.

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

Notes to Consolidated Financial Statements (continued)

On November 5, 2004, the Company entered into a line of credit agreement with Bank of America, formerly Fleet National Bank (the “Bank”), for a line of credit not to exceed the principal amount of $600,000, and executed a promissory note with respect thereto. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during fiscal year 2006.

At September 30, 2006 and September 24, 2005, the Company was contingently liable under open standby letters of credit totaling $233,263 and $154,000, respectively. These letters of credit were issued in the ordinary course of business to secure bid bonds and the Company’s performance under contracts with its customers. The letters of credit outstanding at September 30, 2006 are secured by the Company’s line of credit facility with the Bank and expire as provided for in the contracts, unless exercised or renewed. To date, no letters of credit have been drawn down. The Company does not expect to incur any loss associated with these letters of credit.

As of September 30, 2006, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions and the fact that the majority of its foreign trade receivables are secured by letters of credit or foreign credit insurance.

(12)	Major Customers and Export Sales

In fiscal year 2006, the Company had four customers representing 59% (26%, 11%, 11%, and 11%) of total net sales and at September 30, 2006 had two customers representing 87% (53% and 34%) of accounts receivable. In fiscal year 2005, the Company had four customers representing 66% (25%, 20%, 11% and 10%) of total net sales and at September 24, 2005 had one customer representing 90% of accounts receivable.

A breakdown of net sales is as follows:

	September 30, 2006	September 24, 2005

Domestic	$1,332,583	$1,557,459
Foreign	2,563,959	2,163,555

Total Sales	$3,896,542	$3,721,014

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 30, 2006	September 24, 2005

North America, excluding the U.S.	0.3%	0.8%
Central and South America	31.1%	1.8%
Europe	5.4%	9.3%
Mid-East and Africa	19.9%	68.1%
Far East	43.3%	20.0%

The Company sold products to 18 different countries during the year ended September 30, 2006 and 21 different countries during the year ended September 24, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 30, 2006	September 24, 2005

Indonesia	39.6%	18.4%
Morocco	16.5%	17.2%
Venezuela	16.7%	0.1%
Colombia	14.3%	0.5%
Egypt	0.2%	43.5%
Other	12.7%	20.3%

Notes to Consolidated Financial Statements (continued)

(13)	Shareholder Rights Plan

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

Selected Quarterly Financial Data (Unaudited)

For the fiscal years ended September 30, 2006 and September 24, 2005:

Fiscal Year 2006	First Quarter December 24, 2005	Second Quarter March 25, 2006	Third Quarter June 24, 2006	Fourth Quarter September 30, 2006

Net sales	$913,670	$1,004,856	$1,133,419	$844,597
Gross profit	542,241	589,492	676,712	641,358
Net income (loss)	(103,638)	(159,405)	114,396	54,473

Net income (loss) per share
Basic	$(0.08)	$(0.12)	$0.08	$0.04
Diluted	$(0.08)	$(0.12)	$0.07	$0.04

Fiscal Year 2005	First Quarter December 25, 2004	Second Quarter March 26, 2005	Third Quarter June 25, 2005	Fourth Quarter September 24, 2005

Net sales	$1,186,584	$555,023	$751,377	$1,228,030
Gross profit	812,784	237,801	484,307	869,976
Net income (loss)	117,734	(436,807)	(59,876)	349,335

Net income per share
Basic	$0.09	$(0.32)	$(0.04)	$0.26
Diluted	$0.07	$(0.32)	$(0.04)	$0.23

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Technical Communications Corporation:

We have audited the accompanying balance sheets of Technical Communications Corporation and subsidiaries as of September 30, 2006 and September 24, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries at September 30, 2006 and September 24, 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
October 31, 2006