Form 10QSB
period 2006-12-30
TECHNICAL COMMUNICATIONS CORP
filed 2007-02-13
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of February 9, 2007: 1,376,835

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Item 1.	Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 30, 2006	September 30, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,624,353	$1,870,713
Accounts receivable - trade, less allowance for doubtful accounts of $70,000	272,246	206,320
Inventories	1,609,406	1,504,613
Other current assets	85,532	92,298

Total current assets	3,591,537	3,673,944

Equipment and leasehold improvements	5,102,786	5,077,732
Less: accumulated depreciation and amortization	(5,001,533)	(4,994,339)

Equipment and leasehold improvements, net	101,253	83,393

Total Assets	$3,692,790	$3,757,337

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$157,188	$113,954
Accrued liabilities
Accrued compensation and related expenses	159,642	150,836
Accrued expenses	234,504	262,673

Total current liabilities	551,334	527,463

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,373,063 shares issued and outstanding at December 30, 2006 and 1,371,691 shares issued and outstanding at September 30, 2006	137,306	137,169
Additional paid-in capital	1,435,195	1,406,700
Retained earnings	1,568,955	1,686,005

Total stockholders’ equity	3,141,456	3,229,874

Total Liabilities and Stockholders’ Equity	$3,692,790	$3,757,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 30, 2006	December 24, 2005
Net sales	$761,660	$913,670
Cost of sales	228,832	371,429

Gross profit	532,828	542,241

Operating expenses:
Selling, general and administrative expenses	451,836	440,332
Product development costs	218,792	213,290

Total operating expenses	670,628	653,622

Operating loss	(137,800)	(111,381)

Other income (expense):
Interest income	21,062	8,010
Interest expense	(312)	(717)
Other	—	450

Total other income:	20,750	7,743

Loss before provision for income taxes	(117,050)	(103,638)

Provision for income taxes	—	—

Net loss	$(117,050)	$(103,638)

Net loss per common share:
Basic	$(0.09)	$(0.08)
Diluted	$(0.09)	$(0.08)

Weighted average shares:
Basic	1,372,151	1,366,711
Diluted	1,372,151	1,366,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 30, 2006	December 24, 2005
Operating Activities:
Net loss	$(117,050)	$(103,638)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,194	8,731
Stock-based compensation	26,394	—

Changes in assets and liabilities:
Accounts receivable	(65,926)	(395,970)
Inventories	(104,793)	148,380
Other current assets	6,766	1,093
Accounts payable and other accrued liabilities	23,871	(111,616)

Net cash used in operating activities	(223,544)	(453,020)

Investing Activities:
Additions to equipment and leasehold improvements	(25,054)	(3,528)

Net cash used in investing activities	(25,054)	(3,528)

Financing Activities:
Proceeds from stock issuance	2,238	792

Net cash provided by financing activities	2,238	792

Net decrease in cash and cash equivalents	(246,360)	(455,756)

Cash and cash equivalents at beginning of the period	1,870,713	1,199,175

Cash and cash equivalents at the end of the period	$1,624,353	$743,419

Supplemental Disclosures:

Interest paid	$312	$717
Income taxes paid	—	2,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2007.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2007. Although we incurred a loss in the first quarter of fiscal 2007 and in fiscal 2006, our profitability during the third and fourth quarters of fiscal year 2006 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

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

Stock-Based Compensation

Effective October 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and related interpretations (“SFAS No. 123R”) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R established the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

Prior to the adoption of SFAS No. 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (APB No. 25). We also provided the disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS No. 148”). As a result, no expense was reflected in net income for the three months ended December 24, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The table below reflects our pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

December 24, 2005
3 months
(unaudited)
Net income (loss), as reported	$(103,638)
Add: Stock-based employee compensation expense included in net income (loss)	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(37,288)

Pro forma net income (loss)	$(140,926)

Basic loss per share
As reported	$(0.08)
Pro forma	$(0.10)

Diluted loss per share
As reported	$(0.08)
Pro forma	$(0.10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	December 30, 2006	December 24, 2005
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	4.58%	4.375%
Stock volatility	154%	165%
Dividend yield	-0-	-0-

We recorded $26,394 of expense related to stock-based compensation in the three months ended December 30, 2006. There were no options granted during the three months ended December 30, 2006.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

Three Months Ended December 30, 2006
Cost of sales	$1,715
Selling, general and administrative	17,252
Product development costs	7,427

Total share-based compensation expense before tax	$26,394

As of December 30, 2006, there was approximately $180,576 of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately 5 years.

The Company has various stock option plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of December 30, 2006: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were 850,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant. As of December 30, 2006, there were no shares available for new option grants under the 1991 Plan and there were shares available for grant under the 2001 Stock Option plan and 2005 Non-statutory Stock Option Plan of 78,000. Shares issued as a result of stock option exercises will be funded through treasury stock or through the issuance of new shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following tables summarize stock option activity during the first three months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding at October 1, 2006	627,234	$3.30
Grants	—
Exercises	(1,000)
Cancellations	—

Outstanding at December 30, 2006	626,234	$3.30	$4.97

Information related to the stock options outstanding as of December 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 0.01 - $ 1.00	168,034	5.73	$0.95	168,034	$0.95
$ 1.01 - $ 2.00	5,200	1.26	1.20	5,200	1.20
$ 2.01 - $ 3.00	68,200	6.11	2.56	53,120	2.44
$ 3.01 - $ 4.00	292,800	5.58	3.72	217,531	3.77
$ 4.01 - $ 5.00	22,000	1.34	4.95	22,000	4.95
$ 5.01 - $10.00	58,000	1.03	6.64	58,000	6.64
$10.01 - $15.00	12,000	0.33	11.85	12,000	11.85

	626,234	4.97	$3.30	535,885	$3.27

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 30, 2006 was $295,485. The intrinsic value of the options exercised during the three months ended December 30, 2006 was $1,182. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.7 million as of December 30, 2006 and September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial condition and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Because we sell products into foreign countries with the assistance of local representatives, the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

Newly Issued Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is evaluating which transition method it will use for calculating its APIC pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS 123(R) will be used.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.

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

NOTE 2. Inventories

Inventories consisted of the following:

	December 30, 2006	September 30, 2006
	(unaudited)
Finished Goods	$3,633	$62,773
Work in Process	379,977	481,226
Raw Materials	1,225,796	960,614

	$1,609,406	$1,504,613

NOTE 3. Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted loss per share were calculated as follows (unaudited):

	December 30, 2006 3 months	December 24, 2005 3 months
Net loss	$(117,050)	$(103,638)

Average shares outstanding – basic	1,372,151	1,366,711
Dilutive effect of stock options	—	—

Weighted average shares - diluted	1,372,151	1,366,711

Basic loss per share	$(0.09)	$(0.08)
Diluted loss per share	$(0.09)	$(0.08)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Outstanding potentially dilutive stock options, which were not included in the loss per share calculations, as their inclusion would have been anti-dilutive, were 626,234 at December 30, 2006 and 589,743 at December 24, 2005.

NOTE 4. Major Customers and Export Sales

During the quarter ended December 30, 2006, the Company had four customers that represented 71% (27%, 16%, 15% and 13%, respectively) of net sales as compared to the same period in fiscal 2006 where four customers represented 77% (30%, 20%, 17% and 10%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	December 30, 2006	December 24, 2005
	(unaudited)	(unaudited)
Domestic	$377,171	$372,117
Foreign	384,489	541,553

Total sales	$761,660	$913,670

The Company sold products into 11 countries during the quarter ended December 30, 2006 and 13 countries during the quarter ended December 24, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	December 30, 2006	December 24, 2005
	(unaudited)	(unaudited)
Indonesia	31.1%	50.9%
Sweden	25.6%	—
Bahrain	18.5%	—
Italy	14.5%	2.0%
Colombia	0.2%	34.1%
Other	10.1%	13.0%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	December 30, 2006	December 24, 2005
	(unaudited)	(unaudited)
North America (excluding the U.S.)	—	—
Central and South America	0.2%	34.1%
Europe	44.0%	7.9%
Mid-East and Africa	24.7%	7.1%
Far East	31.1%	50.9%

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

Critical Accounting and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Results of Operations

Three Months ended December 30, 2006 as compared to the Three Months ended December 24, 2005

Net Sales

Net sales for the quarter ended December 30, 2006 were $762,000, as compared to $914,000 for the quarter ended December 24, 2005, a 17% decrease. Sales for the first quarter of fiscal 2007 consisted of $377,000, or 50%, from domestic sources and $385,000, or 50%, from international customers as compared to the same period in fiscal 2006, during which sales consisted of $372,000, or 41%, from domestic sources and $542,000, or 59%, from international customers.

Foreign sales consisted of shipments to 11 different countries during the quarter ended December 30, 2006 and 13 different countries during the quarter ended December 24, 2005. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country, during the first fiscal quarters of 2007 and 2006:

	2007	2006
Indonesia	$120,000	$276,000
Sweden	99,000	—
Bahrain	71,000	—
Italy	56,000	11,000
Colombia	1,000	184,000
Other	38,000	71,000

	$385,000	$542,000

Revenue for the first quarter of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to a U. S. customer amounting to $207,000 and a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000. We also sold $112,000 worth of integrated circuit chips to a domestic customer and $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. Additional sales included an order from a customer in Bahrain for our Fax Encryptors amounting to $71,000.

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

Gross Profit

Gross profit for the first quarter of fiscal 2007 was $533,000 as compared to gross profit of $542,000 for the same period of fiscal 2006, a decrease of 2%. Gross profit expressed as a percentage of sales was 70% for the first quarter of fiscal 2007 as compared to 59% for the same period in fiscal 2006. The increase in gross profit as a percentage of sales was primarily associated with several sales of higher margin products in the first quarter of fiscal 2007.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2007 were $452,000, as compared to $440,000 for the same quarter in fiscal 2006. This increase of 3% was attributable to an increase in selling and marketing expenses of $12,000.

The increase in selling costs was primarily attributable to an increase in bid and proposal efforts as compared to the same period in fiscal 2006 of $66,000 and offset by a decrease in commissions and third party sales and marketing contracts of $58,000.

General and administrative costs remained the same, however an increase due to the recognition of stock based compensation expense of $16,000 during the first quarter of 2007 was offset by a decrease in other personnel-related costs of $16,000.

Product Development Costs

Product development costs for the quarter ended December 30, 2006 were $219,000, compared to $213,000 for the quarter ended December 24, 2005. This increase was primarily attributable to a reduction in billable contract engineering during the first quarter of fiscal 2007, which increased product development costs by approximately $35,000 as personnel were redeployed from billable contract work to internal product development efforts. The increase was also attributable to an increase in personnel-related costs and outside consulting services of approximately $24,000, including stock based-compensation expense of $7,000 during the quarter ended December 30, 2006. This increase was partially offset by a decrease of $60,000 as a result of an increase in the amount of engineering expenses allocated to bid and proposal and other sales support efforts during the quarter.

Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services work performed during the first quarter of fiscal 2007 and $88,000 for the first quarter of fiscal 2006.

Net Income

The Company’s net loss was $117,000 for the first quarter of fiscal 2007, as compared to a net loss of $104,000 for the same period of fiscal 2006. This increase in net loss is primarily attributable to a 3% increase in operating expenses, offset by a 163% increase in interest income. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 30, 2006, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $246,000, or 13%, to $1,624,000 as of December 30, 2006, from a balance of $1,871,000 at September 30, 2006. This decrease was attributable in part to a net loss for the period of $117,000 and increases in accounts receivable and inventory of $66,000 and $105,000, respectively.

Our results during the first fiscal quarter of 2007 and in the 2006 fiscal year were disappointing. Having worked diligently since fiscal 2002 to develop a track record of profits, these losses were unexpected. In the fourth quarter of fiscal 2005, we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2007.

Backlog at December 30, 2006 amounted to approximately $40,000. The orders in backlog are expected to ship during fiscal 2007, although actual shipments will depend on customer requirements and product availability.

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

Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of December 30, 2006, the Company had no outstanding standby letters of credit. Any letters of credit outstanding would be secured by the Company’s line of credit facility with the Bank.

In January 2003, the Company entered into an operating lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. In June 2005, the Company exercised its option to extend the lease for two more years through December 31, 2007, at an annual rate of $148,000. Rent expense for the three months ended December 30, 2006 was $37,000.

The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2007.

In fiscal 2007, the Company expects to maintain and possibly increase its investment in internal product development. We anticipate that the products comprising TCC’s Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that TCC’s CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC also plans to continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however, we may need financial resources, in addition to cash from operations, to fund a major new development program.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the

Company through the end of fiscal year 2007. Although we incurred a loss in the first quarter of fiscal 2007 and in fiscal 2006, our profitability during the third and fourth quarters of fiscal year 2006 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 12, 2007	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 12, 2007	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer