Form 10QSB
period 2007-03-31
TECHNICAL COMMUNICATIONS CORP
filed 2007-05-15
CIK 96699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Number of shares of Common Stock, $.10 par value, outstanding as of May 11, 2007: 1,378,735
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Item 1. Financial Statements
TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2007	September 30, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,980,396	$1,870,713
Accounts receivable — trade, less allowance for doubtful accounts of $70,000	247,682	206,320
Inventories	1,670,430	1,504,613
Other current assets	63,241	92,298

Total current assets	3,961,749	3,673,944

Equipment and leasehold improvements	5,108,464	5,077,732
Less: accumulated depreciation and amortization	(5,009,333)	(4,994,339)

Equipment and leasehold improvements, net	99,131	83,393

Total Assets	$4,060,880	$3,757,337

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$136,580	$113,954
Accrued liabilities
Accrued compensation and related expenses	259,131	150,836
Accrued expenses	183,857	262,673

Total current liabilities	579,568	527,463

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,377,067 shares issued and outstanding at March 31, 2007 and 1,371,691 shares issued and outstanding at September 30, 2006	137,707	137,169
Additional paid-in capital	1,462,516	1,406,700
Retained earnings	1,881,089	1,686,005

Total stockholders’ equity	3,481,312	3,229,874

Total Liabilities and Stockholders’ Equity	$4,060,880	$3,757,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2007	March 25, 2006

Net sales	$1,288,150	$1,004,856
Cost of sales	319,015	415,364

Gross profit	969,135	589,492

Operating expenses:
Selling, general and administrative expenses	408,337	425,380
Product development costs	268,153	334,532

Total operating expenses	676,490	759,912

Operating income (loss)	292,645	(170,420)

Other income (expense):
Interest income	19,801	10,315
Interest expense	(312)	(200)
Other	—	900

Total other income:	19,489	11,015

Net income (loss) before provision for income taxes	312,134	(159,405)

Provision for income taxes	—	—

Net income (loss)	$312,134	$(159,405)

Net income (loss) per common share:
Basic	$0.23	$(0.12)
Diluted	$0.20	$(0.12)

Weighted average shares:
Basic	1,375,505	1,368,912
Diluted	1,534,338	1,368,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	March 31, 2007	March 25, 2006

Net sales	$2,049,810	$1,918,526
Cost of sales	547,847	786,793

Gross profit	1,501,963	1,131,733

Operating expenses:
Selling, general and administrative expenses	860,173	865,712
Product development costs	486,945	547,822

Total operating expenses	1,347,118	1,413,534

Operating income (loss)	154,845	(281,801)

Other income (expense):
Interest income	40,863	18,325
Interest expense	(624)	(917)
Other	—	1,350

Total other income:	40,239	18,758

Net income (loss) before provision for income taxes	195,084	(263,043)

Provision for income taxes	—	—

Net income (loss)	$195,084	$(263,043)

Net income (loss) per common share:
Basic	$0.14	$(0.19)
Diluted	$0.13	$(0.19)

Weighted average shares:
Basic	1,373,828	1,367,811
Diluted	1,527,610	1,367,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31, 2007	March 25, 2006

Operating Activities:
Net income (loss)	$195,084	$(263,043)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,994	17,631
Stock-based compensation	49,763	—

Changes in assets and liabilities:
Accounts receivable	(41,362)	859,097
Inventories	(165,817)	247,270
Other current assets	29,057	5,035
Accounts payable and other accrued liabilities	52,105	237,927

Net cash provided by operating activities	133,824	1,103,917

Investing Activities:
Additions to equipment and leasehold improvements	(30,732)	(6,866)

Net cash used in investing activities	(30,732)	(6,866)

Financing Activities:
Proceeds from stock issuance	6,591	7,549

Net cash provided by financing activities	6,591	7,549

Net increase in cash and cash equivalents	109,683	1,104,600

Cash and cash equivalents at beginning of the period	1,870,713	1,199,175

Cash and cash equivalents at the end of the period	$1,980,396	$2,303,775

Supplemental Disclosures:

Interest paid	$416	$917
Income taxes paid	—	2,650
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
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2007. Our profitability during the second quarter and six months ended March 31, 2007 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.
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
On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, receivable reserves, inventory reserves and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Inventory
The Company values inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. A review is periodically performed of inventory quantities on hand and the Company records a provision for excess and/or obsolete inventory based primarily on the estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain products, demand and usage for these products and materials can fluctuate significantly. A significant decrease in demand for these products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, the Company’s industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant negative impact on the value of inventory and would reduce our reported operating results.

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
Stock-Based Compensation
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and related interpretations (“SFAS No. 123R”) using the modified prospective method and accordingly has not restated prior period results. SFAS No. 123R established the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company also provided the disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS No. 148”). As a result, no expense was reflected in net income for the six months ended March 25, 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

	March 25, 2006
	(unaudited)
	3 months	6 months

Net loss, as reported	$(159,405)	$(263,043)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(24,263)	(61,551)

Pro forma net loss	$(183,668)	$(324,594)

Basic loss per share
As reported	$(0.12)	$(0.19)
Pro forma	$(0.13)	$(0.24)

Diluted loss per share
As reported	$(0.12)	$(0.19)
Pro forma	$(0.13)	$(0.24)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Upon adoption of SFAS No. 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	March 31, 2007	March 25, 2006
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	4.625%	4.375%
Stock volatility	150%	164%
Dividend yield	-0-	-0-
There were 10,000 options granted during the three months ended March 31, 2007. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income for the periods ended March 31, 2007:

	Three months	Six Months

Cost of sales	$1,675	$3,390
Selling, general and administrative	14,416	31,669
Product development costs	7,277	14,704

Total share-based compensation expense before tax	$23,368	$49,763

As of March 31, 2007, there was approximately $186,228 of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of March 31, 2007: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were 850,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant. As of March 31, 2007, there were no shares available for new option grants under the 1991 Plan and there were 5,000 and 63,000 shares available for grant under the 2001 Stock Option Plan and 2005 Non-Statutory Stock Option Plan, respectively. Shares issued as a result of stock option exercises will be funded through treasury stock or through the issuance of new shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following tables summarize stock option activity during the first six months of fiscal year 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life
Outstanding at October 1, 2006	627,234	$3.29
Grants	10,000
Exercises	(5,000)
Cancellations	—

Outstanding at March 31, 2007	632,234	$3.32	4.84

Information related to the stock options outstanding as of March 31, 2007 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $ 1.00	167,034	5.51	$0.96	167,034	$0.96
$1.01 - $ 2.00	2,200	2.62	1.23	2,200	1.23
$2.01 - $ 3.00	68,200	5.86	2.56	53,120	2.44
$3.01 - $ 4.00	302,800	5.48	3.73	257,700	3.75
$4.01 - $ 5.00	22,000	1.10	4.95	22,000	4.95
$5.01 - $10.00	58,000	0.79	6.64	58,000	6.64
$10.01 - $15.00	12,000	0.09	11.85	12,000	11.85

	632,234	4.84	$3.32	572,054	$3.30

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2007 was $292,144. The intrinsic value of the options exercised during the six months ended March 31, 2007 was $5,538. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
Accounting for Income Taxes
The preparation of our consolidated financial statements requires an estimate of income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against our deferred tax assets of $3.7 million as of March 31, 2007 and September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates the Company may need to adjust its valuation allowance, which could materially impact its financial condition and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Because the Company sells products into foreign countries with the assistance of local representatives, it has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.
Newly Issued Pronouncements
In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company is evaluating which transition method it will use for calculating its APIC pool. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS N0. 123(R) will be used.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.
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
NOTE 2. Inventories
Inventories consisted of the following:

	March 31, 2007	September 30, 2006
	(unaudited)
Finished Goods	$3,849	$62,773
Work in Process	560,928	481,226
Raw Materials	1,105,653	960,614

	$1,670,430	$1,504,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 3. Earnings (Loss) Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings (loss) per share were calculated as follows (unaudited):

	March 31, 2007		March 25, 2006
	3 months	6 months	3 months	6 months

Net income (loss)	$312,134	$195,084	$(159,405)	$(263,043)

Weighted average shares — basic	1,375,505	1,373,828	1,368,912	1,367,811
Dilutive effect of stock options	158,833	153,782	—	—

Weighted average shares — diluted	1,534,338	1,527,610	1,368,912	1,367,811

Basic income (loss) per share	$0.23	$0.14	$(0.12)	$(0.19)
Diluted income (loss) per share	$0.20	$0.13	$(0.12)	$(0.19)
Outstanding potentially dilutive stock options, which were not included in the earnings (loss) per share calculations, as their inclusion would have been anti-dilutive, were 327,036 at March 31, 2007 and 581,909 at March 25, 2006.
NOTE 4. Major Customers and Export Sales
During the quarter ended March 31, 2007, the Company had three customers that represented 98% (48%, 26% and 24%, respectively) of net sales as compared to the same period in fiscal 2006 where four customers represented 73% (41%, 11%, 11% and 10%, respectively) of net sales. During the six months ended March 31, 2007, the Company had three customers that represented 77% (40%, 22% and 15%, respectively) of net sales as compared to the same period in fiscal 2006 where two customers represented 42% (22%, and 20%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 31, 2007		March 25, 2006
	3 months	6 months	3 months	6 months

Domestic	$1,272,410	$1,649,581	$223,106	$595,223
Foreign	15,740	400,229	781,750	1,323,303

Total sales	$1,288,150	$2,049,810	$1,004,856	$1,918,526

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The Company sold products into 13 countries during the six months ended March 31, 2007 and 16 countries during the six months ended March 25, 2006. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	March 31, 2007		March 25, 2006
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
Indonesia	(19.1)%	29.1%	12.9%	28.5%
Sweden	—	24.6%	—	—
Bahrain	—	17.7%	—	—
Italy	—	14.0%	1.7%	1.8%
Morocco	44.2%	2.8%	52.8%	32.1%
Tunisia	29.8%	1.2%	—	0.3%
Slovakia	26.3%	4.7%	—	2.2%
Austria	10.2%	0.4%	1.2%	0.8%
Venezuela	—	—	14.2%	8.2%
India	—	—	12.4%	7.3%
Colombia	—	0.2%	—	13.9%
Other	8.6%	5.3%	4.8%	4.9%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 31, 2007		March 25, 2006
	3 months	6 months	3 months	6 months
	(unaudited)		(unaudited)
North America (excluding the U.S.)	—	—	—	—
Central and South America	—	0.2%	14.2%	22.4%
Europe	36.4%	43.7%	2.9%	4.9%
Mid-East and Africa	82.6%	27.0%	57.6%	36.9%
Far East	(19.0)%	29.1%	25.3%	35.8%

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Form 10-QSB for the quarter ended December 30, 2006 and its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
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

Results of Operations
Three Months ended March 31, 2007 as compared to the Three Months ended March 25, 2006
Net Sales
Net sales for the quarter ended March 31, 2007 were $1,288,000, as compared to $1,005,000 for the quarter ended March 25, 2006, a 28% increase. Sales for the second quarter of fiscal 2007 consisted of $1,272,000, or 99%, from domestic sources and $16,000, or 1%, from international customers as compared to the same period in fiscal 2006, during which sales consisted of $223,000, or 22%, from domestic sources and $782,000, or 78%, from international customers.
Foreign sales consisted of shipments to five different countries during the quarter ended March 31, 2007 and seven different countries during the quarter ended March 25, 2006. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country, during the second fiscal quarters of 2007 and 2006:

	2007	2006
Morocco	$7,000	$413,000
Indonesia	—	101,000
Venezuela	—	111,000
India	—	97,000
Other	9,000	60,000

	$16,000	$782,000

Revenue for the second quarter of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to two U. S. customers amounting to $613,000 and $308,000, respectively. We also generated $337,500 in revenue as a result of a license agreement with a large domestic radio manufacturer.
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
Gross Profit
Gross profit for the second quarter of fiscal 2007 was $969,000 as compared to gross profit of $589,000 for the same period of fiscal 2006, an increase of 64%. Gross profit expressed as a percentage of sales was 75% for the second quarter of fiscal 2007 as compared to 59% for the same period in fiscal 2006. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from a license agreement with a domestic radio manufacturer in the second quarter of fiscal 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of fiscal 2007 were $408,000, as compared to $425,000 for the same quarter in fiscal 2006. This decrease of 4% was attributable to a decrease in selling and marketing expenses of $33,000 partially offset by an increase in general and administrative expenses of $17,000.
The decrease in selling costs was primarily attributable to a decrease in commissions and third party sales and marketing contracts of $72,000, offset by an increase in bid and proposal efforts of $21,000, an increase in personnel-related costs of $7,000 and increases in travel and promotional expenses of $9,000 as compared to the same period in fiscal 2006.
The increase in general and administrative costs was primarily attributable to the recognition of stock based compensation expense of $13,000 during the second quarter of 2007 and an increase in travel expenses of $6,000, which was offset by a decrease in personnel-related costs of $8,000.
Product Development Costs
Product development costs for the quarter ended March 31, 2007 were $268,000, compared to $335,000 for the quarter ended March 25, 2006, a decrease of $67,000 or 20%. This decrease was primarily attributable to a decrease in outside consulting services of approximately $45,000, and an increase in the amount of engineering expenses charged to bid and proposal and other sales support efforts rather than product development costs during the quarter of $55,000. In addition there was an increase in billable contract engineering during the second quarter of fiscal 2007, which decreased product development costs by approximately $7,000 as personnel were redeployed from internal product development efforts to billable contract work. This decrease was partially offset by an increase in personnel-related costs of $45,000, including stock based-compensation expense of $7,000 during the quarter ended March 31, 2007.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $13,000 of billable engineering services work performed during the second quarter of fiscal 2007 and none during the same period of fiscal 2006.
Net Income
The Company’s net income was $312,000 for the second quarter of fiscal 2007, as compared to a net loss of $(159,000) for the same period of fiscal 2006. This increase in income is primarily attributable to a 28% increase in sales and 11% decrease in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 31, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended March 31, 2007 as compared to the Six Months ended March 25, 2006
Net Sales
Net sales for the six months ended March 31, 2007 were $2,050,000, as compared to $1,919,000 for the six months ended March 25, 2006, a 7% increase. Sales for the first six months of fiscal 2007 consisted of $1,650,000, or 80%, from domestic sources and $400,000, or 20%, from international customers as compared to the same period in fiscal 2006, during which sales consisted of $595,000, or 31%, from domestic sources and $1,323,000, or 69%, from international customers.
Foreign sales consisted of shipments to 13 different countries during the six months ended March 31, 2007 and 16 different countries during the six months ended March 25, 2006. A sale is attributed to a foreign country based on the location of the contracting party. The table below summarizes our principal foreign sales by country, during the first six months of fiscal 2007 and 2006:

	2007	2006
Indonesia	$117,000	$377,000
Sweden	99,000	—
Bahrain	71,000	—
Italy	56,000	24,000
Morocco	11,000	424,000
Venezuela	—	108,000
Colombia	1,000	184,000
Other	45,000	206,000

	$400,000	$1,323,000

Revenue for the first six months of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to two U. S. customers amounting to $820,000 and $308,000, respectively, and a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000. Additional sales included an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. We also generated $337,500 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $112,000 worth of integrated circuit chips.
Revenue for the first six months of fiscal 2006 was primarily derived from the sale of our narrowband radio encryptors for use by a Moroccan customer amounting to $413,000, a sale to a customer in Colombia amounting to $182,000 and a sale to a customer in Venezuela amounting to $111,000. In addition, there were sales of these radio encryptors to two domestic customers totaling $206,000. We also sold our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $377,000 and our high speed bulk encryptors to a customer in India amounting to $97,000. We also sold our executive secure telephones to four domestic customers amounting to $93,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the first six months of fiscal 2006 amounted to $88,000.
Gross Profit
Gross profit for the first six months of fiscal 2007 was $1,502,000 as compared to gross profit of $1,132,000 for the same period of fiscal 2006, an increase of 33%. Gross profit expressed as a percentage of sales was 73% for the first six months of fiscal 2007 as compared to 59% for the same period in fiscal 2006. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from the license agreement in the second quarter of fiscal 2007 with a military radio manufacturer and several other sales of higher margin products in the first six months of fiscal 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first six months of fiscal 2007 were $860,000, as compared to $866,000 for the same period in fiscal 2006. This decrease of 1% was attributable to a decrease in selling and marketing expense of $22,000, offset by an increase in general and administrative expenses of $16,000.
The increase in general and administrative costs was primarily attributable to the recognition of stock based compensation expense of $29,000 during the first six months of 2007 and an increase in travel expenses of $7,000, which was offset by a decrease in personnel-related costs of $23,000.
The decrease in selling costs was primarily attributable to a decrease in commissions and third party sales and marketing contracts of $130,000, offset by an increase in bid and proposal efforts of $87,000 and an increase in personnel-related costs of $9,000 as compared to the same period in fiscal 2006.
Product Development Costs
Product development costs for the six months ended March 31, 2007 were $487,000, compared to $548,000 for the six months ended March 25, 2006, a decrease of $61,000 or 11%. This decrease was primarily attributable to a decrease in outside consulting services of approximately $44,000, and an increase in the amount of engineering expenses charged to bid and proposal and other sales support efforts rather than product development costs during the period of $120,000. This decrease was partially offset by an increase in personnel-related costs of approximately $68,000, including stock based-compensation expense of $15,000 during the six months ended March 31, 2007. In addition there was a decrease in billable contract engineering during the first six months of fiscal 2007, which increased product development costs by approximately $29,000 as personnel were redeployed from billable contract work to internal product development efforts.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $13,000 of billable engineering services work performed during the first six months of fiscal 2007 and $88,000 for the first six months of fiscal 2006.
Net Income
The Company’s net income was $195,000 for the first six months of fiscal 2007, as compared to a net loss of $(263,000) for the same period of fiscal 2006. This increase in income is primarily attributable to a 33% increase in gross profit and a 5% decrease in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 31, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents increased by $109,000, or 6%, to $1,980,000 as of March 31, 2007, from a balance of $1,871,000 at September 30, 2006. This increase was attributable in part to net income for the period of $195,000, non-cash expenses of $65,000 and an increase in accounts payable and accrued expenses of $52,000, offset by increases in inventory and accounts receivable of $166,000 and $41,000, respectively.
During the second quarter of fiscal 2007 the Company secured a new order, in the amount of $1.2 million, for our radio encryption products from a long time domestic customer. These encryptors are expected to ship over the next six months and will be deployed in Afghanistan. In addition we finalized an engineering services agreement that we anticipate will generate $1.4 million of revenue over the next twelve months. The profitability recognized during the second quarter and first six months of fiscal 2007 coupled with these new orders provide an encouraging outlook for the Company.
Backlog at March 31, 2007 amounted to approximately $3,054,000. The orders for encryption products in backlog are expected to ship during fiscal 2007, although actual shipments will depend on customer requirements and product availability. The engineering services project will be recognized over a twelve month period.
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
Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of March 31, 2007, the Company had no outstanding standby letters of credit. Any letters of credit outstanding would be secured by the Company’s line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each extension period. Rent expense for the six months ended March 31, 2007 was $74,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2007.
For the second half of fiscal 2007, the Company expects to maintain and possibly increase its investment in internal product development. We anticipate that the products comprising TCC’s Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that TCC’s CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC also plans to continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however, we may need financial resources, in addition to cash from operations, to fund a major new development program.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2007. Our profitability during the second quarter and six months ended March 31, 2007 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On February 12, 2007, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, one director was elected to serve on the Board of Directors as the Class I director for a term of three years expiring at the 2010 Annual Meeting of Stockholders. Mitchell B. Briskin received 1,246,537 votes, and 57,242 votes were withheld. Mr. Briskin is joined by Carl H. Guild, Jr., Thomas E. Peoples and Robert T. Lessard on the Board of Directors of the Company. Also at the meeting, stockholders voted to ratify the appointment of Vitale, Caturano & Company, Ltd. as auditors for the Company for the fiscal year ending September 29, 2007. Vitale, Caturano & Company, Ltd. received 1,265,625 votes in favor of its appointment, 36,171 votes against and 1,986 shares were not voted.
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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
May 14, 2007	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 14, 2007	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002