Form 10QSB
period 2007-06-30
TECHNICAL COMMUNICATIONS CORP
filed 2007-08-14
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,381,035 shares of Common Stock, $.10 par value, outstanding as of August 3, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No☑

Item 1. Financial Statements
TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	September 30, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,139,968	$1,870,713
Accounts receivable — trade, less allowance for doubtful accounts of $70,000	295,742	206,320
Inventories	1,782,290	1,504,613
Other current assets	111,949	92,298

Total current assets	4,329,949	3,673,944

Equipment and leasehold improvements	5,114,077	5,077,732
Less: accumulated depreciation and amortization	(5,017,239)	(4,994,339)

Equipment and leasehold improvements, net	96,838	83,393

Total Assets	$4,426,787	$3,757,337

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$80,496	$113,954
Accrued liabilities
Accrued compensation and related expenses	290,231	150,836
Accrued expenses	439,679	262,673

Total current liabilities	810,406	527,463

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,378,967 shares issued and outstanding at June 30, 2007 and 1,371,691 shares issued and outstanding at September 30, 2006	137,897	137,169
Additional paid-in capital	1,488,757	1,406,700
Retained earnings	1,989,727	1,686,005

Total stockholders’ equity	3,616,381	3,229,874

Total Liabilities and Stockholders’ Equity	$4,426,787	$3,757,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2007	June 24, 2006

Net sales	$1,119,531	$1,133,419
Cost of sales	369,388	456,707

Gross profit	750,143	676,712

Operating expenses:
Selling, general and administrative expenses	407,239	332,439
Product development costs	258,592	249,481

Total operating expenses	665,831	581,920

Operating income	84,312	94,792

Other income (expense):
Interest income	24,326	19,466
Interest expense	—	(312)
Other	—	450

Total other income:	24,326	19,604

Net income before provision for income taxes	108,638	114,396

Provision for income taxes	—	—

Net income	$108,638	$114,396

Net income per common share:
Basic	$0.08	$0.08
Diluted	$0.07	$0.07

Weighted average shares:
Basic	1,378,025	1,371,441
Diluted	1,597,152	1,528,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	June 30, 2007	June 24, 2006

Net sales	$3,169,341	$3,051,945
Cost of sales	917,235	1,243,500

Gross profit	2,252,106	1,808,445

Operating expenses:
Selling, general and administrative expenses	1,267,412	1,198,151
Product development costs	745,537	797,303

Total operating expenses	2,012,949	1,995,454

Operating income (loss)	239,157	(187,009)

Other income (expense):
Interest income	65,189	37,791
Interest expense	(624)	(1,229)
Other	—	1,800

Total other income:	64,565	38,362

Net income (loss) before provision for income taxes	303,722	(148,647)

Provision for income taxes	—	—

Net income (loss)	$303,722	$(148,647)

Net income (loss) per common share:
Basic	$0.22	$(0.11)
Diluted	$0.20	$(0.11)

Weighted average shares:
Basic	1,374,358	1,369,021
Diluted	1,521,628	1,369,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2007	June 24, 2006

Operating Activities:
Net income (loss)	$303,722	$(148,647)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,900	23,749
Stock-based compensation	74,313	—

Changes in assets and liabilities:
Accounts receivable	(89,422)	406,672
Inventories	(277,677)	143,415
Other current assets	(19,651)	(15,919)
Accounts payable and other accrued liabilities	282,943	199,088

Net cash provided by operating activities	297,128	608,358

Investing Activities:
Additions to equipment and leasehold improvements	(36,345)	(10,741)

Net cash used in investing activities	(36,345)	(10,741)

Financing Activities:
Proceeds from stock issuance	8,472	8,341

Net cash provided by financing activities	8,472	8,341

Net increase in cash and cash equivalents	269,255	605,958

Cash and cash equivalents at beginning of the period	1,870,713	1,199,175

Cash and cash equivalents at the end of the period	$2,139,968	$1,805,133

Supplemental Disclosures:

Interest paid	$624	$1,229
Income taxes paid	503	2,977
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
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances, the current backlog and the near term business prospects are sufficient to provide resources to operate the Company for the next 12 months. Our profitability during the previous two quarters and the nine months ended June 30, 2007 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.
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
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company also provided the disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS No. 148”). As a result, no expense was reflected in net income for the nine months ended June 24, 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

	June 24, 2006
	(unaudited)
	3 months	9 months

Net income (loss), as reported	$114,396	$(148,647)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(19,835)	(100,929)

Pro forma net income (loss)	$94,561	$(249,576)

Basic income (loss) per share
As reported	$0.08	$(0.11)
Pro forma	$0.07	$(0.18)

Diluted income (loss) per share
As reported	$0.07	$(0.11)
Pro forma	$0.06	$(0.18)

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

	Three Months Ended
	June 30, 2007	June 24, 2006
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	4.58%	4.83%
Stock volatility	149%	162%
Dividend yield	-0-	-0-
There were 16,500 options granted during the nine months ended June 30, 2007. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income for the periods ended June 30, 2007:

	Three months	Nine Months

Cost of sales	$1,769	$5,159
Selling, general and administrative	14,788	46,457
Product development costs	7,993	22,697

Total share-based compensation expense before tax	$24,550	$74,313

As of June 30, 2007, there was approximately $192,542 of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of June 30, 2007: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were 850,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant. As of June 30, 2007, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 56,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan. Shares issued as a result of stock option exercises will be funded through treasury stock or through the issuance of new shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following tables summarize stock option activity during the first nine months of fiscal year 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at October 1, 2006	627,234	$3.29
Grants	16,500
Exercises	(6,900)
Cancellations	(21,000)

Outstanding at June 30, 2007	615,834	$3.11	4.8 years

Information related to the stock options outstanding as of June 30, 2007 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	165,134	5.26	$0.96	165,134	$0.96
$1.01-$2.00	1,200	4.55	1.27	1,200	1.27
$2.01-$3.00	68,200	5.61	2.56	55,320	2.47
$3.01-$4.00	302,800	5.23	3.73	248,400	3.75
$4.01-$5.00	23,500	1.43	4.96	22,000	4.96
$5.01-$10.00	55,000	1.49	6.12	50,000	6.22

	615,834	4.80	$3.11	542,054	$3.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2007 was $1,120,994. The intrinsic value of the options exercised during the nine months ended June 30, 2007 was $18,996. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company has recorded a full valuation allowance against our deferred tax assets of $3.7 million as of June 30, 2007 and September 30, 2006, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates the Company may need to adjust its valuation allowance, which could materially impact its financial condition and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Because the Company sells products into foreign countries with the assistance of local representatives, it has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.
Newly Issued Pronouncements
In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company is evaluating which transition method it will use for calculating its APIC pool. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS No. 123(R) will be used.
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
NOTE 2. Inventories
Inventories consisted of the following:

	June 30, 2007	September 30, 2006
	(unaudited)

Finished Goods	$3,429	$62,773
Work in Process	577,351	481,226
Raw Materials	1,201,510	960,614

	$1,782,290	$1,504,613

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 3. Earnings (Loss) Per Share
In accordance with SFAS No. 128, “Earnings Per Share,” basic and diluted earnings (loss) per share were calculated as follows (unaudited):

	June 30, 2007		June 24, 2006
	3 months	9 months	3 months	9 months

Net income (loss)	$108,638	$303,722	$114,396	$(148,647)

Weighted average shares — basic	1,376,695	1,374,423	1,371,441	1,369,021
Dilutive effect of stock options	219,127	147,270	157,066	—

Weighted average shares — diluted	1,595,822	1,521,693	1,528,508	1,369,021

Basic income (loss) per share	$0.08	$0.22	$0.08	$(0.11)
Diluted income (loss) per share	$0.07	$0.20	$0.07	$(0.11)
Outstanding potentially dilutive stock options, which were not included in the earnings (loss) per share calculations, as their inclusion would have been anti-dilutive, were 76,500 for the three month period and 204,500 for the nine month period at June 30, 2007, and 216,200 for the three month period and 591,234 for the nine month period at June 24, 2006.
NOTE 4. Major Customers and Export Sales
During the quarter ended June 30, 2007, the Company had three customers that represented 96% (50%, 24% and 22%, respectively) of net sales as compared to the same period in fiscal 2006 where two customers represented 84% (56% and 28%, respectively) of net sales. During the nine months ended June 30, 2007, the Company had two customers that represented 58% (44% and 14%, respectively) of net sales as compared to the same period in fiscal 2006 where three customers represented 61% (33%, 14% and 14%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 30, 2007		June 24, 2006
	3 months	9 months	3 months	9 months

Domestic	$1,104,711	$2,754,292	$106,782	$702,005
Foreign	14,820	415,049	1,026,637	2,349,940

Total sales	$1,119,531	$3,169,341	$1,133,419	$3,051,945

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The Company sold products into 14 countries during the nine months ended June 30, 2007 and 19 countries during the nine months ended June 24, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 30, 2007		June 24, 2006
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

Indonesia	—	28.1%	61.8%	43.0%
Sweden	—	23.7%	—	0.5%
Bahrain	—	17.1%	—	—
Italy	—	13.5%	—	1.0%
Morocco	14.0%	3.2%	—	18.0%
Thailand	33.3%	1.2%	—	—
Venezuela	—	—	31.1%	18.2%
Colombia	37.0%	1.5%	—	7.8%
Other	15.7%	11.7%	7.1%	11.5%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 30, 2007		June 24, 2006
	3 months	9 months	3 months	9 months
	(unaudited)		(unaudited)

North America (excluding the U.S.)	—	—	0.9%	0.4%
Central and South America	37.0%	1.5%	31.1%	26.2%
Europe	2.5%	42.2%	6.2%	5.5%
Mid-East and Africa	21.6%	26.8%	—	20.8%
Far East	38.9%	29.5%	61.8%	47.1%

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Forms 10-QSB for the quarters ended March 31, 2007 and December 30, 2006 and its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.
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
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in our critical accounting policies or critical accounting estimates since September 30, 2006 (except for the implementation of SFAS No. 123(R) discussed in Note 1 to the condensed consolidated financial statements), nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Results of Operations
Three Months ended June 30, 2007 as compared to the Three Months ended June 24, 2006
Net Sales
Net sales for the quarter ended June 30, 2007 were $1,120,000, as compared to $1,113,000 for the quarter ended June 24, 2006. Sales for the third quarter of fiscal 2007 consisted of $1,105,000, or 99%, from domestic sources and $15,000, or 1%, from international customers as compared to the same period in fiscal 2006, during which sales consisted of $107,000, or 9%, from domestic sources and $1,026,000, or 91%, from international customers.
Foreign sales consisted of shipments to six different countries during the quarter ended June 30, 2007 and seven different countries during the quarter ended June 24, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the third fiscal quarters of 2007 and 2006:

	2007	2006
Morocco	$2,000	—
Colombia	5,000	—
Thailand	5,000	—
Indonesia	—	634,000
Venezuela	—	319,000
Other	3,000	73,000

	$15,000	$1,026,000

Revenue for the third quarter of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to two U. S. customers amounting to $557,000 and $250,000, respectively. During the second quarter of fiscal 2007 we finalized a program with the U.S. government for $1.4 million for engineering services work. This project generated $272,000 in revenue during the third quarter ended June 30, 2007.
Revenue for the third quarter of fiscal 2006 was primarily derived from the sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $634,000 and a sale of our narrowband radio encryptors to a customer in Venezuela amounting to $319,000.
Gross Profit
Gross profit for the third quarter of fiscal 2007 was $750,000 as compared to gross profit of $677,000 for the same period of fiscal 2006, an increase of 11%. Gross profit expressed as a percentage of sales was 67% for the third quarter of fiscal 2007 as compared to 60% for the same period in fiscal 2006. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from the sale of our narrowband radio encryptors in the third quarter of fiscal 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2007 were $407,000, as compared to $332,000 for the same quarter in fiscal 2006. This increase of 23% was primarily attributable to an increase in general and administrative expenses of $40,000 and an increase selling and marketing expenses of $35,000.
The increase in general and administrative costs was primarily attributable to an increase in personnel-related costs of $32,000, including the recognition of stock based compensation expense of $15,000 during the third quarter of 2007, and an increase in recruiting fees of $12,000.
The increase in selling costs was primarily attributable to an increase in bid and proposal efforts of $37,000 and an increase in personnel-related costs of $7,000 as compared to the same period in fiscal 2006.
Product Development Costs
Product development costs for the quarter ended June 30, 2007 were $259,000, compared to $249,000 for the quarter ended June 24, 2006, an increase of $10,000 or 4%. This increase was primarily attributable to an increase in personnel-related costs of $95,000, including stock based-compensation expense of $8,000 and an increase in recruiting costs of $68,000 during the quarter ended June 30, 2007. This increase was partially offset by a decrease in outside consulting services of approximately $13,000, and an increase in billable contract engineering, which decreased product development costs by approximately $147,000 as personnel were redeployed from internal product development efforts to billable contract work.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $272,000 of billable engineering services revenue generated during the third quarter of fiscal 2007 and none during the same period of fiscal 2006.
Net Income
The Company’s net income was $109,000 for the third quarter of fiscal 2007, as compared to $114,000 for the same period of fiscal 2006. This decrease in income is primarily attributable to a 14% increase in operating expenses partially offset by an 11% increase in gross profit and a 25% increase in interest income. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 30, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine Months ended June 30, 2007 as compared to the Nine Months ended June 24, 2006
Net Sales
Net sales for the nine months ended June 30, 2007 were $3,169,000, as compared to $3,052,000 for the nine months ended June 24, 2006, a 4% increase. Sales for the first nine months of fiscal 2007 consisted of $2,754,000, or 87%, from domestic sources and $415,000, or 13%, from international customers as compared to the same period in fiscal 2006, during which sales consisted of $702,000, or 23%, from domestic sources and $2,350,000, or 77%, from international customers.
Foreign sales consisted of shipments to 14 different countries during the nine months ended June 30, 2007 and 19 different countries during the nine months ended June 24, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the first three fiscal quarters of fiscal 2007 and 2006:

	2007	2006
Indonesia	$117,000	$1,011,000
Sweden	99,000	—
Bahrain	71,000	—
Italy	56,000	24,000
Morocco	13,000	424,000
Venezuela	—	428,000
Colombia	6,000	184,000
Other	53,000	279,000

	$415,000	$2,350,000

Revenue for the first nine months of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to three U. S. customers amounting to $1,377,000, $308,000 and $259,000, respectively, and a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000. Additional sales included an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. We also generated $338,000 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $119,000 worth of integrated circuit chips during the period. During the second quarter of fiscal 2007 we finalized a program with the U.S. government valued at $1.4 million for engineering services work. This project has generated $285,000 in revenue through the nine months ended June 30, 2007.
Revenue for the first nine months of fiscal 2006 was primarily derived from the sale of our secure telephone, fax and data encryptors to an Indonesian customer amounting to $1,011,000. We also sold our narrowband radio encryptors for use by a Moroccan customer amounting to $424,000, a sale to a customer in Colombia amounting to $182,000 and a sale to a customer in Venezuela amounting to $428,000. In addition, there were sales of radio encryptors to two domestic customers totaling $206,000 as well as a sale of our high speed bulk encryptors to a customer in India amounting to $97,000. We also sold our executive secure telephones to four domestic customers amounting to $93,000. Additional revenue was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during the first nine months of fiscal 2006 amounted to $88,000.
Gross Profit
Gross profit for the first nine months of fiscal 2007 was $2,252,000 as compared to gross profit of $1,808,000 for the same period of fiscal 2006, an increase of 25%. Gross profit expressed as a percentage of sales was 71% for the first nine months of fiscal 2007 as compared to 59% for the same period in fiscal 2006. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from the license agreement in the second quarter of fiscal 2007 with a military radio manufacturer and several other sales of higher margin products in the first nine months of fiscal 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first nine months of fiscal 2007 were $1,267,000, as compared to $1,198,000 for the same period in fiscal 2006. This increase of 6% was attributable to an increase in general and administrative expenses of $56,000 and an increase in selling and marketing expenses of $13,000.
The increase in general and administrative costs was primarily attributable to the recognition of stock based compensation expense of $46,000 during the first nine months of 2007 and an increase in recruiting expenses of $12,000, which was offset by a decrease in personnel-related costs of $17,000.
The increase in selling costs was primarily attributable to an increase in bid and proposal efforts of $125,000, an increase in personnel-related costs of $8,000 and an increase in product demonstration and promotional costs of $11,000, offset by a decrease in commissions and third party sales and marketing contracts of $134,000, as compared to the same period in fiscal 2006.
Product Development Costs
Product development costs for the nine months ended June 30, 2007 were $746,000, compared to $797,000 for the nine months ended June 24, 2006, a decrease of $52,000 or 6%. This decrease was primarily attributable to a decrease in outside consulting services of approximately $57,000, and an increase in the amount of engineering expenses charged to bid and proposal and other sales support efforts rather than product development costs during the period of $130,000. In addition there was an increase in billable contract engineering during the first nine months of fiscal 2007, which decreased product development costs by approximately $118,000 as personnel were redeployed from billable contract work to internal product development efforts. This decrease was partially offset by an increase in personnel-related costs of approximately $163,000, including stock based-compensation expense of $23,000 and an increase in recruiting expenses of $67,000 during the nine months ended June 30, 2007.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $285,000 of billable engineering services revenue generated during the first nine months of fiscal 2007 and $88,000 for the first nine months of fiscal 2006.
Net Income
The Company’s net income was $304,000 for the first nine months of fiscal 2007, as compared to a net loss of $(149,000) for the same period of fiscal 2006. This increase in income is primarily attributable to a 25% increase in gross profit. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 30, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $269,000, or 14%, to $2,140,000 as of June 30, 2007, from a balance of $1,871,000 at September 30, 2006. This increase was attributable in part to net income for the period of $303,000, non-cash expenses of $97,000 and an increase in accounts payable and accrued expenses of $283,000, offset by increases in inventory and accounts receivable of $278,000 and $89,000, respectively.
During the second quarter of fiscal 2007 the Company secured a new order, in the amount of $1.2 million, for our radio encryption products from a long time domestic customer. These encryptors are expected to ship over the next six months and will be deployed in Afghanistan. In addition we finalized an engineering services agreement that we anticipate will generate $1.4 million of revenue over the next twelve months. The profitability recognized during the third quarter and first nine months of fiscal 2007 coupled with these new orders provide an encouraging outlook for the Company.
Backlog at June 30, 2007 amounted to approximately $2,535,000. The orders for encryption products in backlog are expected to ship during the remainder of fiscal 2007, although actual shipments will depend on customer requirements and product availability. The engineering services project will be recognized over a twelve month period.
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
Certain foreign customers require the Company to guarantee performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. As of June 30, 2007, the Company had no outstanding standby letters of credit. Any letters of credit outstanding would be secured by the Company’s line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the nine months ended June 30, 2007 was $114,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2007.
The Company remains on course with its internal product development plans and expects to maintain and possibly increase its investment in internal product development over the next twelve months. We anticipate that the products comprising TCC’s Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that TCC’s CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC also plans to continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue.

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
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances, the current backlog and the near term business prospects are sufficient to provide resources to operate the Company for the next 12 months. Our profitability during the third quarter and nine months ended June 30, 2007 causes us to be optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1.   Legal Proceedings
There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Submission of Matters to a Vote of Security Holders
None
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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
Date August 13, 2007	By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr., President and
Chief Executive Officer

Date August 13, 2007	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002