Form 10KSB
period 2007-09-29
TECHNICAL COMMUNICATIONS CORP
filed 2007-12-14
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.10 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Total revenue of the registrant for the fiscal year ended September 29, 2007 was $4,920,004.
Based on the closing price as of December 7, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 7, 2007, was approximately $6,724,605.
The number of shares of the registrant’s Common Stock, par value $ .10 per share, outstanding as of December 7, 2007 was 1,382,535.
Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2008 Annual Meeting of Shareholders to be held February 11, 2008 are incorporated by reference into Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format           YES ☐ NO ☑

TECHNICAL COMMUNICATIONS CORPORATION
Annual Report on Form 10-KSB
For the Year Ended September 29, 20067

Part I

Item 1. Description of Business	3

Item 1A. Risk Factors	10

Item 2. Description of Property	15

Item 3. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	15

Item 6. Management’s Discussion and Analysis or Plan of Operation	17

Item 7. Financial Statements	24

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 8A. Controls and Procedures	24

Item 8B. Other Information	24

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act of the Registrant	25

Item 10. Executive Compensation	25

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25

Item 12. Certain Relationships and Related Transactions and Director Independence	25

Item 13. Exhibits and Financial Statement Schedules	26

Item 14. Principal Accountant Fees and Services	28

Signatures	28

Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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
Overview
The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order and receive equipment that is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.
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
TCC manufactures most of its own products using third-party vendors for the supply of components and selected processing. Final assembly, software loading, testing and quality assurance are performed by TCC at its factory. This manufacturing approach allows TCC to competitively procure the components from multiple suppliers while maintaining control of the manufacture and performance of the final product.
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

2007 Highlights and Recent Events
During fiscal 2007, TCC made progress in penetrating new markets for its radio and wireless encryption products. These markets are largely in the military and civilian sectors of foreign governments and require a focused, long-term campaign to make TCC encryption products the preferred choice. For the fiscal year 2007, revenues increased to $4.9 million, which is 26% greater than revenues for fiscal 2006. In addition, we produced a profit of $846,000, largely due to strong sales of our radio encryption products. In addition to our strong sales and profit performance, our backlog at the end of the year was $3.7 million, providing a solid start for 2008. We are continuing our strategic market development in the areas of imbedded radio encryption and secure GSM wireless featuring our CipherTalk® and Cipher SMS™ products and expect more progress in the coming years.
TCC’s DSP9000 family of radio encryption products has been a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF (high frequency), VHF (very high frequency) and UHF (ultra high frequency) radio bands. The DSP9000 products mate to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces which may be using radios produced by different manufacturers. During fiscal 2007, TCC received orders valued at over $3 million for DSP9000 products to be deployed in Afghanistan, a country with many disparate tribal regions and a multi-national peacekeeping force. We believe that TCC encryption products will play a key role in the future of Afghanistan as the country moves to expand control of its security through the establishment of a countrywide secure radio network. Similar results may be possible in Iraq, where TCC products are currently being evaluated.
South America is another region where TCC’s radio encryption products are having continued success in providing robust encryption security between ground, air and naval forces which use a variety of radio types. In fiscal 2007, TCC received and shipped orders for over $725,000 of DSP9000 encryptors to a South American country to be used in its government’s efforts to improve border control security. TCC sees the requirement for improved border control communications and backcountry infrastructure development as a growing potential market for both its radio and wireless products. During fiscal 2007, TCC expanded its South American marketing effort to include the CipherTalk Secure Wireless GSM phone and the CipherSMS Secure Text Messaging application in support of the governments’ needs to deploy cost-effective, multi-use communications which have an end-to-end security capability.
Of importance to TCC is the development and sale of imbedded security technology which can be taken to the markets by the original equipment manufacturer (OEM). We believe this approach can leverage TCC’s core technology capability by using the marketing and sales resources of the OEM. A step forward was taken in 2007 with the licensing of software which provided a proprietary algorithm solution to a major military radio manufacturer. This imbedded algorithm solution was designed to enable the manufacturer’s software defined radio to be compatible with fielded equipment. We are actively pursuing additional technology insertion opportunities as a component of our strategic development plan.
TCC’s other product lines — secure telephony, custom network encryption and military data encryption — are all performing to plan and continue to provide a solid business base for the company. With these products and those highlighted above, TCC believes it is a single source for a very broad range of high quality encryption equipment that meets the requirements of a growing worldwide market.
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

The Company’s Secure Office Systems products primarily consist of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced the first in a new line of secure wireless products as part of our Secure Office Systems product line. During 2007 we introduced a new flip phone model for this product line. The market for this product line has developed more slowly than we anticipated and we expect it will take the greater part of fiscal 2008 before this product line generates consistent revenue.
Although we believe our Network Security Systems products are competitive, the demand for this product line has been difficult to establish. Strong competition in this market coupled with weak overall demand for network security products both domestically and overseas have hampered the Company’s efforts to develop an active and consistent market. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.
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
The Company’s Narrowband Radio Security family of products provides strategic security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, we believe these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options and the products are compatible with the Company’s secure telephone systems to enable “office-to-field” communications.
The Company’s Secure Telephone, Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The product has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications are possible even over poor line conditions. TCC’s high-level encryption and automated key distribution system protects sensitive information, and internal storage of 400 keys provides hands-off security.
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
The CipherTalk8000 is a wireless secure mobile telephone designed to provide encrypted mobile communications anywhere in the world. Its radio interface will operate on the North American, Latin American 850 MHz GSM band; the European, Asian, Latin American 900 MHz GSM band; the European, Latin American 1800 MHz GSM band; and the North American, Latin American 1900 MHz GSM band. The CipherTalk8000 is the first product in what the Company expects to be a new line of secure wireless products.

Network Security Systems
The CipherONE® family of Network Security Systems consists of high-performance hardware and software-based encryption products for local area network, wide area network and Internet applications and includes a network security management system.
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
The Company’s KEYNET Network Security Management System is a Windows NT-based key and security device management system that can centrally and simultaneously manage an entire CipherONE Security Systems Network, including those on mixed networks. KEYNET has an intuitive graphical user interface, making it easy to use. The system securely generates, distributes and exchanges keys, sets address tables, provides diagnostics and performs automatic polling and alarms from central and remote locations. KEYNET also provides instant alarm notification. These high security measures facilitate central management while maintaining security for mission-critical networks worldwide.
Competition
The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Plc, Motorola Inc., General Dynamics Corp., Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel-Lucent.
The Company competes based on its service, the operational and technical features of its products, its sales expertise and pricing. Many of TCC’s competitors have substantially greater financial, technical, sales and marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns, can survive sustained price reductions in order to gain market share and can devote greater resources to support existing products and develop new competing products. Any period of sustained price reductions for our products would have a material adverse effect on the Company’s financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations.
Our competitive position will also depend on our ability to attract and retain qualified personnel, obtain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.
Sales and Backlog
In fiscal year 2007, the Company had two customers representing 59% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan amounting to 43% of sales and our engineering services efforts to one customer representing 16% of sales. In fiscal year 2006, the Company had four customers representing 59% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan, Morocco and Venezuela, respectively, amounting to 11% of sales each and the sale of secure telephones to Indonesia representing 26% of sales.
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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 29, 2007 and September 30, 2006 was approximately $3,626,000 and $478,000, respectively.
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
Technological Expertise
The Company’s technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company also has a number of registered trademarks (with one application pending) for various products, none of which are material to the conduct of TCC’s business.
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
Research and Development
Research and development are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 29, 2007 and September 30, 2006, the Company spent $891,000 and $924,000, respectively, on product development. In addition, the Company accepts product development work on a contract specific basis; the development costs associated with these contracts are included in cost of sales.
During fiscal 2007 and 2006, a portion of engineering resources was focused on billable work. Billable engineering services work accounted for approximately $799,000 of revenue for the fiscal year ended September 29, 2007 and $117,000 for the fiscal year ended September 30, 2006. This revenue was primarily generated under two new programs with the U.S. government. During the second quarter of fiscal 2007 we secured a new program with the U.S. government for engineering services work valued at $1.4 million and during the fourth quarter of fiscal 2007 we secured an additional arrangement with the U.S. government for $950,000 of engineering services work. These programs are expected to be completed during fiscal 2008.

In fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. The products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for major product development in fiscal 2008.
Foreign Operations
The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2007 and 2006 because the mix of products sold abroad included more products with higher profit margins than the mix of products sold domestically, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually in U.S. dollars.
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
In fiscal years 2007 and 2006, sales to international customers accounted for approximately 18% and 66%, respectively, of our net sales. In fiscal 2007 a significant portion of domestic sales (43%) were made to a domestic radio manufacturer who shipped our radio encryption products for use in Afghanistan. Based on our historical results we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:
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
Employees
As of September 29, 2007, the Company employed 26 full-time persons and one part-time, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS
You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007 and subsequent quarterly reports filed with the SEC.
RISKS RELATING TO THE COMPANY
Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.
We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:
•	introduction and market acceptance of new products and product enhancements by us or our competitors;
•	budgeting cycles of customers, including the U.S. government;
•	timing and execution of individual contracts;
•	competitive conditions in the information security industry;
•	changes in general economic conditions; and
•	shortfall of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.
Our future success will depend on our ability to respond to rapid technological changes in the markets in which we compete.
The markets for TCC’s products and services are characterized by rapid technological developments, changing customer technological requirements and preferences, frequent new product introductions, enhancements and modifications and evolving industry standards. Our success will depend in large part on our ability to correctly identify emerging technological trends, enhance capabilities, and develop and manufacture new technologies and products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing technologies may prove incorrect if customers do not adopt the products we develop or if the technologies ultimately prove to be technically or commercially unviable. Development schedules also may be adversely affected as the result of the discovery of performance problems. If we fail to timely develop and introduce competitive new technologies, our business, financial condition and results of operations would be adversely affected.

Existing or new competitors may develop competing or superior technologies.
The industry in which the Company competes is highly competitive, and the Company has several domestic and foreign competitors. Many of these competitors have substantially greater financial, technical, sales and marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns, can survive sustained price reductions in order to gain market share, and can devote greater resources to support existing products and develop new competing products. Any period of sustained price reductions for our products would have a material adverse effect on the Company’s financial condition and results of operations. TCC may not be able to compete successfully in the future and competitive pressures may result in price reductions, loss of market share or otherwise have a material adverse effect on the Company’s financial condition and results of operations. It is also possible that competing products will emerge that may be superior in quality and performance and/or less expensive than those of the Company, or that similar technologies may render TCC’s products obsolete or uncompetitive and prevent the Company from achieving or sustaining profitable operations.
The operating performance of our products is critical to our business and reputation.
The sale and use of our products entail a risk of product failure, product liability or other claims. Occasionally, some of our products have quality issues resulting from the design or manufacture of the product or the software used in the product. Often these issues are discovered prior to shipment and may result in shipping delays or even cancellation of orders by customers. Other times problems are discovered after the products have shipped, requiring us to resolve issues in a manner that is timely and least disruptive to our customers. Such pre-shipment and post-shipment problems have ramifications for TCC, including cancellation of orders, product returns, increased costs associated with product repair or replacement, and a negative impact on our goodwill and reputation.
Once our products are in use, any product failure, including software or hardware failure, which causes a breach of security with respect to our customer’s confidential communications, could have a material adverse effect on TCC. There is no guarantee of product performance or that our products are adequate to protect against all security breaches. While we attempt to mitigate such risks by maintaining insurance and including warranty disclaimers and liability limitation clauses in our agreements with customers, such mitigation devices may not protect us against liability in all instances. If our products failed for any reason, our clients could experience data loss, financial loss, personal and property losses, harm to reputation, and significant business interruption. Such events may expose us to substantial liability, increased regulation and/or penalties, as well as loss of customer business and a diminished reputation. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by insurance coverage, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
If our products and services do not interoperate with our end-users’ products, orders could be delayed or cancelled, which could significantly reduce our revenues.
Our products are designed to interface with our end-users’ existing products, each of which has different specifications and utilizes multiple protocol standards. Many of our end-users’ systems contain multiple generations of products that have been added over time as these systems have grown and evolved. Our products and services must interoperate with all of the products and services as well as with future products and services that might be added to meet our end-users’ requirements. If our products do not interface with those within our end-users’ products and systems, orders for our products could be delayed or cancelled, which could significantly reduce our revenues.

Government regulation and legal uncertainties could harm our business.
As a party to a number of contracts with the U.S. government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on future contracts. Moreover, payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.
The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce and Department of State, which license the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries and some end-users. Although to date the Company has been able to secure necessary U.S. government export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. Delays in obtaining necessary approvals could be costly in terms of lost sales opportunities and compliance costs. Should export restrictions and regulations become more restrictive, or should new laws be enacted, it could have a negative impact on the Company’s international business, which impact could be material.
Contracts with the U.S. government may not be fully funded at inception and are subject to termination.
A portion of our revenues has historically been generated under agreements with the U.S. government. Any changes or delays in the budget of the U.S. government, and in particular defense spending, could affect our business, and funding levels are difficult to predict with any certainty. Moreover, certain multi-year contracts are conditioned on the continuing availability of appropriations. However, funds are typically appropriated on a fiscal-year basis, even though contract performance may extend over many years, making future sales and revenues under multi-year contracts uncertain. Changes in appropriations and budgets as well as economic conditions generally in subsequent years may impact the funding for these contracts. In addition, changes in funding and other factors may lead to the termination of such contracts. The U.S. government typically has the right to terminate agreements for convenience with little or no penalty. Adverse changes in funding and the termination of government contracts could have an adverse impact on the Company’s financial condition and results of operations.
Our international operations expose us to additional risks.
The Company is dependent upon its foreign sales and we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives and consultants, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.
We also may not be successful in obtaining the necessary licenses to conduct operations abroad, including the export of many of the Company’s products, and the U.S. Congress may prevent proposed sales to foreign governments. Export restrictions, compliance with which imposes additional burdens on the Company, may further provide a competitive advantage to foreign competitors facing less stringent controls on their products and services.

Finally, an increasing focus of our business is in emerging markets, including South America and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in other countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.
If the protection of our intellectual property is inadequate, our competitors may gain access to our content and technology.
The Company’s technological expertise and experience, including certain proprietary rights that it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business and its ability to compete in the marketplace. Such technological expertise and experience are important as they enable an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. To protect our proprietary information, we rely primarily on a combination of internal procedures, contractual provisions, and patent, copyright, trademark and trade secret laws. Such internal procedures and contractual provisions may not prove sufficient to maintain the confidentiality and proprietary nature of such information and may not provide meaningful protection in the event of any unauthorized use or disclosure. Trade secret and copyright laws afford only limited protection. Current and potential patents and trademarks may not provide us with any competitive advantage and patents and trademarks must be enforced and maintained to provide protection, which may prove costly and time-consuming.
Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so or the steps taken by us may be inadequate to deter unauthorized parties from misappropriating our technologies or prevent them from obtaining and using our proprietary information, products and technologies. Moreover, our competitors may independently develop similar technologies or design around patents issued to us.
Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. Third parties also may challenge our patents or proprietary rights or claim we are infringing on their rights. Any claims of infringement or misappropriation, with or without merit, would likely be time-consuming, result in costly litigation and diversion of resources, and cause delays in the development and commercialization of our products. We may be required to expend significant resources to develop non-infringing intellectual property, pay royalties or obtain licenses to the intellectual property that is the subject of such litigation. Royalties may be costly and licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.
In addition, the laws and enforcement mechanisms of some foreign countries may not offer the same level of protection as do the laws of the United States. Legal protections of our rights may be ineffective in such countries, and technologies developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Our inability to protect our intellectual property both in the United States and abroad would have a material adverse effect on our financial condition and results of operations.
The Company relies of a small number of customers for a large percentage of its revenues.
We will be successful only if a significant number of customers adopt our secure communications products. Historically the Company has had a small number of customers representing a large percentage of its total sales. Although the Company endeavors to expand its customer base, we expect that sales to relatively few customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future. This reliance makes us particularly susceptible to factors affecting those customers. If such customers’ business declines and as a result our sales to such customers decline without corresponding sales orders from other customers, our financial condition and results of operations could be adversely affected. It is difficult to predict the rate at which customers will use our products, even in the case of repeat customers, and we do not typically have long-term contractual arrangements.

We may not be able to maintain effective product distribution channels.
We rely on both an in-house sales force as well as domestic and international representatives, consultants and distributors for the sale and distribution of our products. Our sales and marketing organization may be unable to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers. Further, certain of our distributors may carry competing products lines, which may negatively impact our sales revenues.
We rely on single or limited sources for the manufacture and supply of certain of our products.
For a small percentage of parts, we rely upon a single or a limited number of manufacturers and suppliers of our products. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we cannot assure you that we will be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components, or other elements vital to the manufacture, production and sale of our products.
The loss of existing key management and technical personnel or the inability to attract new hires could have a detrimental effect on the Company.
Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and we expect this to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or bid for new projects of similar scope and revenue. The Company’s success is particularly dependent on the retention of existing management and technical personnel, including Carl H. Guild, Jr., the Company’s President and Chief Executive Officer. Although the Company has entered into an employment agreement with Mr. Guild, the loss or unavailability of his services could impede our ability to effectively manage our operations.
We may need to expand our operations and we may not effectively manage any future growth.
As of December 14, 2007, we employed 26 full-time and one part-time person as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.	DESCRIPTION OF PROPERTY
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983 and believes its condition is good. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 29, 2007 and September 29, 2006 was $154,000 and $146,000, respectively.

Item 3.	LEGAL PROCEEDINGS
There are no current legal proceedings as to which TCC is a party.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to security holders for a vote during the fourth quarter of the 2007 fiscal year.
PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $.10 par value	9/29/2007	$4.00	$6.30
	6/30/2007	2.95	5.60
	3/31/2007	3.00	4.25
	12/30/2006	2.71	3.30

	9/30/2006	$2.71	$4.45
	6/24/2006	3.35	4.50
	3/25/2006	3.35	4.40
	12/24/2005	2.90	4.75
The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Bank of America, the Company is prohibited from paying dividends.
As of December 7, 2007, there were approximately 1,000 record holders of our Common Stock.
On December 7, 2007, the closing price of the Common Stock was $5.00.

Equity Compensation Plan Information
During 1995 the Company established the Technical Communications Corporation 1995 Employees’ Stock Purchase Plan (the “Purchase Plan”), which was available to all employees who had at least one year of continuous employment with TCC, worked more than 20 hours per week or more than five months per year, and whose ownership did not exceed 5% as a result of participation in the Purchase Plan. The plan allowed employees to purchase, through the grant of options, Common Stock of the Company at a discounted price through payroll withholdings. The purchase price was set at 85% of the lesser of the market value of the Company’s Common Stock as of the grant date or the exercise date. For executive officers, the purchase price was set at the average of the market value of the Company’s Common Stock as of the grant date and the exercise date. Market value was defined as, as of a particular date, the last sale price of our Common Stock if quoted on an exchange or, if not so quoted, the average of bid and asked prices for the Common Stock last quoted by NASDAQ in the over-the-counter market. The Purchase Plan had 100,000 shares authorized for distribution of which 44,268 were still available for issuance as of September 30, 2006. The Purchase Plan expired on September 30, 2006 and there is no current intention to renew such plan.
The following table presents information about the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding) as of the fiscal year ended September 29, 2007. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements at and as of September 29, 2007, included herewith.

			Number of
	Number of securities to	Weighted average	securities
	be issued upon exercise	exercise price of	remaining
	of outstanding options,	outstanding options,	available for
Plan category	warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by stockholders	518,534 (1)	$3.04	—

Equity compensation plans not approved by stockholders	93,500 (2)	$3.57	56,500

Total	612,034	$3.12	56,500

(1)	Of the 518,534 options outstanding as of September 29, 2007, 509,454 were exercisable as of such date at an average exercise price of $3.04 per share.

(2)	Of the 93,500 options outstanding as of September 29, 2007, 36,400 were exercisable as of such date at an average exercise price of $3.36 per share.
Sales of Unregistered Securities and Repurchases by Issuer and Affiliated Purchasers
There were no sales by the Company of unregistered shares of the Company’s Common Stock during the 2007 fiscal year or repurchases of such stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2007 fiscal year.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.
Forward-Looking Statements
The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-KSB for the fiscal year ended September 29, 2007 and the “Risk Factors” section included herein.
Overview
TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been to foreign governments. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign.
Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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

Revenue Recognition
We recognize revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.
We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, which are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of $3.5 million as of September 29, 2007, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.
Stock Based Compensation
Effective October 1, 2006, we adopted the provisions of the SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123(R), we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123. We expense share-based compensation under the straight-line method.
The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time, and any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.
Results of Operations
Year ended September 29, 2007 as compared to year ended September 30, 2006
Net Sales
Net sales for the years ended September 29, 2007 and September 30, 2006 were $4,920,000 and $3,897,000, respectively. Sales for fiscal 2007 consisted of $4,018,000, or 82%, from domestic sources and $902,000, or 18%, from international customers as compared to fiscal 2006, in which sales consisted of $1,333,000, or 34%, from domestic sources and $2,564,000, or 66%, from international customers.

Foreign sales consisted of shipments to 15 different countries during the year ended September 29, 2007 and 18 different countries during the year ended September 30, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2007	2006
Columbia	$478,000	$366,000
Indonesia	117,000	1,014,000
Venezuela	6,000	428,000
Morocco	13,000	424,000
Sweden	99,000	17,000
Other	189,000	315,000

	$902,000	$2,564,000

Revenue for fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to three domestic customers amounting to $2,674,000 and to a customer in Colombia amounting to $462,000. Additional sales included a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000, an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and the sale of $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. We also generated $338,000 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $119,000 worth of integrated circuit chips during the period.
During the second quarter of fiscal 2007 we secured a new program with the U.S. government valued at $1.4 million for engineering services work. This project generated $687,000 in revenue for fiscal 2007. During the third quarter of fiscal 2007, we also secured a program with the U.S. government valued at $950,000 for engineering services work. This project generated $82,000 in revenue for fiscal 2007.
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
Additional revenue for fiscal 2006 was derived from our on-going efforts to provide engineering services to the U.S. government; revenue recorded under this program during fiscal 2006 amounted to $117,000. We also sold our executive secure telephones to four domestic customers amounting to $93,000 and there was a sale of our high speed bulk encryptors to a customer in India amounting to $97,000.
Gross Profit
Gross profit for fiscal year 2007 was $3,405,000, an increase of $955,000, or 39%, compared to gross profit of $2,450,000 for fiscal year 2006. Gross profit expressed as a percentage of sales was 69% in fiscal year 2007 compared to 63% in the prior year. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from the license agreement in the second quarter of fiscal 2007 with a military radio manufacturer and several other sales of higher margin products in fiscal 2007.
Operating Costs and Expenses
Selling, General and Administrative
Selling, general and administrative expenses for fiscal year 2007 were $1,748,000 as compared to $1,679,000 in fiscal year 2006, an increase of 4%. This increase was attributable to an increase in general and administrative costs of approximately $183,000, offset by a decrease in selling costs of approximately $114,000, during the 2007 fiscal year.

General and administrative costs increased due to an increase in personnel-related costs of $205,000 (including the recognition of stock based compensation expense of $59,000) and an increase in consulting and recruiting costs of $27,000, which was partially offset by a decrease in professional services costs of $20,000 and bad debt expense of $35,000 during the year ended September 29, 2007.
The decrease in selling costs was primarily attributable to a decrease in selling commissions and sales and marketing contracts of $150,000 and a decrease in bid and proposal of $14,000, which were partially offset by an increase in personnel-related costs of $20,000 and an increase in travel and product demonstration costs of $23,000.
Product Development Costs
Product development costs for the fiscal year ended September 29, 2007 were $891,000, compared to $924,000 for fiscal year 2006. This 4% decrease was attributable to a decrease in outside consulting services of $40,000 and an increase in billable contract engineering during fiscal 2007, which decreased product development costs by approximately $327,000 as personnel were redeployed from non-billable contract work to billable product development work. These decreases were offset by an increase in payroll and benefit-related costs of approximately $251,000 (including the recognition of stock based compensation expense of $31,000) and a $68,000 increase in recruiting costs.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal 2007, the level of billable engineering services work increased to $799,000 from $117,000 of revenue for the fiscal year ended September 30, 2006. This revenue was generated under two on-going programs with the U.S. government.
It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities — either billable or new product related — will require additional resources, which we may not be able to fund through cash from operations. We believe that, in the long term, based on current billable activities and the recent improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient, the Company will look to other sources of financing including debt and/or equity investments.
In fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. We expect that the products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Net Income
The Company generated net income of $846,000 for fiscal year 2007 as compared to net loss of $94,000 for fiscal year 2006, a $940,000 increase in profits. This increase in profitability is primarily attributable to an increase in gross profits of $955,000 as compared to fiscal year 2006.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 29, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents increased by $752,000, or 40%, to $2,622,000 as of September 29, 2007, from a balance of $1,871,000 at September 30, 2006. This increase was primarily attributable to cash generated from operations of $798,000. Non-cash stock compensation of $100,000 and a reduction of accounts payable and other accrued expenses of $439,000 were offset by an increase in accounts receivable of $214,000 and an increase in inventory of $404,000 during the period.
Our results during fiscal 2007 met our expectations. Having worked diligently since fiscal 2002 to develop a track record of profits, losses in the previous two years were unexpected. During the third and fourth quarter of fiscal 2006 we saw a return to profitability and we have been able to maintain that profitability through fiscal 2007. We also have been able to secure several large orders for our radio encryption products which are being deployed in Afghanistan. Approximately $1.7 million in orders shipped to Afghanistan during fiscal 2007. During fiscal 2007 we also received an order for $1.4 million of radio encryptors and an additional $1.7 million in orders have been received to date in fiscal 2008, which are expected to ship in fiscal 2008. We also secured two new programs for our engineering services work in fiscal 2007 amounting to $2.4 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2008. Previously we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements in fiscal 2008.
Backlog at September 29, 2007 amounted to approximately $3.7 million. The orders in backlog are expected to ship during fiscal 2008 depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”), for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2006 and 2007.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 29, 2007 there were no outstanding standby letters of credit. As of September 30, 2006, the Company had three outstanding standby letters of credit amounting to $233,000, which had expired by October 31, 2006. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 29, 2007 and September 29, 2006 was $154,000 and 146,000, respectively.
The Company does not anticipate any significant capital expenditures during fiscal 2008.
In fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. We expect that the products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2008. As a result of our profitability during fiscal 2007 and the backlog at September 29, 2007 of $3.7 million we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FSP for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	OTHER INFORMATION
Not applicable.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by this Item 9 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions,” “Corporate Goveranance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2007 fiscal year.
The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 10.	EXECUTIVE COMPENSATION
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 11 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 12 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” with respect to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2007 fiscal year.

Item 13.	EXHIBITS
(1)
Financial Statements The following Consolidated Financial Statements, Notes Thereto and Report of Registered Independent Public Accountants of the Company are filed as part of Part II, Item 7 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated April 4, 2007, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 6, 2007)

10.7	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

(2)	List of Exhibits (cont’d)

10.8	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004)

21*	List of Subsidiaries of the Company

23*	Consent of Vitale, Caturano and Company Ltd

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
Footnotes:

*	Attached to this filing

+	Denotes a management contract or compensatory plan or arrangement

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Fees,” and “Pre-Approval Policies” in Proposal II with respect to our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2007 fiscal year.
SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.

Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 14, 2007
/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2007
/s/ Mitchell B. Briskin Mitchell B. Briskin	Director	December 14, 2007
/s/ Robert T. Lessard Robert T. Lessard	Director	December 14, 2007
/s/ Thomas E. Peoples Thomas E. Peoples	Director	December 14, 2007

Technical Communications Corporation
Consolidated Balance Sheets
September 29, 2007 and September 30, 2006

ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$2,622,288	$1,870,713
Accounts receivable — trade, less allowance of $35,000 and $70,000 at September 29, 2007 and September 30, 2006, respectively	420,527	206,320
Inventories	1,908,157	1,504,613
Other current assets	96,051	92,298

Total current assets	5,047,023	3,673,944

Equipment and leasehold improvements	2,961,268	5,077,732
Less accumulated depreciation and amortization	(2,853,906)	(4,994,339)

Equipment and leasehold improvements, net	107,362	83,393

	$5,154,385	$3,757,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253,683	$113,954
Accrued liabilities:
Compensation and related expenses	449,111	150,836
Other	263,235	262,673

Total current liabilities	966,029	527,463

Stockholders’ equity
Common stock — par value $.10 per share; authorized 7,000,000 shares, issued and outstanding 1,382,767 and 1,371,691 shares at September 29, 2007 and September 30, 2006, respectively	138,277	137,169
Additional paid-in capital	1,517,599	1,406,700
Retained earnings	2,532,480	1,686,005

Total stockholders’ equity	4,188,356	3,229,874

	$5,154,385	$3,757,337

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Operations
Years Ended September 29, 2007 and September 30, 2006

	2007	2006

Net sales	$4,920,004	$3,896,542
Cost of sales	1,515,411	1,446,739

Gross profit	3,404,593	2,449,803

Operating expenses:
Selling, general and administrative expenses	1,747,907	1,678,534
Product development costs	890,914	924,263

Total operating expenses	2,638,821	2,602,797

Operating income (loss)	765,772	(152,994)

Other income (expense)
Investment income	90,487	58,561
Interest expense	(624)	(1,541)
Other	—	1,800

Total other income	89,863	58,820

Income (loss) before income taxes	855,635	(94,174)

Provision for income taxes	9,160	—

Net income (loss)	$846,475	$(94,174)

Net income (loss) per common share
Basic	$0.62	$(0.07)
Diluted	$0.55	$(0.07)
Weighted average shares
Basic	1,376,706	1,369,665
Diluted	1,534,703	1,369,665
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Cash Flows
Years Ended September 29, 2007 and September 30, 2006

	2007	2006

Operating activities:
Net income (loss)	$846,475	$(94,174)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	34,381	30,031
Stock-based compensation	99,953	—

Changes in current assets and current liabilities:
Accounts receivable	(214,207)	766,592
Inventories	(403,544)	(56,511)
Other current assets	(3,753)	(9,464)
Accounts payable and accrued liabilities	438,566	41,270

Cash provided by operating activities	797,871	677,744

Investing activities:
Additions to equipment and leasehold improvements	(58,350)	(14,547)

Cash used for investing activities	(58,350)	(14,547)

Financing activities:
Proceeds from stock issuance	12,054	8,341

Cash provided by financing activities	12,054	8,341

Net increase in cash and cash equivalents	751,575	671,538
Cash and cash equivalents at beginning of year	1,870,713	1,199,175

Cash and cash equivalents at end of year	$2,622,288	$1,870,713

Supplemental disclosures:
Interest paid	$624	$1,541
Income taxes paid	503	2,977
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended September 29, 2007 and September 30, 2006

	2007	2006

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,371,691	1,366,257
Issuance of shares to ESPP participants	376	—
Exercise of stock options	10,700	5,434

Ending balance	1,382,767	1,371,691

Common stock at par value:
Beginning balance	$137,169	$136,626
Issuance of shares to ESPP participants	38	—
Exercise of stock options	1,070	543

Ending balance	138,277	137,169

Additional paid-in capital:
Beginning balance	1,406,700	1,398,902
Issuance of shares to ESPP participants	1,019	—
Exercise of stock options	9,927	7,798
Stock-based compensation	99,953	—

Ending balance	1,517,599	1,406,700

Retained earnings:
Beginning balance	1,686,005	1,780,179
Net income (loss)	846,475	(94,174)

Ending balance	2,532,480	1,686,005

Total stockholders’ equity	$4,188,356	$3,229,874

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
Recognition of Revenue
The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.
The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts, which are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Notes to Consolidated Financial Statements (continued)
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development and other revenue arrangements are included in cost of sales.
Share-Based Compensation
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and related interpretations (“SFAS No. 123R”) using the modified prospective method and accordingly has not restated prior period results. SFAS No. 123R establishes the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The Company also provided the disclosures required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS No. 148”). As a result, no expense was reflected in net income for the year ended September 30, 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

September 30, 2006

Net loss, as reported	$(94,174)
Add: Stock-based employee compensation expense included in net loss	—
Deduct: Stock-based employee compensation expense determined under fair-value method	(142,627)

Pro forma net loss	$(236,801)

Basic loss per share
As reported	$(0.07)
Pro forma	$(0.17)

Diluted loss per share
As reported	$(0.07)
Pro forma	$(0.17)

Notes to Consolidated Financial Statements (continued)
Upon adoption of SFAS No. 123R, in accordance with Staff Accounting Bulletin No. 107, “Share-based Payment”, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s Common Stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 29,	September 30,
	2007	2006
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	4.542%	4.875%
Stock volatility	128%	157%
Dividend yield	-0-	-0-
There were 16,500 options granted during the year ended September 29, 2007. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations for the year ended September 29, 2007:

Cost of sales	$7,118
Selling, general and administrative	61,397
Product development costs	31,438

Total share-based compensation expense before tax	$99,953

As of September 29, 2007, there was $166,902 of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of September 29, 2007: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate of 850,000 shares authorized under these plans, of which 612,034 were outstanding at September 29, 2007. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of five or ten years from the date of grant. As of September 29, 2007, there were no shares available for new option grants under the of 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 56,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan. Shares issued as a result of stock option exercises will be funded through the issuance of new shares.
The following tables summarize stock option activity during fiscal year 2007:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at October 1, 2006	627,234	$3.29
Grants	16,500
Exercises	(10,700)
Cancellations	(21,000)

Outstanding at September 29, 2007	612,034	$3.12	4.55 years

Notes to Consolidated Financial Statements (continued)
Information related to the stock options outstanding as of September 29, 2007 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	161,334	5.03	$$0.96	161,334	$0.96
$1.01 - $2.00	1,200	4.30	1.27	1,200	1.27
$2.01 - $3.00	68,200	5.36	2.56	55,320	2.47
$3.01 - $4.00	302,800	4.98	3.73	256,000	3.74
$4.01 - $5.00	23,500	1.18	4.96	22,000	4.95
$5.01 - $10.00	55,000	1.24	6.12	50,000	6.22

	612,034	4.55	$3.12	545,854	$3.05

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 29, 2007 was $887,721. The intrinsic value of the options exercised during the year ended September 29, 2007 was $34,718. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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
Warranty Costs
The Company provides for warranty costs at the time product revenue is recognized based upon historical experience.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Cash Equivalents, Accounts Receivable and Accounts Payable — the carrying amount of these assets and liabilities on the Company’s consolidated balance sheet approximates their fair value because of the short-term nature of these instruments.
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
Fiscal Year-End Policy
The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2007 ended on September 29, 2007 and included 52 weeks. The fiscal year 2006 ended on September 30, 2006, and included 53 weeks.

Notes to Consolidated Financial Statements (continued)
Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.
The Company’s comprehensive income (loss) for the years ended September 29, 2007 and September 30, 2006 was equal to its net income (loss) for the same periods.
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
Newly Issued Pronouncements
In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FSP for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.

Notes to Consolidated Financial Statements (continued)
(3) Income (Loss) Per Share
In accordance with SFAS No. 128, basic and diluted EPS were calculated as follows:

	September 29,	September 30,
	2007	2006

Net Income (Loss)	$846,475	$(94,174)

Average Shares Outstanding — Basic	1,376,706	1,369,665
Dilutive effect of stock options	157,997	—

Weighted Average Shares — Diluted	1,534,703	1,369,665

Basic Income (Loss) Per Share	$0.62	$(0.07)
Diluted Income (Loss) Per Share	$0.55	$(0.07)
Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because they were anti-dilutive, were as follows: 267,000 in fiscal year 2007 and 627,234 in fiscal year 2006.
(4) Inventories
Inventories consist of the following:

	September 29,	September 30,
	2007	2006

Finished goods	$408,995	$62,773
Work in process	478,883	481,226
Raw materials and supplies	1,020,279	960,614

Total inventories	$1,908,157	$1,504,613

(5) Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

	September 29,	September 30,	Estimated
	2007	2006	Useful Life

Engineering and manufacturing equipment	$1,351,066	$2,591,913	3-8 years
Demonstration equipment	634,081	848,083	3 years
Furniture and fixtures	539,779	1,203,520	3-8 years
Leasehold improvements	436,342	434,216	Lesser of useful life or term of lease

Total equipment and leasehold improvements	2,961,268	5,077,732

Less accumulated depreciation and amortization	(2,853,906)	(4,994,339)

Equipment and leasehold improvements, net	$107,362	$83,393

Notes to Consolidated Financial Statements (continued)
(6) Other Accrued Liabilities

	September 29,	September 30,
	2007	2006
Product warranty costs	$49,121	$48,865
Professional service fees	41,734	58,069
Annual report and investor relations fees	18,347	15,836
Customer support agreements and commissions	—	83,581
Customer deposits	137,890	51,540
Income taxes	7,977	—
Other	8,166	4,782

Total other accrued liabilities	$263,235	$262,673

(7) Leases
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 29, 2007 and September 29, 2006 was $154,000 and 146,000, respectively.
(8) Guarantees
The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.
The following table reflects changes in the Company’s accrued warranty account:

	September 29,	September 30,
	2007	2006

Beginning Balance	$48,865	$41,599
Plus: accruals related to new sales	40,974	37,615
Less: payments and adjustments to prior period accruals	(40,718)	(30,349)

Ending Balance	$49,121	$48,865

(9) Income Taxes
The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 29,	September 30,
	2007	2006

Tax provision (benefit) at U.S. statutory rate	$290,916	$(32,019)
State income tax provision (benefit), net of federal benefit	1,293	(5,905)
Tax credits	(43,128)	—
Other	1,231	—
Increase (decrease) in valuation allowance	(241,152)	37,924

Total provision (benefit)	$9,160	$—

Notes to Consolidated Financial Statements (continued)
Deferred income taxes consist of the following:

	September 29,	September 30,
	2007	2006

NOL Carryforward	$1,827,693	$2,165,57
Inventory differences	1,116,209	1,139,728
Goodwill	54,784	75,327
Warranty accruals	19,781	19,678
Payroll related accruals	60,468	27,686
Tax credits	279,715	171,289
Other	104,596	140,075

Total	3,463,246	3,739,350
Less: valuation allowance	(3,463,246)	(3,739,350)

Total	$—	$—

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $276,104 and $197,408 in fiscal years 2007 and 2006, respectively.
As of September 29, 2007, the Company had available tax loss carryforwards for federal income tax purposes of approximately $5,331,000, expiring through 2026. The Company also had available tax loss carryforwards for state income tax purposes of approximately $239,000, expiring through 2011.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.
(10) Employee Benefit Plans
The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2007 or 2006. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $25,706 and $23,091 in fiscal years 2007 and 2006, respectively.
The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, bonuses totaling $163,000 were accrued for executives at September 29, 2007. No bonuses were earned or accrued under the plan in fiscal 2006.
(11) Commitments and contingencies
The Company is exposed to a number of business risks. These include, but are not limited to, concentration of its business among a relatively small number of customers, technological change that can cause obsolescence of the Company’s products and inventories, actions of competitors (some of whom have access to considerably greater financial resources than the Company), cancellation of major contracts, variations in market demand, and the loss of key personnel. The Company attempts to protect itself in various ways against such risks, but its success cannot be guaranteed.

Notes to Consolidated Financial Statements (continued)
The Company has a line of credit agreement with Bank of America (the “Bank”), for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2006 and 2007.
At September 30, 2006, the Company was contingently liable under open standby letters of credit totaling $233,263. These letters of credit were issued in the ordinary course of business to secure bid bonds and the Company’s performance under contracts with its customers. The letters of credit outstanding at September 30, 2006 were secured by the Company’s line of credit facility with the Bank and expired as provided for in the contracts. To date, no letters of credit have been drawn down. The Company did not have any open standby letters of credit at September 29, 2007.
As of September 29, 2007, management believes it has no significant concentrations of credit risk due to placement of its cash equivalents with high-credit-quality financial institutions and the fact that the majority of its significant foreign trade receivables are secured by letters of credit.
(12) Major Customers and Export Sales
In fiscal year 2007, the Company had two customers representing 59% (43% and 16%) of total net sales and at September 29, 2007 had two customers representing 95% (51% and 44%) of accounts receivable. In fiscal year 2006, the Company had four customers representing 59% (26%, 11%, 11%, and 11%) of total net sales and at September 30, 2006 had two customers representing 87% (53% and 34%) of accounts receivable.
A breakdown of net sales is as follows:

	September 29,	September 30,
	2007	2006
Domestic	$4,018,368	$1,332,583
Foreign	901,636	2,563,959

Total Sales	$4,920,004	$3,896,542

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 29,	September 30,
	2007	2006
North America, excluding the U.S.	—	0.3%
Central and South America	53.7%	31.1%
Europe	20.4%	5.4%
Mid-East and Africa	12.3%	19.9%
Far East	13.6%	43.3%
The Company sold products to 15 different countries during the year ended September 29, 2007 and 18 different countries during the year ended September 30, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 29,	September 30,
	2007	2006
Colombia	53.0%	14.3%
Indonesia	12.9%	39.6%
Sweden	10.9%	0.6%
Morocco	1.5%	16.5%
Venezuela	0.7%	16.7%
Other	21.0%	12.3%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
To the Board of Directors of
Technical Communications Corporation:
We have audited the accompanying balance sheets of Technical Communications Corporation and subsidiaries as of September 29, 2007 and September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries at September 29, 2007 and September 30, 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 of the notes to the consolidated financial statements, effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.
/s/ Vitale, Caturano & Company, LTD.
VITALE, CATURANO & COMPANY, LTD.
Boston, Massachusetts
December 14, 2007

EXHIBIT INDEX

Exhibit
No.	Description

21*	List of Subsidiaries of the Company

23*	Consent of Vitale, Caturano and Company Ltd

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350