Form 10QSB
period 2007-12-29
TECHNICAL COMMUNICATIONS CORP
filed 2008-02-12
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,383,535 shares of Common Stock, $.10 par value, outstanding as of February 8, 2008.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Item 1. Financial Statements
TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 29,	September 29,
	2007	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,348,921	$2,622,288
Accounts receivable — trade, less allowance of $35,000 at December 29, 2007 and September 29, 2007	1,155,937	420,527
Inventories	1,703,829	1,908,157
Other current assets	84,157	96,051

Total current assets	5,292,844	5,047,023

Equipment and leasehold improvements	2,991,287	2,961,268
Less: accumulated depreciation and amortization	(2,864,643)	(2,853,906)

Equipment and leasehold improvements, net	126,644	107,362

Total Assets	$5,419,488	$5,154,385

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$128,907	$253,683
Accrued liabilities
Accrued compensation and related expenses	151,355	449,111
Accrued expenses	184,721	263,235

Total current liabilities	464,983	966,029

Stockholders’ Equity:
Common stock, par value $.10 per share;
7,000,000 shares authorized; 1,382,767 shares issued and outstanding at December 29, 2007 and September 29, 2007	138,277	138,277
Additional paid-in capital	1,531,474	1,517,599
Retained earnings	3,284,754	2,532,480

Total stockholders’ equity	4,954,505	4,188,356

Total Liabilities and Stockholders’ Equity	$5,419,488	$5,154,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter Ended
	December 29,	December 30,
	2007	2006

Net sales	$2,289,100	$761,660
Cost of sales	849,429	228,832

Gross profit	1,439,671	532,828

Operating expenses:
Selling, general and administrative expenses	435,431	451,836
Product development costs	280,836	218,792

Total operating expenses	716,267	670,628

Operating income (loss)	723,404	(137,800)

Other income (expense):
Interest income	28,870	21,062
Interest expense	—	(312)

Total other income:	28,870	20,750

Net income (loss) before provision for income taxes	752,274	(117,050)

Provision for income taxes	—	—

Net income (loss)	$752,274	$(117,050)

Net income (loss) per common share:
Basic	$0.54	$(0.09)
Diluted	$0.48	$(0.09)

Weighted average shares:
Basic	1,382,535	1,372,151
Diluted	1,572,243	1,372,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended
	December 29,	December 30,
	2007	2006

Operating Activities:
Net income (loss)	$752,274	$(117,050)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,737	7,194
Stock-based compensation	13,875	26,394

Changes in assets and liabilities:
Accounts receivable	(735,410)	(65,926)
Inventories	204,328	(104,793)
Other current assets	11,894	6,766
Accounts payable and other accrued liabilities	(501,046)	23,871

Net cash used in operating activities	(243,348)	(223,544)

Investing Activities:
Additions to equipment and leasehold improvements	(30,019)	(25,054)

Net cash used in investing activities	(30,019)	(25,054)

Financing Activities:
Proceeds from stock issuance	—	2,238

Net cash provided by financing activities	—	2,238

Net decrease in cash and cash equivalents	(273,367)	(246,360)

Cash and cash equivalents at beginning of the period	2,622,288	1,870,713

Cash and cash equivalents at the end of the period	$2,348,921	$1,624,353

Supplemental Disclosures:

Interest paid	$—	$312
Income taxes paid	1,500	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF FAIR PRESENTATION
Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2008.
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.
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
Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in any impairment of their ability to make payments, additional allowances may be required, which would reduce our net income.
Accounting for Income Taxes
The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as depreciation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets as of December 29, 2007 and September 29, 2007, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of September 30, 2007.
FIN 48 requires that an enterprise determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, the Company has concluded that there are no significant uncertain tax positions that require recognition in the financial statements as of December 29, 2007.
The Company files federal and state income tax returns. The Company has accumulated losses, which are still available to offset future income, since fiscal year 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, the Company’s tax years since fiscal 2000 remain open to examination by the major taxing jurisdictions to which the Company is subject.
With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense.
Stock-Based Compensation
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (“SFAS No. 123R”) using the modified prospective method and accordingly has not restated prior period results. SFAS No. 123R establishes the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
In accordance with SFAS No. 123R and Staff Accounting Bulletin No. 107, Share-based Payment, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation.
There were no options granted during the quarters ended December 29, 2007 and December 30, 2006. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations for the quarters ended December 29, 2007 and December 30, 2006:

Cost of sales	$1,953	$1,715
Selling, general and administrative	3,192	17,252
Product development costs	8,730	7,427

Total share-based compensation expense before tax	$13,875	$26,394

As of December 29, 2007 and December 30, 2006, there was $153,028 and $180,576, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of December 29, 2007: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate of 850,000 shares authorized under these plans, of which 612,034 and 626,234 were outstanding at December 29, 2007 and December 30, 2006, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of December 29, 2007, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 56,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
The following tables summarize stock option activity during the first fiscal quarter of 2008:

Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 29, 2007	612,034	$3.12
Grants	—
Exercises	—
Cancellations	—

Outstanding at December 29, 2007	612,034	$3.12	4.3 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options outstanding as of December 29, 2007 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	161,334	4.78	$0.96	161,334	$0.96
$1.01 - $2.00	1,200	4.05	$1.27	1,200	$1.27
$2.01 - $3.00	68,200	5.11	$2.56	58,260	$2.49
$3.01 - $4.00	302,800	4.74	$3.73	266,000	$3.75
$4.01 - $5.00	23,500	0.93	$4.96	22,000	$4.95
$5.01 - $10.00	55,000	0.99	$6.12	50,000	$6.22

	612,034	4.30	$3.12	558,794	$3.07

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 29, 2007 was $942,825. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
Newly Issued Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
NOTE 2. Inventories
Inventories consisted of the following:

	December 29, 2007	September 29, 2007
	(unaudited)

Finished Goods	$62,630	$408,995
Work in Process	532,303	478,883
Raw Materials	1,108,896	1,020,279

	$1,703,829	$1,908,157

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 3. Earnings (Loss) Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings (loss) per share were calculated as follows (unaudited):

	December 29, 2007	December 30, 2006

Net income (loss)	$752,274	$(117,050)

Weighted average shares — basic	1,382,535	1,372,151
Dilutive effect of stock options	189,708	—

Weighted average shares — diluted	1,572,243	1,372,151

Basic income (loss) per share	$0.54	$(0.09)
Diluted income (loss) per share	$0.48	$(0.09)
Outstanding potentially dilutive stock options, which were not included in the earnings (loss) per share calculations, as their inclusion would have been anti-dilutive, were 76,500 at December 29, 2007 and 626,234 at December 30, 2006.
NOTE 4. Major Customers and Export Sales
During the quarter ended December 29, 2007, the Company had two customers that represented 81% (62% and 19%, respectively) of net sales as compared to the same period in fiscal 2006 where four customers represented 71% (27%, 16%, 15% and 13%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	December 29, 2007	December 30, 2006

Domestic	$2,034,299	$377,171
Foreign	254,801	384,489

Total sales	$2,289,100	$761,660

The Company sold products into six countries during the quarter ended December 29, 2007 and 11 countries during the quarter ended December 30, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	December 29, 2007	December 30, 2006

Saudi Arabia	37.0%	1.4%
United Kingdom	34.9%	—
Colombia	15.5%	0.2%
Thailand	10.0%	—
Indonesia	—	31.1%
Sweden	—	25.6%
Bahrain	—	18.5%
Italy	—	14.5%
Other	2.6%	8.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	December 29, 2007	December 30, 2006

North America (excluding the U.S.)	—	—
Central and South America	15.5%	0.2%
Europe	37.4%	44.0%
Mid-East and Africa	37.0%	24.7%
Far East	10.1%	31.1%

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
The following discussion in this Quarterly Report on Form 10-QSB may contain statements that are not purely historical. Certain statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.
Overview
The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products, which have traditionally been made directly or indirectly to foreign governments. Certain sales of our products are purchased by domestic customers who in turn sell to foreign governments. We have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign.
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in our critical accounting policies or critical accounting estimates since September 29, 2007 nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 1, “Summary of Significant Accounting Policies and Significant Judgments and Estimates” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.

Results of Operations
Quarter ended December 29, 2007 as compared to the Quarter ended December 30, 2006
Net Sales
Net sales for the quarter ended December 29, 2007 were $2,289,000, as compared to $762,000 for the quarter ended December 30, 2006, an increase of 200%. Sales for the first quarter of fiscal 2008 consisted of $2,034,000, or 89%, from domestic sources and $255,000, or 11%, from international customers as compared to the same period in fiscal 2007, during which sales consisted of $377,000, or 49%, from domestic sources and $385,000, or 51%, from international customers.
Foreign sales consisted of shipments to six different countries during the quarter ended December 29, 2007 and 11 different countries during the quarter ended December 30, 2006. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the first fiscal quarters of 2008 and 2007:

	2008	2007
Saudi Arabia	$94,000	$5,000
United Kingdom	89,000	—
Colombia	40,000	1,000
Thailand	25,000	—
Indonesia	—	120,000
Sweden	—	99,000
Bahrain	—	71,000
Italy	—	56,000
Other	7,000	33,000

	$255,000	$385,000

Revenue for the first quarter of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,424,000. We also sold our data link encryptors to two domestic customers amounting to $157,000. Foreign sales included our frame relay and internet protocol encryptor product line sold to two customers amounting to $183,000. In addition, we had billings under a program with the U.S. government for engineering services work amounting to $423,000.
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
Gross Profit
Gross profit for the first quarter of fiscal 2008 was $1,440,000 as compared to gross profit of $533,000 for the same period of fiscal 2007, an increase of 170%. Gross profit expressed as a percentage of sales was 63% for the first quarter of fiscal 2008 as compared to 70% for the same period in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily associated with revenue generated from the sale of higher margin spare parts sold in the first quarter of fiscal 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of fiscal 2008 were $435,000, as compared to $452,000 for the same quarter in fiscal 2007. This decrease of 4% was primarily attributable to a decrease in selling and marketing expenses of $24,000, offset by an increase in general and administrative expenses of $7,000 during the first quarter of the 2008 fiscal year.
The increase in general and administrative costs during the first quarter of 2008 was primarily attributable to an increase in the recognition of stock based compensation expense of $14,000, offset by a decrease in personnel related costs of $5,000.
The decrease in selling costs was primarily attributable to a decrease in bid and proposal efforts of $81,000 and a decrease in sales support efforts of $12,000. These decreases were partially offset by an increase in third party sales and marketing activities of $75,000 as compared to the same period in fiscal 2007.
Product Development Costs
Product development costs for the quarter ended December 29, 2007 were $281,000, compared to $219,000 for the quarter ended December 30, 2006, an increase of $62,000 or 28%. This increase was primarily attributable to an increase in personnel-related costs of $99,000 and an increase in outside consulting costs of $32,000 during the quarter ended December 29, 2007. The increase was also attributable to a decrease in engineering manufacturing and sales support of approximately $66,000, partially offset by an increase in billable contract engineering, which decreased product development costs by approximately $130,000 as personnel were redeployed from internal product development efforts to billable contract work.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $423,000 of billable engineering services revenue generated during the first quarter of fiscal 2008 and none during the same period of fiscal 2007.
Net Income
The Company’s net income was $752,000 for the first quarter of fiscal 2008, as compared to a net loss of $117,000 for the same period of fiscal 2007. This increase in income is primarily attributable to a 170% increase in gross profit partially offset by a 7% increase in operating expenses. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 29, 2007, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $273,000, or 10%, to $2,349,000 as of December 29, 2007, from a balance of $2,622,000 at September 29, 2007. This decrease was primarily attributable to an increase in accounts receivable and a decrease in accounts payable and other accrued expenses of $735,000 and $501,000, respectively, during the first quarter of fiscal 2008. This decrease was partially offset by cash generated from net income of $752,000 and a decrease in inventory of $204,000 during the period.
Our results during the first quarter of fiscal 2008 met our expectations. Having worked diligently since fiscal 2002 to develop a track record of profits, losses during fiscal years 2006 and 2005 were unexpected. During the third and fourth quarter of fiscal 2006 we saw a return to profitability and we were able to maintain that profitability through fiscal 2007 and into the first quarter of fiscal 2008. We also have been able to secure several large orders for our radio encryption products which are being deployed in Afghanistan by our customer, a domestic radio manufacturer. Approximately $1.4 million in orders shipped to this customer during the first quarter of fiscal 2008. In fiscal 2007 we secured two new programs for our engineering services work amounting to $2.4 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2008. Previously we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. This customer is expected to begin new procurements during the later part of fiscal 2008.
Backlog at December 29, 2007 amounted to approximately $3.2 million. The orders in backlog are expected to ship during fiscal 2008 and the early part of fiscal 2009 depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first quarter of fiscal 2008 or at any time during fiscal year 2007.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 29, 2007 and December 30, 2006 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the above line of credit facility.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the quarters ended December 29, 2007 and December 30, 2006 was $40,000 and $37,000, respectively.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2008.

In fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. We expect that the products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2008. As a result of our profitability during fiscal 2007, the first quarter of fiscal 2008 and the backlog at December 29, 2007 of $3.2 million, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 12, 2008 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief Executive Officer

February 12, 2008 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002