Form 10QSB
period 2008-03-29
TECHNICAL COMMUNICATIONS CORP
filed 2008-05-13
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,433,535 shares of Common Stock, $.10 par value, outstanding as of May 9, 2008.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 29, 2008	September 29, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,105,560	$2,622,288
Accounts receivable — trade, less allowance of $25,000 at March 29, 2008 and $35,000 at September 29, 2007	1,029,795	420,527
Inventories	1,856,560	1,908,157
Other current assets	72,660	96,051

Total current assets	6,064,575	5,047,023

Equipment and leasehold improvements	3,000,948	2,961,268
Less: accumulated depreciation and amortization	(2,874,778)	(2,853,906)

Equipment and leasehold improvements, net	126,170	107,362

Total Assets	$6,190,745	$5,154,385

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$116,315	$253,683
Accrued liabilities
Accrued compensation and related expenses	342,861	449,111
Accrued expenses	191,070	263,235

Total current liabilities	650,246	966,029

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,433,767 shares issued and outstanding at March 29, 2008 and 1,382,767 at September 29, 2007	143,377	138,277
Additional paid-in capital	1,902,814	1,517,599
Retained earnings	3,494,308	2,532,480

Total stockholders’ equity	5,540,499	4,188,356

Total Liabilities and Stockholders’ Equity	$6,190,745	$5,154,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Net sales	$1,659,012	$1,288,150
Cost of sales	555,275	319,015

Gross profit	1,103,737	969,135

Operating expenses:
Selling, general and administrative expenses	614,910	408,337
Product development costs	306,445	268,153

Total operating expenses	921,355	676,490

Operating income	182,382	292,645

Other income (expense):
Interest income	27,172	19,801
Interest expense	—	(312)

Total other income:	27,172	19,489

Net income before provision for income taxes	209,554	312,134

Provision for income taxes	—	—

Net income	$209,554	$312,134

Net income per common share:
Basic	$0.15	$0.23
Diluted	$0.13	$0.20

Weighted average shares:
Basic	1,406,799	1,375,505
Diluted	1,683,153	1,534,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	March 29, 2008	March 31, 2007

Net sales	$3,948,112	$2,049,810
Cost of sales	1,404,704	547,847

Gross profit	2,543,408	1,501,963

Operating expenses:
Selling, general and administrative expenses	1,050,341	860,173
Product development costs	587,281	486,945

Total operating expenses	1,637,622	1,347,118

Operating income	905,786	154,845

Other income (expense):
Interest income	56,042	40,863
Interest expense	—	(624)

Total other income:	56,042	140,239

Net income before provision for income taxes	961,828	195,084

Provision for income taxes	—	—

Net income	$961,828	$195,084

Net income per common share:
Basic	$0.69	$0.14
Diluted	$0.59	$0.13

Weighted average shares:
Basic	1,394,667	1,373,828
Diluted	1,631,731	1,527,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 29, 2008	March 31, 2007

Operating Activities:
Net income	$961,828	$195,084

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,872	14,994
Stock-based compensation	107,455	49,763

Changes in assets and liabilities:
Accounts receivable	(609,268)	(41,362)
Inventories	51,597	(165,817)
Other current assets	23,391	29,057
Accounts payable and other accrued liabilities	(315,783)	52,105

Net cash provided by operating activities	240,092	133,824

Investing Activities:
Additions to equipment and leasehold improvements	(39,680)	(30,732)

Net cash used in investing activities	(39,680)	(30,732)

Financing Activities:
Proceeds from stock issuance	282,860	6,591

Net cash provided by financing activities	282,860	6,591

Net increase in cash and cash equivalents	483,272	109,683

Cash and cash equivalents at beginning of the period	2,622,288	1,870,713

Cash and cash equivalents at the end of the period	$3,105,560	$1,980,396

Supplemental Disclosures:

Interest paid	$—	$416
Income taxes paid	9,000	—
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
Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
NOTE 1. Summary of Significant Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reported periods.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets as of March 29, 2008 and September 29, 2007, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of September 30, 2007.
FIN 48 requires that an enterprise determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, the Company has concluded that there are no significant uncertain tax positions that require recognition in the financial statements as of March 29, 2008.
The Company files federal and state income tax returns. The Company has had accumulated losses, which are still available to offset future income, since fiscal year 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, the Company’s tax years since fiscal 2000 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
In accordance with SFAS No. 123R and Staff Accounting Bulletin No. 107, Share-based Payment, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The Company also assumes the dividend yield will be zero. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.71%	4.625%
Stock volatility	97%	150%
Dividend yield	-0-	-0-
There were 34,000 options granted during the six months ended March 29, 2008 and 10,000 options granted during the six months ended March 31, 2007. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations for the three and six months ended March 29, 2008 and March 31, 2007 (unaudited):

	March 29, 2008		March 31, 2007
	3 months	6 months	3 months	6 months

Cost of sales	$1,942	$3,895	$1,675	$3,390
Selling, general and administrative	79,848	83,040	14,416	31,669
Product development costs	11,790	20,520	7,277	14,704

Total share-based compensation expense before taxes	$93,580	$107,455	$23,368	$49,763

As of March 29, 2008 and March 31, 2007, there was $233,824 and $162,454, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of March 29, 2008: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 850,000 shares authorized under these plans, of which 595,034 and 632,234 were outstanding at March 29, 2008 and March 31, 2007, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of March 29, 2008, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 22,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following tables summarize stock option activity during the first six months of 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 29, 2007	612,034	$3.12
Grants	34,000
Exercises	51,000
Cancellations	—

Outstanding at March 29, 2008	595,034	$3.13	4.75 years

Information related to the stock options outstanding as of March 29, 2008 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	160,334	4.56	$0.96	160,334	$0.96
$1.01 - $2.00	1,200	3.81	$1.27	1,200	$1.27
$2.01 - $3.00	68,200	4.86	$2.56	58,260	$2.49
$3.01 - $4.00	302,800	4.49	$3.73	268,000	$3.75
$4.01 - $5.00	3,500	5.22	$4.71	2,000	$4.50
$5.01 - $10.00	59,000	6.46	$6.58	34,000	$6.83

	595,034	4.75	$3.13	523,794	$2.95

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 29, 2008 was $1,308,497. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 2. Inventories
Inventories consisted of the following:

	March 29, 2008	September 29, 2007
	(unaudited)

Finished goods	$213,078	$408,995
Work in process	670,327	478,883
Raw materials	973,155	1,020,279

	$1,856,560	$1,908,157

NOTE 3. Income Taxes
For the six months ended March 29, 2008 the Company used available tax loss carryforwards against pre-tax income of $961,828 such that there is no tax provision recognized in the income statement.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. As of March 29, 2008, the Company had available tax loss carryforwards for federal income tax purposes of approximately $4,370,000, expiring through 2026.
NOTE 4. Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings per share were calculated as follows (unaudited):

	March 29, 2008		March 31, 2007
	3 months	6 months	3 months	6 months

Net income	$209,554	$961,828	$312,134	$195,084

Weighted average shares — basic	1,406,799	1,394,667	1,375,505	1,373,828
Dilutive effect of stock options	276,354	237,064	158,833	153,782

Weighted average shares — diluted	1,683,153	1,631,731	1,534,338	1,527,610

Basic income per share	$0.15	$0.69	$0.23	$0.14
Diluted income per share	$0.13	$0.59	$0.20	$0.13
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 54,000 at March 29, 2008 and 327,036 at March 31, 2007.
NOTE 5. Major Customers and Export Sales
During the quarter ended March 29, 2008, the Company had two customers that represented 83% (50% and 33%, respectively) of net sales as compared to the same period in fiscal 2007 where three customers represented 98% (48%, 26% and 24%, respectively) of net sales. During the six months ended March 29, 2008, the Company had two customers that represented 82% (57% and 25%, respectively) of net sales as compared to the same period in fiscal 2007 where three customers represented 77% (40%, 22% and 15%, respectively) of net sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 29, 2008		March 31, 2007
	3 months	6 months	3 months	6 months

Domestic	$1,563,932	$3,598,231	$1,272,410	$1,649,581
Foreign	95,080	349,881	15,740	400,229

Total sales	$1,659,012	$3,948,112	$1,288,150	$2,049,810

The Company sold products into nine countries during the six months ended March 29, 2008 and 13 countries during the six months ended March 31, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 29, 2008		March 31, 2007
	3 months	6 months	3 months	6 months

Sri Lanka	61.8%	16.8%	—	3.5%
Lebanon	37.4%	10.2%	—	—
Saudi Arabia	—	27.0%	—	1.3%
United Kingdom	—	25.4%	—	—
Colombia	—	11.3%	—	0.2%
Morocco	—	—	44.2%	2.8%
Tunisia	—	—	29.8%	1.2%
Slovakia	—	1.8%	26.3%	4.7%
Austria	—	—	10.2%	0.4%
Indonesia	—	—	(19.1)%	29.1%
Sweden	—	—	—	24.6%
Bahrain	—	—	—	17.7%
Italy	—	—	—	14.0%
Other	0.8%	7.5%	8.6%	0.5%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 29, 2008		March 31, 2007
	3 months	6 months	3 months	6 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	11.3%	—	0.2%
Europe	—	27.2%	36.4%	43.7%
Mid-East and Africa	100.0%	54.2%	82.6%	27.0%
Far East	—	7.3%	(19.0)%	29.1%

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 29, 2007 and the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.
Overview
The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products, which have traditionally been made directly or indirectly to foreign governments. Certain of our products are purchased by domestic customers who in turn sell to foreign governments. We have also sold these products to commercial entities and U.S. government agencies. We generate additional revenues from contract engineering services performed for certain government agencies, both domestic and foreign.
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 29, 2007, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.

Results of Operations
Three Months ended March 29, 2008 as compared to Three Months ended March 31, 2007
Net Sales
Net sales for the quarter ended March 29, 2008 were $1,659,000, as compared to $1,288,000 for the quarter ended March 31, 2007, an increase of 29%. Sales for the second quarter of fiscal 2008 consisted of $1,564,000, or 94%, from domestic sources and $95,000, or 6%, from international customers as compared to the same period in fiscal 2007, during which sales consisted of $1,272,000, or 99%, from domestic sources and $16,000, or 1%, from international customers.
Foreign sales consisted of shipments to three different countries during the quarter ended March 29, 2008 and five different countries during the quarter ended March 31, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the second fiscal quarters of 2008 and 2007:

	2008	2007
Sri Lanka	$59,000	—
Lebanon	36,000	—
Morocco	—	$7,000
Other	—	9,000

	$95,000	$16,000

Revenue for the second quarter of fiscal 2008 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $822,000. There were also sales of the Company’s narrowband radio encryptors to three (two domestic and one foreign) additional customers amounting to $223,000. Foreign sales included sales of the Company’s secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000. In addition, the Company had billings under a program with the U.S. government for engineering services work amounting to $544,000.
Revenue for the second quarter of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to two U. S. customers amounting to $613,000 and $308,000, respectively. We also generated $337,500 in revenue as a result of a license agreement with a large domestic radio manufacturer.
Gross Profit
Gross profit for the second quarter of fiscal 2008 was $1,104,000 as compared to gross profit of $969,000 for the same period of fiscal 2007, an increase of 14%. Gross profit expressed as a percentage of sales was 67% for the second quarter of fiscal 2008 as compared to 75% for the same period in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily associated with revenue generated from a license agreement with a domestic radio manufacturer in the second quarter of fiscal 2007, which revenue did not recur during the same period in 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of fiscal 2008 were $615,000, as compared to $408,000 for the same quarter in fiscal 2007. This increase of 51% was primarily attributable to an increase in general and administrative expenses of $167,000 and an increase in selling and marketing expenses of $40,000 during the second quarter of the 2008 fiscal year.
The increase in general and administrative costs during the second quarter of 2008 was primarily attributable to an increase in personnel related costs of $106,000 and an increase in the recognition of stock based compensation expense of $65,000.
The increase in selling costs was primarily attributable to an increase in third party sales and marketing activities of $85,000, partially offset by a decrease in bid and proposal efforts of $45,000 as compared to the same period in fiscal 2007.
Product Development Costs
Product development costs for the quarter ended March 29, 2008 were $306,000, compared to $268,000 for the quarter ended March 31, 2007, an increase of $38,000 or 14%. This increase was primarily attributable to an increase in personnel-related costs of $101,000 and an increase in outside consulting, training and recruiting costs of $67,000 during the quarter ended March 29, 2008. There was also an increase in materials utilized on internal product development projects of approximately $23,000. The increase was partially offset by an increase in engineering manufacturing and sales support and an increase in billable contract engineering, both of which decreased product development costs by approximately $70,000 and $94,000, respectively, as personnel were redeployed from internal product development efforts to support efforts and billable contract work.
Engineering costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $544,000 of billable engineering services revenue generated during the second quarter of fiscal 2008 and $13,000 generated during the same period of fiscal 2007.
Net Income
The Company’s net income was $210,000 for the second quarter of fiscal 2008, as compared to $312,000 for the same period of fiscal 2007. This 33% decrease in income is primarily attributable to a 36% increase in operating expenses partially offset by a 14% increase in gross profit. For the three months ended March 29, 2008 the Company used available tax loss carryforwards against pre-tax income of $209,554 such that there is no tax provision recognized in the income statement. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Six Months ended March 29, 2008 as compared to Six Months ended March 31, 2007
Net Sales
Net sales for the six months ended March 29, 2008 were $3,948,000, as compared to $2,050,000 for the six months ended March 31, 2007, an increase of 93%. Sales for the first six months of fiscal 2008 consisted of $3,598,000, or 91%, from domestic sources and $350,000, or 9%, from international customers as compared to the same period in fiscal 2007, during which sales consisted of $1,650,000, or 80%, from domestic sources and $400,000, or 20%, from international customers.
Foreign sales consisted of shipments to nine different countries during the six months ended March 29, 2008 and 13 different countries during the six months ended March 31, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of 2008 and 2007:

	2008	2007

Saudi Arabia	$94,000	$5,000
United Kingdom	89,000	—
Sri Lanka	59,000	14,000
Colombia	40,000	1,000
Lebanon	36,000	—
Indonesia	—	117,000
Sweden	—	99,000
Bahrain	—	71,000
Italy	—	56,000
Morocco	—	11,000
Other	32,000	26,000

	$350,000	$400,000

Revenue for the first six months of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U. S. radio manufacturer amounting to $2,247,000. There were additional sales of our narrowband radio encryptors to three (two domestic and one foreign) customers amounting to $223,000. We also sold our data link encryptors to two domestic customers amounting to $157,000. Foreign sales included a sale of our secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000 and a sale of our frame relay and internet protocol encryptor product line to two customers amounting to $183,000. In addition, we had billings under a program with the U.S. government for engineering services work amounting to $967,000.
Revenue for the first six months of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to two U. S. customers amounting to $820,000 and $308,000, respectively, and a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000. Additional sales included an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and an order for $99,000 worth of encryption equipment used in missile testing systems by a customer in Sweden. We also generated $337,500 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $112,000 worth of integrated circuit chips.
Gross Profit
Gross profit for the first six months of fiscal 2008 was $2,543,000 as compared to gross profit of $1,502,000 for the same period of fiscal 2007, an increase of 69%. Gross profit expressed as a percentage of sales was 64% for the first six months of fiscal 2008 as compared to 73% for the same period in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily associated with revenue generated from a license agreement with a domestic radio manufacturer in the first six months of fiscal 2007, which revenue did not recur during the same period in 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first six months of fiscal 2008 were $1,050,000, as compared to $860,000 for the same six months in fiscal 2007. This increase of 22% was primarily attributable to an increase in general and administrative expenses of $175,000 and an increase in selling and marketing expenses of $15,000 during the first six months of the 2008 fiscal year.
The increase in general and administrative costs during the first six months of 2008 was primarily attributable to an increase in personnel related costs of approximately $110,000 and an increase in the recognition of stock based compensation expense of $51,000. There was also an increase in fees for professional services of approximately $14,000 during the first six months of the 2008 fiscal year.
The increase in selling costs was primarily attributable to an increase in third party sales and marketing activities of $163,000, partially offset by a decrease in bid and proposal efforts of $126,000 as compared to the same period in fiscal 2007.
Product Development Costs
Product development costs for the six months ended March 29, 2008 were $587,000, compared to $487,000 for the six months ended March 31, 2007, an increase of $100,000 or 21%. This increase was primarily attributable to an increase in personnel-related costs of $201,000 and an increase in outside consulting, training and recruiting costs of $95,000 during the six months ended March 29, 2008. There was also an increase in materials utilized on internal product development projects of approximately $19,000. The increase was partially offset by an increase in billable contract engineering, which decreased product development costs by approximately $225,000, as personnel were redeployed from internal product development efforts to support billable contract work.
Engineering costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $967,000 of billable engineering services revenue generated during the first six months of fiscal 2008 and $13,000 during the same period of fiscal 2007.
Net Income
The Company’s net income was $962,000 for the first six months of fiscal 2008, as compared to $195,000 for the same period of fiscal 2007. This 393% increase in income is primarily attributable to a 69% increase in gross profit partially offset by a 22% increase in operating expenses. For the six months ended March 29, 2008 the Company used available tax loss carryforwards against pre-tax income of $961,828 such that there is no tax provision recognized in the income statement. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 29, 2008, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents increased by $483,000, or 18%, to $3,106,000 as of March 29, 2008, from a balance of $2,622,000 at September 29, 2007. This increase was primarily attributable to cash generated from net income of $962,000, proceeds from stock issuance of $283,000 and stock based compensation of $107,000 during the period. This increase was partially offset by an increase in accounts receivable and a decrease in accounts payable and other accrued expenses of $609,000 and $316,000, respectively, during the first six months of fiscal 2008.
Our results during the first six months of fiscal 2008 met our expectations. We have been able to secure several large orders for our radio encryption products which are being deployed in Afghanistan by our customer, a domestic radio manufacturer. Approximately $822,000 in orders shipped to this customer during the second quarter of fiscal 2008. In fiscal 2007, we secured two new programs for our engineering services work amounting to $2.4 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2008. We billed $967,000 during the first six months of 2008 under these programs. Previously we completed the development of a major upgrade program for our customer in Egypt, which is important to the Company because it opened the door for future hardware procurements of the upgraded product line. The results of this effort were realized in April 2008 with the award of a contract from the U.S. Army, Communications and Electronics Command (CECOM) for upgrades and supplies to be shipped to Egypt amounting to $5.75 million. This order is expected to ship over the next 18 months.
Backlog at March 29, 2008 amounted to approximately $2.2 million. The orders in backlog are expected to ship during fiscal 2008 and the first quarter of fiscal 2009 depending on customer requirements and product availability. Following receipt of the CECOM order referenced above the Company’s backlog at April 23, 2008 was $7.5 million.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first six months of fiscal 2008 or at any time during fiscal year 2007.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 29, 2008 and March 31, 2007 there were no outstanding standby letters of credit. When necessary the Company secures its outstanding standby letters of credit with its line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the six months ended March 29, 2008 and March 31, 2007 was $80,000 and $74,000, respectively.

The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2008.
During the remainder of fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. We expect that the products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2009. As a result of our profitability during fiscal 2007 and the first six months of fiscal 2008, the backlog at March 29, 2008 of $2.2 million and the contract award from the U.S. Army, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On February 11, 2008, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, one director was elected to serve on the Board of Directors as the Class II director for a term of three years expiring at the 2011 Annual Meeting of Stockholders. Robert T. Lessard received 1,287,455 votes, and 19,926 votes were withheld. Robert T. Lessard is joined by Carl H. Guild, Jr., Thomas E. Peoples and Mitchell B. Briskin on the Board of Directors of the Company. Also at the meeting, stockholders voted to ratify the appointment of Vitale, Caturano & Company, Ltd. as the independent registered public accounting firm for the Company for the fiscal year ending September 27, 2008. Vitale, Caturano & Company, Ltd. received 1,305,452 votes in favor of its appointment, 51 votes against and 1,877 shares were not voted.
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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
Date May 12, 2008	By:	/s/ Carl H. Guild, Jr.
Date Carl H. Guild, Jr., President and
Chief Executive Officer

Date May 12, 2008	By:	/s/ Michael P. Malone
Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002