Form 10QSB
period 2008-06-28
TECHNICAL COMMUNICATIONS CORP
filed 2008-08-13
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from  _____  to  _____
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,433,535 shares of Common Stock, $.10 par value, outstanding as of August 8, 2008.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 28, 2008	September 29, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,050,215	$2,622,288
Accounts receivable — trade, less allowance of $25,000 at June 28, 2008 and $35,000 at September 29, 2007	394,560	420,527
Inventories, net	1,711,946	1,908,157
Other current assets	119,076	96,051

Total current assets	6,275,797	5,047,023

Equipment and leasehold improvements	3,076,934	2,961,268
Less: accumulated depreciation and amortization	(2,887,797)	(2,853,906)

Equipment and leasehold improvements, net	189,137	107,362

Total Assets	$6,464,934	$5,154,385

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$150,371	$253,683
Accrued liabilities
Accrued compensation and related expenses	398,060	449,111
Accrued expenses	171,196	263,235

Total current liabilities	719,627	966,029

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,433,767 shares issued and outstanding at June 28, 2008 and 1,382,767 at September 29, 2007	143,377	138,277
Additional paid-in capital	1,921,211	1,517,599
Retained earnings	3,680,719	2,532,480

Total stockholders’ equity	5,745,307	4,188,356

Total Liabilities and Stockholders’ Equity	$6,464,934	$5,154,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 28, 2008	June 30, 2007

Net sales	$1,699,817	$1,119,531
Cost of sales	679,127	369,388

Gross profit	1,020,690	750,143

Operating expenses:
Selling, general and administrative expenses	658,957	407,239
Product development costs	192,218	258,592

Total operating expenses	851,175	665,831

Operating income	169,515	84,312

Other income:
Interest income	16,896	24,326

Total other income	16,896	24,326

Net income before provision for income taxes	186,411	108,638

Provision for income taxes	—	—

Net income	$186,411	$108,638

Net income per common share:
Basic	$0.13	$0.08
Diluted	$0.11	$0.07

Weighted average shares:
Basic	1,433,535	1,378,025
Diluted	1,722,608	1,597,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	June 28, 2008	June 30, 2007

Net sales	$5,647,929	$3,169,341
Cost of sales	2,083,831	917,235

Gross profit	3,564,098	2,252,106

Operating expenses:
Selling, general and administrative expenses	1,709,298	1,267,412
Product development costs	779,499	745,537

Total operating expenses	2,488,797	2,012,949

Operating income	1,075,301	239,157

Other income (expense):
Interest income	72,938	65,189
Interest expense	—	(624)

Total other income:	72,938	64,565

Net income before provision for income taxes	1,148,239	303,722

Provision for income taxes	—	—

Net income	$1,148,239	$303,722

Net income per common share:
Basic	$0.82	$0.22
Diluted	$0.69	$0.20

Weighted average shares:
Basic	1,407,808	1,374,358
Diluted	1,667,364	1,521,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 28, 2008	June 30, 2007

Operating Activities:
Net income	$1,148,239	$303,722

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,891	22,900
Stock-based compensation	125,852	74,313

Changes in assets and liabilities:
Accounts receivable	25,967	(89,422)
Inventories	196,211	(277,677)
Other current assets	(23,025)	(19,651)
Accounts payable and other accrued liabilities	(246,402)	282,943

Net cash provided by operating activities	1,260,733	297,128

Investing Activities:
Additions to equipment and leasehold improvements	(115,666)	(36,345)

Net cash used in investing activities	(115,666)	(36,345)

Financing Activities:
Proceeds from stock issuance	282,860	8,472

Net cash provided by financing activities	282,860	8,472

Net increase in cash and cash equivalents	1,427,927	269,255

Cash and cash equivalents at beginning of the period	2,622,288	1,870,713

Cash and cash equivalents at the end of the period	$4,050,215	$2,139,968

Supplemental Disclosures:

Interest paid	$—	$624
Income taxes paid	19,000	503
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
NOTE 1. Summary of Significant Accounting Policies and Significant Judgments and Estimates
Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Inventory
The Company values inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value of the inventory. A review is periodically performed of inventory quantities on hand and the Company records a provision for excess and/or obsolete inventory based primarily on the estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain products, demand and usage for these products and materials can fluctuate significantly. A significant decrease in demand for these products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, the Company’s industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated or unfavorable changes in demand or technological developments could have a significant negative impact on the value of inventory and would reduce our reported operating results.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets as of June 28, 2008 and September 29, 2007, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
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
FIN 48 requires that an enterprise determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Based on its assessment, the Company has concluded that there are no significant uncertain tax positions that require recognition in the financial statements as of June 28, 2008.
The Company files federal and state income tax returns. The Company has had accumulated losses, which are still available to offset future income, since fiscal year 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, the Company’s tax years since fiscal 2000 remain open to examination by the major taxing jurisdictions in which the Company is subject.
With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense.
Stock-Based Compensation
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (“SFAS No. 123R”) using the modified prospective method and, accordingly, has not restated prior period results. SFAS No. 123R establishes the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

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

	Three Months Ended
	June 28, 2008	June 30, 2007
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	3.18%	4.58%
Stock volatility	90%	149%
Dividend yield	-0-	-0-
There were 34,000 options granted during the nine months ended June 28, 2008 and 16,500 options granted during the nine months ended June 30, 2007. The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations for the three and nine months ended June 28, 2008 and June 30, 2007 (unaudited):

	June 28, 2008		June 30, 2007
	3 months	9 months	3 months	9 months

Cost of sales	$1,692	$5,587	$1,769	$5,159
Selling, general and administrative	3,022	86,062	14,788	46,457
Product development costs	13,683	34,203	7,993	22,697

Total share-based compensation expense before taxes	$18,397	$125,852	$24,550	$74,313

As of June 28, 2008 and June 30, 2007, there was $211,302 and $192,542, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of June 28, 2008: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 850,000 shares authorized under these plans, of which 574,034 and 615,834 were outstanding at June 28, 2008 and June 30, 2007, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of June 28, 2008, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 22,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following tables summarize stock option activity during the first nine months of 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 29, 2007	612,034	$3.12
Grants	34,000
Exercises	(51,000)
Cancellations	(21,000)

Outstanding at June 28, 2008	574,034	$3.01	4.66 years

Information related to the stock options outstanding as of June 28, 2008 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	160,334	4.31	$0.96	160,334	$0.96
$1.01 - $2.00	1,200	3.56	$1.27	1,200	$1.27
$2.01 - $3.00	68,200	4.61	$2.56	60,460	$2.51
$3.01 - $4.00	302,800	4.24	$3.73	268,700	$3.75
$4.01 - $5.00	3,500	4.97	$4.71	2,300	$4.57
$5.01 - $10.00	38,000	9.53	$6.69	14,800	$7.28

	574,034	4.66	$3.13	507,794	$2.82

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 28, 2008 was $1,496,224. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 2. Inventories
Inventories consisted of the following:

	June 28, 2008	September 29, 2007
	(unaudited)
Finished goods	$51,834	$408,995
Work in process	639,690	478,883
Raw materials	1,020,422	1,020,279

	$1,711,946	$1,908,157

NOTE 3. Income Taxes
For the nine months ended June 28, 2008 the Company used available tax loss carryforwards against pre-tax income of $1,148,239 such that there is no tax provision recognized in the income statement.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. As of June 28, 2008, the Company had available tax loss carryforwards for federal income tax purposes of approximately $4,184,000, expiring through 2026.
NOTE 4. Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings per share were calculated as follows (unaudited):

	June 28, 2008		June 30, 2007
	3 months	9 months	3 months	9 months

Net income	$186,411	$1,148,239	$108,638	$303,722

Weighted average shares — basic	1,433,535	1,407,808	1,378,025	1,374,358
Dilutive effect of stock options	289,073	259,556	219,127	147,270

Weighted average shares — diluted	1,722,608	1,667,364	1,597,152	1,521,628

Basic income per share	$0.13	$0.82	$0.08	$0.22
Diluted income per share	$0.11	$0.69	$0.07	$0.20
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 34,000 (for the three and nine month period) at June 28, 2008 and 204,500 (for the nine month period) and 76,500 (for the three month period) at June 30, 2007.
NOTE 5. Major Customers and Export Sales
During the quarter ended June 28, 2008, the Company had two customers that represented 92% (69% and 23%, respectively) of net sales as compared to the same period in fiscal 2007 where three customers represented 96% (50%, 24% and 22%, respectively) of net sales. During the nine months ended June 28, 2008, the Company had two customers that represented 85% (61% and 24%, respectively) of net sales as compared to the same period in fiscal 2007 where two customers represented 58% (44% and 14%, respectively) of net sales.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 28, 2008		June 30, 2007
	3 months	9 months	3 months	9 months

Domestic	$1,662,206	$5,260,437	$1,104,711	$2,754,292
Foreign	37,611	387,492	14,820	415,049

Total sales	$1,699,817	$5,647,929	$1,119,531	$3,169,341

The Company sold products into 11 countries during the nine months ended June 28, 2008 and 14 countries during the nine months ended June 30, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 28, 2008		June 30, 2007
	3 months	9 months	3 months	9 months

Thailand	72.6%	13.6%	33.3%	1.2%
Canada	20.3%	2.0%	—	—
Saudi Arabia	—	24.4%	—	1.5%
United Kingdom	—	23.0%	—	—
Sri Lanka	—	15.2%	—	3.4%
Colombia	—	10.2%	37.0%	1.5%
Lebanon	—	9.2%	—	—
Morocco	—	—	14.0%	3.2%
Indonesia	—	—	—	28.1%
Sweden	—	—	—	23.7%
Bahrain	—	—	—	17.1%
Italy	—	—	—	13.5%
Other	7.1%	2.4%	15.7%	6.8%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 28, 2008		June 30, 2007
	3 months	9 months	3 months	9 months

North America	20.3%	2.0%	—	—
Central and South America	—	10.2%	37.0%	1.5%
Europe	—	24.6%	2.5%	42.2%
Mid-East and Africa	6.5%	49.5%	21.6%	26.8%
Far East	73.2%	13.7%	38.9%	29.5%

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including the Company’s Quarterly Reports on Form 10-QSB for the fiscal quarters ended December 29, 2007 and March 29, 2008 and the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 29, 2007.
Overview
The Company is in the business of designing, developing, manufacturing, distributing, marketing and selling communications security devices and equipment that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors, and revenue is generated primarily from the sale of these products, which have traditionally been made directly or indirectly to foreign governments, which include purchases by domestic customers who in turn sell to foreign governments. We have also sold these products to commercial entities and U.S. government agencies. We generate additional revenues from contract engineering services performed for certain government agencies, both domestic and foreign.
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

Results of Operations
Three Months ended June 28, 2008 as compared to Three Months ended June 30, 2007
Net Sales
Net sales for the quarter ended June 28, 2008 were $1,700,000, as compared to $1,120,000 for the quarter ended June 30, 2007, an increase of 52%. Sales for the third quarter of fiscal 2008 consisted of $1,662,000, or 98%, from domestic sources and $38,000, or 2%, from international customers as compared to the same period in fiscal 2007, during which sales consisted of $1,105,000, or 99%, from domestic sources and $15,000, or 1%, from international customers.
Foreign sales consisted of shipments to four different countries during the quarter ended June 28, 2008 and six different countries during the quarter ended June 30, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the third fiscal quarters of 2008 and 2007:

	2008	2007
Thailand	$27,000	$5,000
Other	11,000	10,000

	$38,000	$15,000

Revenue for the third quarter of fiscal 2008 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,171,000. In addition, the Company had billings under a program with the U.S. government for engineering services work amounting to $400,000.
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
Gross Profit
Gross profit for the third quarter of fiscal 2008 was $1,021,000 as compared to gross profit of $750,000 for the same period of fiscal 2007, an increase of 36%. Gross profit expressed as a percentage of sales was 60% for the third quarter of fiscal 2008 as compared to 67% for the same period in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily associated with higher margin products sold during the third quarter of 2007.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2008 were $659,000, as compared to $407,000 for the same quarter in fiscal 2007. This increase of 62% was primarily attributable to an increase in general and administrative expenses of $49,000 and an increase in selling and marketing expenses of $203,000 during the third quarter of the 2008 fiscal year.
The increase in general and administrative costs during the third quarter of 2008 was primarily attributable to an increase in personnel related costs of $67,000, offset by a decrease in recruiting costs of $12,000 and a decrease in the recognition of stock based compensation expense of $12,000.
The increase in selling and marketing costs was primarily attributable to an increase in third party sales and marketing activities of $75,000, an increase in new product evaluation activities of $35,000 and an increase in bid and proposal efforts of $82,000 as compared to the same period in fiscal 2007.
Product Development Costs
Product development costs for the quarter ended June 28, 2008 were $192,000, compared to $259,000 for the quarter ended June 30, 2007, a decrease of $67,000 or 26%. This decrease was primarily attributable to a decrease in recruiting cost of $68,000 and an increase in engineering manufacturing and sales support, which decreased product development costs by approximately $152,000, as personnel were redeployed from internal product development efforts to support efforts. The decrease was partially offset by an increase in billable contract engineering, which increased product development costs by approximately $46,000, an increase in personnel-related costs of $55,000, an increase in outside consulting of $20,000 and a decrease in the recognition of stock based compensation expense of $6,000 during the quarter ended June 28, 2008. There was also an increase in materials utilized on internal product development projects of approximately $13,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $400,000 of billable engineering services revenue generated during the third quarter of fiscal 2008 and $272,000 generated during the same period of fiscal 2007.
Net Income
The Company’s net income was $186,000 for the third quarter of fiscal 2008, as compared to $109,000 for the same period of fiscal 2007. This 71% increase in income is primarily attributable to a 36% increase in gross profit partially offset by a 28% increase in operating expenses. For the three months ended June 28, 2008 the Company used available tax loss carryforwards against pre-tax income of $186,000 such that there is no tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Nine Months ended June 28, 2008 as compared to Nine Months ended June 30, 2007
Net Sales
Net sales for the nine months ended June 28, 2008 were $5,648,000, as compared to $3,169,000 for the nine months ended June 30, 2007, an increase of 78%. Sales for the first nine months of fiscal 2008 consisted of $5,260,000, or 93%, from domestic sources and $388,000, or 7%, from international customers as compared to the same period in fiscal 2007, during which sales consisted of $2,754,000, or 87%, from domestic sources and $415,000, or 13%, from international customers.
Foreign sales consisted of shipments to 11 different countries during the nine months ended June 28, 2008 and 14 different countries during the nine months ended June 30, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of 2008 and 2007:

	2008	2007

Saudi Arabia	$94,000	$5,000
United Kingdom	89,000	—
Sri Lanka	59,000	14,000
Thailand	53,000	5,000
Colombia	40,000	6,000
Lebanon	36,000	—
Indonesia	—	117,000
Sweden	—	99,000
Bahrain	—	71,000
Italy	—	56,000
Other	17,000	42,000

	$388,000	$415,000

Revenue for the first nine months of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U. S. radio manufacturer amounting to $3,418,000. There were additional sales of our narrowband radio encryptors to three (two domestic and one foreign) customers amounting to $223,000. We also sold our data link encryptors to two domestic customers amounting to $157,000. Foreign sales included a sale of our secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000 and a sale of our frame relay and internet protocol encryptor product line to two customers amounting to $183,000. In addition, we had billings under a program with the U.S. government for engineering services work amounting to $1,367,000.
Revenue for the first nine months of fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to three U. S. customers amounting to $1,377,000, $308,000 and $259,000, respectively, and a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000. Additional sales included an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. We also generated $338,000 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $119,000 worth of integrated circuit chips during the period. During the second quarter of fiscal 2007 we finalized a program with the U.S. government valued at $1.4 million for engineering services work. This project generated $285,000 in revenue through the nine months ended June 30, 2007.

Gross Profit
Gross profit for the first nine months of fiscal 2008 was $3,564,000 as compared to gross profit of $2,252,000 for the same period of fiscal 2007, an increase of 58%. Gross profit expressed as a percentage of sales was 63% for the first nine months of fiscal 2008 as compared to 71% for the same period in fiscal 2007. The decrease in gross profit as a percentage of sales was primarily associated with revenue generated from a license agreement with a domestic radio manufacturer in the first nine months of fiscal 2007, which revenue did not recur during the same period in 2008.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first nine months of fiscal 2008 were $1,709,000, as compared to $1,267,000 for the same period in fiscal 2007. This increase of 35% was primarily attributable to an increase in general and administrative expenses of $223,000 and an increase in selling and marketing expenses of $219,000 during the first nine months of the 2008 fiscal year.
The increase in general and administrative costs during the first nine months of 2008 was primarily attributable to an increase in personnel related costs of approximately $177,000 and an increase in the recognition of stock based compensation expense of $44,000. There was also an increase in recruiting fees of approximately $12,000 during the first nine months of the 2008 fiscal year.
The increase in selling and marketing costs was primarily attributable to an increase in third party sales and marketing activities of $225,000 and an increase in new product evaluation activities of $35,000, partially offset by a decrease in bid and proposal efforts of $43,000 as compared to the same period in fiscal 2007.
Product Development Costs
Product development costs for the nine months ended June 28, 2008 were $779,000, compared to $746,000 for the nine months ended June 30, 2007, an increase of $33,000 or 4%. This increase was primarily attributable to an increase in personnel-related costs of $255,000 and an increase in outside consulting costs of $69,000 during the nine months ended June 28, 2008. There was also an increase in materials utilized on internal product development projects of approximately $32,000. The increase was partially offset by a decrease in recruiting costs of $30,000. In addition there was an increase in billable contract engineering and engineering efforts for bid and proposal and new product evaluation, which decreased product development costs by approximately $178,000 and $156,000, respectively, as personnel were redeployed from internal product development efforts to support these other efforts.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,367,000 of billable engineering services revenue generated during the first nine months of fiscal 2008 and $285,000 during the same period of fiscal 2007.

Net Income
The Company’s net income was $1,148,000 for the first nine months of fiscal 2008, as compared to $304,000 for the same period of fiscal 2007. This 278% increase in income is primarily attributable to a 58% increase in gross profit partially offset by a 24% increase in operating expenses. For the nine months ended June 28, 2008 the Company used available tax loss carryforwards against pre-tax income of $1,148,000 such that there is no tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 28, 2008, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $1,428,000, or 55%, to $4,050,000 as of June 28, 2008, from a balance of $2,622,000 at September 29, 2007. This increase was primarily attributable to cash generated from net income of $1,148,000, proceeds from stock issuance of $283,000, a decrease in inventory of $196,000 and stock based compensation of $126,000 during the period. This increase was partially offset by an increase in additions to equipment and a decrease in accounts payable and other accrued expenses of $116,000 and $246,000, respectively, during the first nine months of fiscal 2008.
Our results during the first nine months of fiscal 2008 met our expectations. We were able to secure several large orders for our radio encryption products which are being deployed in Afghanistan by our customer, a domestic radio manufacturer. Approximately $3.5 million in orders shipped to this customer during the first nine months of fiscal 2008. In fiscal 2007, we secured two new programs for our engineering services work amounting to $2.4 million. During the third quarter ended June 28, 2008 we received an amendment to one of these contracts adding an additional $1.2 million in funding. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2009. We billed $1,367,000 during the first nine months of 2008 under these programs. Previously we completed the development of a major upgrade program for our customer in Egypt, which was important to the Company because it opened the door for future hardware procurements of the upgraded product line. The results of this effort were realized in April 2008 with the award of a contract from the U.S. Army, Communications and Electronics Command (CECOM) for upgrades and supplies to be shipped to Egypt amounting to $5.75 million. This order is expected to ship over the next 15 months.
Backlog at June 28, 2008 amounted to approximately $7.6 million. The orders in backlog are expected to ship during fiscal 2008 and the first quarter of fiscal 2009, excluding the CECOM order referenced above, which is expected to ship through the first quarter of fiscal 2010.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first nine months of fiscal 2008 or at any time during fiscal year 2007.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 28, 2008 and June 30, 2007 there were no outstanding standby letters of credit. When necessary the Company secures its outstanding standby letters of credit with its line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the nine months ended June 28, 2008 and June 30, 2007 was $119,000 and $114,000, respectively.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2008.
During the remainder of fiscal 2008, the Company expects to maintain and possibly increase its investment in internal product development. We expect that the products comprising the Secure Wireless product line will continue to evolve and respond to new customer requirements. It is also expected that CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. TCC will also continue its work evaluating new product options in the high-speed bulk encryption markets for military applications. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program. The Company also may pursue small, targeted acquisitions of strategic partners to expand its product line or customer base. This strategy will require capital, and the Company may have to access the capital markets in the event its available resources are insufficient to pursue such strategy.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2009. As a result of our profitability during fiscal 2007 and the first nine months of fiscal 2008, the backlog at June 28, 2008 of $7.6 million, including the contract award from the U.S. Army, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits and Reports on Form 8-K

10.1
Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

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

TECHNICAL COMMUNICATIONS CORPORATION

(Registrant)

August 11, 2008 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief
Executive Officer

August 11, 2008 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002