Form 10-K
period 2008-09-27
TECHNICAL COMMUNICATIONS CORP
filed 2008-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008

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
Common Stock, $.10 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐
Based on the closing price as of March 29, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 29, 2008, was approximately $6,799,931.
The number of shares of the registrant’s Common Stock, par value $ .10 per share, outstanding as of December 12, 2008 was 1,448,995.
Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2009 Annual Meeting of Shareholders to be held February 9, 2009 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION
Annual Report on Form 10-K
For the Year Ended September 27, 2008

PART I
Item 1. BUSINESS
Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 110 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.
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

2008 Highlights and Recent Events
Fiscal 2008 produced positive financial performance with improvements in both revenues and profitability. These results reflect our successes in developing new international projects that have a sustainable follow-on business base combined with new opportunities for the introduction of the entire TCC product line. Both the radio and network encryption product lines produced significant sales and orders during the year, boosting our revenues in 2008 and our business outlook for fiscal 2009.
Revenues in fiscal 2008 increased to $6,900,000, which is a 39% increase over fiscal 2007, and we produced a profit of $1,061,000 for the period, up 25% from 2007. These results are largely due to continuing strong sales of our radio encryption products. In addition to the improved sales and profit performance, TCC’s backlog at the end of the year was $7,146,000, which is a 93% increase from the fiscal 2007 year-end position. Subsequent orders have increased backlog to approximately $9,500,000 as of mid-December 2008, which provides a strong foundation for revenue performance in 2009 and 2010. For the fiscal year ended September 27, 2008, the Company reported revenues of $6,852,000 as compared to $4,920,000 for the previous year. Income for fiscal year 2008 was $1,061,000 or $0.75 per share, as compared to a net income of $846,000 or $0.62 per share in fiscal 2007.
During fiscal 2008, significant sales were generated by our DSP9000 radio encryption product line with shipments to several customers in South America and a continuation of sales destined for use in Afghanistan by both the coalition and indigenous forces. TCC’s DSP9000 family of radio encryption products is a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF, UHF and VHF radio bands. The DSP9000 products have the very attractive feature that they mate to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces which may be using radios produced by different manufacturers. We believe that the DSP9000 provides a universal encryption solution that is readily deployable, cost effective and adaptable to meet unique user requirements.
TCC’s network products also performed well in 2008. During the year, we received a contract, currently valued at $6,300,000, for production of our DSD72A-SP Military Bulk Encryptors in support of a major customer in the Middle East. This U.S. government foreign military sales contract will continue the expansion of the customer’s networks and provide improved features for the user’s key management system. We also expect that the evolution of this customer’s radio systems will provide opportunities for upgrades and adaptations of the deployed bulk encryptors in the future. TCC maintains a strong record of being supportive of our customers’ requirements and providing unique customized solutions to maintain a high security level as the transmission systems change.
In the area of internal product development, TCC continues to invest in the development of new products that expand the application and roles of our product lines. We expect that future network encryption needs in the international government markets will be met with a new generation of very high speed military encryptors currently under development. These encryptors are capable of providing high speed, fiber optic connectivity combined with rugged field environment reliability for the most demanding military applications. Other ongoing product developments are expected to focus on creating new connectivity options that allow insertion of our encryptors into additional networks. New universal encryption solutions for field radio security are also being researched to provide imbedded interoperability and an expanded feature set. The CipherTalk® and CipherSMS® wireless products continue to evolve to meet customer requirements for new platforms and capabilities.
TCC’s other product lines — secure telephony, custom network encryption and military data encryption — are all performing to plan and continue to provide a solid business base for the company. With these products and those highlighted above, TCC continues to provide a broad range of high quality encryption equipment that meets the demanding requirements of a growing worldwide market.
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

The Company’s Secure Office Systems products primarily consist of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced the first in a new line of secure wireless products as part of our Secure Office Systems product line. During 2007 we introduced a new flip phone model for this product line. The market for this product line has developed more slowly than we anticipated and we expect it will take the greater part of fiscal 2009 before this product line generates consistent revenue.
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
The Company’s Secure Telephone, Fax and Data system is a comprehensive office communications security system that provides voice, fax and data encryption in a telephone package. The product has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications are possible even over poor line conditions. TCC’s high-level encryption and automated key distribution system protect sensitive information, and internal storage of 400 keys provides hands-off security.
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
The CipherTalk8000 is a wireless secure mobile telephone designed to provide encrypted mobile communications anywhere in the world. Its radio interface will operate on the North American, Latin American 850 MHz GSM band; the European, Asian, Latin American 900 MHz GSM band; the European, Latin American 1800 MHz GSM band; and the North American, Latin American 1900 MHz GSM band. The CipherTalk8000, introduced in 2005, is the first product in what the Company expects to be a new line of secure wireless products.

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
The Company’s Frame Relay Network Encryptor is an end-to-end frame relay encryption system and is configured locally with Cipher Site Manager, its accompanying software configuration tool, or remotely with KEYNETTM (discussed below).
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
Competition
The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Plc, Motorola Inc., General Dynamics Corporation, Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel-Lucent.
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
Sales and Backlog
In fiscal year 2008, the Company had two customers representing 78% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan amounting to 51% of sales and fees generated by our engineering services efforts for one customer representing 27% of sales. In fiscal year 2007, the Company had two customers representing 59% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan amounting to 43% of sales and fees generated by our engineering services efforts for one customer representing 16% of sales.
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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 27, 2008 and September 29, 2007 was approximately $7,146,000 and $3,626,000, respectively.
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
All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency, the General Accountability Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.
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
Manufacturing
TCC has several manufacturing subcontractors and suppliers that provide outside processing of electronic circuit boards, fabrication of metal components, and supply of electronic components. For the majority of purchased materials and services, TCC has multiple suppliers that are able to deliver materials and services under short-term delivery purchase orders. Payment is typically made after delivery, based upon standard credit arrangements. For a small minority of parts, there are limited sources of supply. In such cases, TCC monitors source availability and usually stocks for anticipated long-term requirements to assure manufacturing continuity. Notwithstanding the Company’s efforts to maintain material supplies, shortages can and do develop, necessitating delays in production, significant engineering development effort to find alternative solutions and, if production cannot be maintained, the discontinuation of the affected product design.

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
Technological Expertise
The Company’s technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company also has a number of registered and unregistered trademarks for various products, none of which are material to the conduct of TCC’s business.
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
Research and Development
Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 27, 2008 and September 29, 2007, the Company spent $942,000 and $891,000, respectively, on product development.
In fiscal 2009, the Company expects to increase its investment in internal product development. Our plan is to evaluate several technical options for enhancing the radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.

Other than those stated above, there are no plans for significant internal product development in fiscal 2009.
Foreign Operations
The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2008 and 2007 because the mix of products sold abroad included more products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.
The Company utilizes the services of sales representatives, consultants and distributors in connection with foreign sales. Typically, representatives are paid commissions and consultants are paid fixed amounts on a stipulated schedule in return for services rendered. Distributors are granted discounted pricing.
The export from the United States of many of the Company’s products may require the issuance of a license by the Department of State under the Arms Export Control Act of 1976, as amended, or by the Department of Commerce under the Export Administration Act as kept in force by the International Emergency Economic Powers Act of 1977, as amended. The licensing process is discussed in more detail under the “Regulatory Matters” section above.
In fiscal years 2008 and 2007, sales to international customers accounted for approximately 14% and 18%, respectively, of our net sales. In fiscal 2008 a significant portion of domestic sales (59%) were made to a domestic radio manufacturer who shipped our radio encryption products overseas for use in Afghanistan. Based on our historical results we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:
•	changes in regulatory requirements,

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements,

•	fluctuations in foreign currency exchange rates,

•	delays in placing orders,

•	the complexity and necessity of using foreign representatives, consultants and distributors,

•	the uncertainty of the ability of foreign customers to finance purchases,

•	uncertainties and restrictions concerning the availability of funding credit or guarantees,

•	imposition of tariffs or embargoes, export controls and other trade restrictions,

•	the difficulty of managing and operating an enterprise spanning several countries,

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and

•
economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.
We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. government may prevent proposed sales to foreign governments.
Employees
As of September 27, 2008, the Company employed 27 full-time persons and two part-time employees, as well as several part-time consultants. The Company believes that its relationships with its employees is good.

Item 1A. RISK FACTORS
You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 27, 2008 and subsequent quarterly reports filed with the SEC.
Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.
We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:
•	introduction and market acceptance of new products and product enhancements by us and our competitors;
•	budgeting cycles of customers, including the U.S. government;
•	timing and execution of individual contracts;
•	competitive conditions in the information security industry;
•	changes in general economic conditions; and
•	shortfall of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.
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
Once our products are in use, any product failure, including software or hardware failure, which causes a breach of security with respect to our customer’s confidential communications could have a material adverse effect on TCC. There is no guarantee of product performance or that our products are adequate to protect against all security breaches. While we attempt to mitigate such risks by maintaining insurance and including warranty disclaimers and liability limitation clauses in our agreements with customers, such mitigation devices may not protect us against liability in all instances. If our products failed for any reason, our clients could experience data loss, financial loss, personal and property losses, harm to reputation, and significant business interruption. Such events may expose us to substantial liability, increased regulation and/or penalties, as well as loss of customer business and a diminished reputation. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by insurance coverage, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
If our products and services do not interoperate with our end-users’ products, orders could be delayed or cancelled, which could significantly reduce our revenues.
Our products are designed to interface with our end-users’ existing products, each of which has different specifications and utilizes multiple protocol standards. Many of our end-users’ systems contain multiple generations of products that have been added over time as these systems have grown and evolved. Our products and services must interoperate with all of these products and services as well as with future products and services that might be added to meet our end-users’ requirements. If our products do not interface with those within our end-users’ products and systems, orders for our products could be delayed or cancelled, which could significantly reduce our revenues.
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
A portion of our revenues has historically been generated under agreements with the U.S. government. Any changes or delays in the budget of the U.S. government, and in particular defense spending, could affect our business, and funding levels are difficult to predict with any certainty. Moreover, certain multi-year contracts are conditioned on the continuing availability of appropriations. However, funds are typically appropriated on a fiscal-year basis, even though contract performance may extend over many years, making future sales and revenues under multi-year contracts uncertain. Changes in appropriations and budgets as well as economic conditions generally in subsequent years may impact the funding for these contracts. In addition, changes in funding and other factors may lead to the termination of such contracts. The U.S. government typically has the right to terminate agreements for convenience with little or no penalty. Adverse changes in funding and the termination of government contracts could have a material adverse impact on the Company’s financial condition and results of operations.
Our international operations expose us to additional risks.
The Company is dependent upon its foreign sales and we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.
We also may not be successful in obtaining the necessary licenses to conduct operations abroad, including the export of many of the Company’s products, and the U.S. government may prevent proposed sales to foreign governments. Export restrictions, compliance with which imposes additional burdens on the Company, may further provide a competitive advantage to foreign competitors facing less stringent controls on their products and services.
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
If the protection of our intellectual property is inadequate, our competitors may gain access to our technologies.
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
The Company relies on a small number of customers for a large percentage of its revenues.
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
We rely on single or limited sources for the manufacture and supply of certain product components.
For a small percentage of parts, we rely upon a single or a limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we cannot assure you that we will be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

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
As of December 12, 2008, we employed 28 full-time and two part-time people as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983 and believes its condition is good. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 27, 2008 and September 29, 2007 was $159,000 and $154,000, respectively.
Item 3. LEGAL PROCEEDINGS
There are no current legal proceedings as to which TCC is a party.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to security holders for a vote during the fourth quarter of the Company’s 2008 fiscal year.
PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $.10 par value	9/27/2008	$4.51	$6.40
	6/28/2008	5.00	7.30
	3/29/2008	4.40	7.49
	12/29/2007	4.05	5.95

	9/29/2007	$4.00	$6.30
	6/30/2007	2.95	5.60
	3/31/2007	3.00	4.25
	12/30/2006	2.71	3.30
The Company has paid no cash dividends in the past and has no plans to pay cash dividends in the foreseeable future. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Bank of America, the Company is prohibited from paying dividends.
As of December 12, 2008, there were approximately 800 record holders of our Common Stock.
On December 12, 2008, the closing price of the Common Stock was $3.98.

Equity Compensation Plan Information
The following table presents information about the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding) as of the fiscal year ended September 27, 2008. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements at and as of September 27, 2008, included herewith.

				Number of
	Number of securities to		Weighted average	securities
	be issued upon exercise		exercise price of	remaining
	of outstanding options,		outstanding options,	available for
Plan category	warrants and rights		warrants and rights	future issuance
Equity compensation plans approved by stockholders	447,534	(1)	$2.54	—

Equity compensation plans not approved by stockholders	133,500	(2)	$4.54	16,500

Total	581,034		$3.05	16,500

(1)	Of the 447,534 options outstanding as of September 27, 2008, 441,994 were exercisable as of such date at an average exercise price of $2.53 per share.

(2)	Of the 133,500 options outstanding as of September 27, 2008, 73,400 were exercisable as of such date at an average exercise price of $4.24 per share.
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
Sales of Unregistered Securities and Repurchases by Issuer and Affiliated Purchasers
There were no sales by the Company of unregistered shares of the Company’s Common Stock during the 2008 fiscal year or repurchases of such stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2008 fiscal year.
Item 6. SELECTED FINANCIAL DATA
Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.
Forward-Looking Statements
The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 27, 2008 and the “Risk Factors” section included herein.
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
On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivable reserves, inventory reserves, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
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
Inventory
We value our inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.
Accounts Receivable
Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income.

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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $3.0 million as of September 27, 2008, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.
Stock Based Compensation
Effective October 1, 2006, we adopted the provisions of the SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS No. 123. We expense share-based compensation under the straight-line method.
The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change over time. Any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.
Results of Operations
Year ended September 27, 2008 as compared to year ended September 29, 2007
Net Sales
Net sales for the years ended September 27, 2008 and September 29, 2007 were $6,852,000 and $4,920,000, respectively, an increase of $1,932,000 or 39%. Sales for fiscal 2008 consisted of $5,865,000, or 86%, from domestic sources and $987,000, or 14%, from international customers as compared to fiscal 2007, in which sales consisted of $4,018,000, or 82%, from domestic sources and $902,000, or 18%, from international customers.

Foreign sales consisted of shipments to 13 different countries during the year ended September 27, 2008 and 15 different countries during the year ended September 29, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2008	2007
Columbia	$639,000	$478,000
Indonesia	—	117,000
Saudi Arabia	94,000	6,000
Sweden	—	99,000
Other	254,000	202,000

	$987,000	$902,000

Revenue for fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U.S. radio manufacturer amounting to $3,486,000. There were additional sales of our narrowband radio encryptors to five (two domestic and three foreign) customers amounting to $461,000. We also sold our data link encryptors to two domestic customers amounting to $157,000 during the 2008 fiscal year. Foreign sales for fiscal 2008 included a sale of our secure telephone, fax, and data encryptors to a South American customer amounting to $400,000 and a sale of our frame relay and internet protocol encryptor product line to two customers amounting to $183,000. In addition, we had billings under two programs with the U.S. government for engineering services work amounting to $1,887,000.
Revenue for fiscal 2007 was primarily derived from the sale of our narrowband radio encryptors to three domestic customers amounting to $2,674,000 and to a customer in Colombia amounting to $462,000. Additional sales during the period included a sale of our secure telephone, fax, and data encryptors to a customer in Indonesia amounting to $120,000, an order from a customer in Bahrain for our fax encryptors amounting to $71,000 and the sale of $99,000 worth of encryption equipment used in missile testing systems to a customer in Sweden. We also generated $338,000 in revenue as a result of a license agreement with a large domestic radio manufacturer. This customer also purchased $119,000 worth of integrated circuit chips during the period. In addition, we had billings under two programs with the U.S. government for engineering services work amounting to $769,000.
Gross Profit
Gross profit for fiscal year 2008 was $4,189,000, an increase of $784,000 or 23%, compared to gross profit of $3,405,000 for fiscal year 2007. Gross profit expressed as a percentage of sales was 61% in fiscal year 2008 compared to 69% in the prior year. The decrease in gross profit as a percentage of sales was primarily associated with revenue generated from the license agreement in the second quarter of fiscal 2007 with a military radio manufacturer and several other sales of higher margin products in fiscal 2007.
Operating Costs and Expenses
Selling, General and Administrative
Selling, general and administrative expenses for fiscal 2008 were $2,335,000, as compared to $1,748,000 for fiscal 2007. This increase of 34% was primarily attributable to an increase in general and administrative expenses of $198,000 and an increase in selling and marketing expenses of $389,000 during the 2008 fiscal year.
The increase in general and administrative costs during 2008 was primarily attributable to an increase in personnel-related costs of approximately $26,000 and an increase in the recognition of stock-based compensation expense of $28,000. There was also an increase in consulting and professional fees of approximately $95,000 and an increase in bad debt expense of $25,000 during the 2008 fiscal year.
The increase in selling and marketing costs was primarily attributable to an increase in third party sales and marketing activities of $304,000 and an increase in new product evaluation activities of $62,000, and a slight increase in personnel-related costs of $17,000 as compared to fiscal 2007.

Product Development
Product development costs for the year ended September 27, 2008 were $942,000, compared to $891,000 for the year ended September 29, 2007, an increase of $51,000 or 6%. This increase was primarily attributable to an increase in personnel-related costs of $299,000, an increase in the recognition of stock-based compensation expense of $18,000 and an increase in outside consulting costs of $69,000 during the year ended September 27, 2008. There was also an increase in materials utilized on internal product development projects of approximately $18,000 and an increase in employee training of approximately $10,000. These fiscal 2008 increases were partially offset by an increase in billable contract engineering work and engineering efforts for bid and proposal work and new product evaluation, which decreased product development costs by approximately $384,000, as personnel were redeployed from internal product development efforts to support these other efforts.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. During fiscal 2008, the level of billable engineering services work increased to $1,887,000 from $799,000 for the fiscal year ended September 29, 2007. This revenue was generated under two programs with the U.S. government.
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
Net Income
The Company generated net income of $1,061,000 for fiscal year 2008 as compared to net income of $846,000 for fiscal year 2007, a $215,000 increase in profits. This 25% increase in profitability is primarily attributable to an increase in gross profits of $784,000, offset by an increase in operating expenses of $638,000 as compared to fiscal year 2008. During fiscal year 2008, $75,000 of the prior year deferred tax valuation allowance was reversed, due to the determination by the Company that the benefits of the deferred tax asset will more likely than not be realized in future years. This amount related to prior year operating activities and was recorded as a reduction of current year income tax expense.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 27, 2008, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $1,001,000, or 38%, to $3,623,000 as of September 27, 2008, from a balance of $2,622,000 at September 29, 2007. This increase was primarily attributable to cash generated from operations of $939,000 and proceeds from stock issuances of $283,000. Non-cash stock-based compensation of $146,000 and a reduction of accounts payable and other accrued expenses of $70,000 were offset by an increase in accounts receivable of $302,000, an increase in deferred tax assets of $75,000 and fixed asset additions of $221,000 during the period.
Our results during fiscal 2008 met our expectations. We were able to secure several large orders for our radio encryption products which are being deployed in Afghanistan by our customer, a domestic radio manufacturer. Approximately $3,500,000 in orders shipped to this customer during fiscal 2008. In fiscal 2007, we secured two new programs for our engineering services work amounting to $2,400,000. During the third quarter ended June 28, 2008 we received an amendment to one of these contracts adding an additional $1,200,000 in funding. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2009. We billed a total of $1,887,000 during 2008 under these programs. In addition, we had previously completed the development of a major upgrade program for our customer in Egypt, which was important to the Company because it opened the door for future hardware procurements of our upgraded product line. The results of this effort were realized in April 2008 with the award of a contract from the U.S. Army, Communications and Electronics Command (CECOM) for upgrades and supplies to be shipped to Egypt amounting to $5,750,000. During the first quarter of fiscal 2009 we received an amendment to this contract for an additional $610,000 of encryption equipment. These orders are expected to ship over the next 24 months.

Backlog at September 27, 2008 amounted to $7,146,000. The orders in backlog are expected to ship during fiscal 2009 and 2010 depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”), for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2008 and 2007.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 27, 2008 and September 29, 2007 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 27, 2008 and September 29, 2007 was $159,000 and $154,000, respectively.
The Company does not anticipate any significant capital expenditures during fiscal 2009.
In fiscal 2009, the Company expects to increase its investment in internal product development. Our plan is to evaluate several technical options for enhancing the radio encryption product line which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development in fiscal 2009.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2009. As a result of our profitability during fiscal 2008 and the backlog at September 27, 2008 we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 initially became effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and notes thereto listed in the accompanying index to financial statements (Item 15) are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.
Management’s report on internal control over financial reporting. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
A goal of the assessment was to determine whether any material weaknesses or significant deficiencies existed with respect to the Company’s internal control over financial reporting. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.
In the course of our assessment our management identified a control deficiency because we lacked sufficient staff to segregate accounting duties.
Based on this assessment, we believe the control deficiency resulted primarily because we have the equivalent of one and one- half persons performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During the fiscal year ending September 26, 2009, we intend to undertake actions to remediate the material weakness identified to allow for appropriate checks and reviews of internal control record-keeping and reporting.
We believe that the steps outlined above will strengthen our internal control over financial reporting and address the identified material weakness. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate any additional controls implemented to assess whether they are operating effectively.
We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2008 fiscal year.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Fees,” and “Pre-Approval Policies” in Proposal II with respect to our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)
Financial Statements The following Consolidated Financial Statements, Notes thereto and Report of Independent Registered Public Accounting Firm of the Company are filed as part of Part II, Item 8 of this report:

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

10.1	+
Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2	+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3	+
Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4	+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)
10.5	+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)
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

10.9	+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005)
10.10
Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2008)

14		Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004)
21	*	List of Subsidiaries of the Company
23	*	Consent of Vitale, Caturano and Company Ltd
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

Footnotes:

*	Attached to this filing.

+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President Chairman of the Board, Director

Date: December 19, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 19, 2008

/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2008

/s/ Mitchell B. Briskin	Director	December 19, 2008

Mitchell B. Briskin

/s/ Robert T. Lessard	Director	December 19, 2008

Robert T. Lessard

/s/ Thomas E. Peoples	Director	December 19, 2008

Thomas E. Peoples

Technical Communications Corporation
Consolidated Balance Sheets
September 27, 2008 and September 29, 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,622,903	$2,622,288
Accounts receivable — trade, less allowance of $25,000 and $35,000 at September 27, 2008 and September 29, 2007, respectively	722,261	420,527
Inventories	1,920,724	1,908,157
Deferred income taxes	75,000	—
Other current assets	105,666	96,051

Total current assets	6,446,554	5,047,023

Equipment and leasehold improvements	3,182,522	2,961,268
Less accumulated depreciation and amortization	(2,915,050)	(2,853,906)

Equipment and leasehold improvements, net	267,472	107,362

	$6,714,026	$5,154,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,070	$253,683
Accrued liabilities:
Compensation and related expenses	448,179	449,111
Other	415,090	263,235

Total current liabilities	1,036,339	966,029

Stockholders’ equity
Common stock — par value $.10 per share; authorized 7,000,000 shares, issued and outstanding 1,433,767 and 1,382,767 shares at September 27, 2008 and September 29, 2007, respectively	143,377	138,277
Additional paid-in capital	1,941,020	1,517,599
Retained earnings	3,593,290	2,532,480

Total stockholders’ equity	5,677,687	4,188,356

	$6,714,026	$5,154,385

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Operations
Years Ended September 27, 2008 and September 29, 2007

	2008	2007

Net sales	$6,852,313	$4,920,004
Cost of sales	2,663,218	1,515,411

Gross profit	4,189,095	3,404,593

Operating expenses:
Selling, general and administrative expenses	2,334,911	1,747,907
Product development costs	942,041	890,914

Total operating expenses	3,276,952	2,638,821

Operating income	912,143	765,772

Other income (expense)
Investment income	90,047	90,487
Interest expense	—	(624)

Total other income	90,047	89,863

Income before income taxes	1,002,190	855,635

Provision (benefit) for income taxes	(58,620)	9,160

Net income	$1,060,810	$846,475

Net income per common share
Basic	$0.75	$0.62
Diluted	$0.63	$0.55
Weighted average shares
Basic	1,414,101	1,376,706
Diluted	1,679,531	1,534,703
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Cash Flows
Years Ended September 27, 2008 and September 29, 2007

	2008	2007

Operating activities:
Net income	$1,060,810	$846,475
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,144	34,381
Stock-based compensation	145,661	99,953
Deferred income taxes	(75,000)	—

Changes in current assets and current liabilities:
Accounts receivable	(301,734)	(214,207)
Inventories	(12,567)	(403,544)
Other current assets	(9,615)	(3,753)
Accounts payable and accrued liabilities	70,310	438,566

Cash provided by operating activities	939,009	797,871

Investing activities:
Additions to equipment and leasehold improvements	(221,254)	(58,350)

Cash used for investing activities	(221,254)	(58,350)

Financing activities:
Proceeds from stock issuance	282,860	12,054

Cash provided by financing activities	282,860	12,054

Net increase in cash and cash equivalents	1,000,615	751,575
Cash and cash equivalents at beginning of year	2,622,288	1,870,713

Cash and cash equivalents at end of year	$3,622,903	$2,622,288

Supplemental disclosures:
Interest paid	$—	$624
Income taxes paid	24,000	503
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 27, 2008 and September 29, 2007

	2008	2007

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,382,767	1,371,691
Issuance of shares to ESPP participants	—	376
Exercise of stock options	51,000	10,700

Ending balance	1,433,767	1,382,767

Common stock at par value:
Beginning balance	$138,277	$137,169
Issuance of shares to ESPP participants	—	38
Exercise of stock options	5,100	1,070

Ending balance	143,377	138,277

Additional paid-in capital:
Beginning balance	1,517,599	1,406,700
Issuance of shares to ESPP participants	—	1,019
Exercise of stock options	277,760	9,927
Stock-based compensation	145,661	99,953

Ending balance	1,941,020	1,517,599

Retained earnings:
Beginning balance	2,532,480	1,686,005
Net income	1,060,810	846,475

Ending balance	3,593,290	2,532,480

Total stockholders’ equity	$5,677,687	$4,188,356

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(1)	Company Operations

Technical Communications Corporation was incorporated in Massachusetts in 1961; its subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 110 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow of the Company. Delays in the timing of significant expected sales transactions would have a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income.

Notes to Consolidated Financial Statements (continued)
Inventories
The Company values its inventory at the lower of actual cost to purchase and/or manufacture the inventory or the current market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.
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
Long-lived Assets
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds the fair value of the asset.
Recognition of Revenue
The Company recognizes revenue from product sales in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition,” as updated by Staff Accounting Bulletin No. 104 “Revenue Recognition, corrected copy”. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.
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

Notes to Consolidated Financial Statements (continued)
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
Upon adoption of SFAS No. 123R, in accordance with Staff Accounting Bulletin No. 107, “Share-based Payment”, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s Common Stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 27,	September 29,
	2008	2007
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	3.21%	4.54%
Stock volatility	81%	128%
Dividend yield	-0-	-0-
There were 41,000 options granted during the year ended September 27, 2008. The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 27, 2008 and September 29, 2007:

	2008	2007

Cost of sales	$6,809	$7,118
Selling, general and administrative	89,869	61,397
Product development	48,983	31,438

Total share-based compensation expense before taxes	$145,661	$99,953

As of September 27, 2008, there was $227,293 of unrecognized compensation cost related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.

Notes to Consolidated Financial Statements (continued)
The Company had the following stock option plans outstanding as of September 27, 2008: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate of 850,000 shares authorized under these plans, of which 581,034 were outstanding at September 27, 2008. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of five or ten years from the date of grant. As of September 27, 2008, there were no shares available for new option grants under the of 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 16,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
The following tables summarize stock option activity during fiscal years 2007 and 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at October 1, 2006	627,234	$3.29
Grants	16,500
Exercises	(10,700)
Cancellations	(21,000)

Outstanding at September 29, 2007	612,034	$3.12	4.55 years
Grants	41,000
Exercises	(51,000)
Cancellations	(21,000)

Outstanding at September 27, 2008	581,034	$3.05	4.46 years

Information related to the stock options outstanding as of September 27, 2008 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	160,334	4.05	$0.96	161,334	$0.96
$1.01 – $2.00	1,200	3.30	1.27	1,200	1.27
$2.01 – $3.00	68,200	4.36	2.56	55,320	2.51
$3.01 – $4.00	302,800	3.98	3.73	256,000	3.74
$4.01 – $5.00	3,500	4.71	4.71	22,000	4.57
$5.01 – $10.00	45,000	9.36	6.62	50,000	7.28

	581,034	4.46	3.05	545,854	2.83

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 27, 2008 was $1,532,355. The intrinsic value of the options exercised during the year ended September 27, 2008 was $50,990. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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
Warranty Costs
The Company provides for warranty costs at the time product revenue is recognized based in part upon historical experience.

Notes to Consolidated Financial Statements (continued)
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
Fiscal Year-End Policy
The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2008 ended on September 27, 2008 and included 52 weeks. The fiscal year 2007 ended on September 29, 2007 and included 52 weeks.
Comprehensive Income
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.
The Company’s comprehensive income for the years ended September 27, 2008 and September 29, 2007 was equal to its net income for the same periods.
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
Newly Issued Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 initially became effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the statement to determine the impact and materiality of its adoption by the Company, if any.

Notes to Consolidated Financial Statements (continued)
(3)	Income Per Share

In accordance with SFAS No. 128, basic and diluted EPS were calculated as follows:

	September 27,	September 29,
	2008	2007

Net Income	$1,060,810	$846,475

Average Shares Outstanding — Basic	1,414,101	1,376,706
Dilutive effect of stock options	265,430	157,997

Weighted Average Shares — Diluted	1,679,531	1,534,703

Basic Income Per Share	$0.75	$0.62
Diluted Income Per Share	$0.63	$0.55

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because they were anti-dilutive, were as follows: 41,000 in fiscal year 2008 and 267,000 in fiscal year 2007.

(4)	Inventories

Inventories consist of the following:

	September 27,	September 29,
	2008	2007

Finished goods	$77,444	$408,995
Work in process	589,700	478,883
Raw materials and supplies	1,253,580	1,020,279

Total inventories	$1,920,724	$1,908,157

(5)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 27,	September 29,	Estimated
	2008	2007	Useful Life

Engineering and manufacturing equipment	$1,416,678	$1,351,066	3-8 years
Demonstration equipment	635,932	634,081	3 years
Furniture and fixtures	654,711	539,779	3-8 years

Leasehold improvements	475,201	436,342	Lesser of useful life or term of lease

Total equipment and leasehold improvements	3,182,522	2,961,268

Less accumulated depreciation and amortization	(2,915,050)	(2,853,906)

Equipment and leasehold improvements, net	$267,472	$107,362

Notes to Consolidated Financial Statements (continued)
(6)	Other Accrued Liabilities

	September 27,	September 29,
	2008	2007

Product warranty costs	$61,708	$49,121
Professional service fees	37,514	41,734
Annual report and investor relations fees	19,526	18,347
Customer support agreements and commissions	50,158	—
Customer deposits	246,184	137,890
Income taxes	—	7,977
Other	—	8,166

Total other accrued liabilities	$415,090	$263,235

(7)	Leases

In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the years ended September 27, 2008 and September 29, 2007 was $159,000 and $154,000, respectively.

(8)	Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 27,	September 29,
	2008	2007

Beginning Balance	$49,121	$48,865
Plus: accruals related to new sales	49,433	40,974
Less: payments and adjustments to prior period accruals	(36,846)	(40,718)

Ending Balance	$61,708	$49,121

(9)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	September 27,	September 29,
	2008	2007
Current:
Federal	$8,275	$7,201
State	8,105	1,959

Total current taxes	16,380	9,160

Deferred:
Federal	(75,000)	—
State	—	—

Total deferred taxes	(75,000)	—

Total provision (benefit)	$(58,620)	$9,160

Notes to Consolidated Financial Statements (continued)
The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 27,	September 29,
	2008	2007

Tax provision at U.S. statutory rate	$340,745	$290,916
State income tax provision, net of federal benefit	5,349	1,293
Tax credits	—	(43,128)
Other	(394)	1,231
Release of valuation allowance	(75,000)	—
Decrease in valuation allowance	(329,320)	(241,152)

Total (benefit) provision	$(58,620)	$9,160

Deferred income taxes consist of the following:

	September 27,	September 29,
	2008	2007

NOL Carryforward	$1,489,057	$1,827,693
Inventory differences	1,121,516	1,116,209
Goodwill	34,241	54,784
Warranty accruals	24,850	19,781
Payroll related accruals	14,308	60,468
Tax credits	169,916	279,715
Other	197,064	104,596

Total	3,050,951	3,463,246
Less: valuation allowance	(2,975,951)	(3,463,246)

Total	$75,000	$—

During fiscal 2008, $75,000 of the prior year deferred tax valuation allowance was reversed, due to the determination by the Company that the benefits of the deferred tax asset will more likely than not be realized in future years. The prior year valuation allowance was established by prior year operating activities and was recorded as a reduction of current year income tax expense.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $487,295 and $276,104 in fiscal years 2008 and 2007, respectively.
As of September 27, 2008, the Company had available tax loss carryforwards for federal income tax purposes of approximately $4,380,000, expiring through 2026.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

Notes to Consolidated Financial Statements (continued)
(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2008 or 2007. However, the Board of Directors approved a corporate match of 25 cents per dollar of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $29,632 and $25,706 in fiscal years 2008 and 2007, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, bonuses totaling $110,000 were accrued for executives at September 27, 2008 and $163,000 at September 29, 2007.

(11)	Commitments and contingencies

The Company has a line of credit agreement with Bank of America (the “Bank”), for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2008 and 2007.

The Company did not have any open standby letters of credit at September 27, 2008 or September 29, 2007.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market mutual funds that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	Major Customers and Export Sales

In fiscal year 2008, the Company had two customers representing 78% (51% and 27%) of total net sales and at September 27, 2008 had two customers representing 95% (54% and 41%) of accounts receivable. In fiscal year 2007, the Company had two customers representing 59% (43% and 16%) of total net sales and at September 29, 2007 had two customers representing 95% (51% and 44%) of accounts receivable.

A breakdown of net sales is as follows:

	September 27,	September 29,
	2008	2007

Domestic	$5,864,789	$4,018,368
Foreign	987,524	901,636

Total Sales	$6,852,313	$4,920,004

Notes to Consolidated Financial Statements (continued)
A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 27,	September 29,
	2008	2007

North America, excluding the U.S.	0.8%	—
Central and South America	64.7%	53.7%
Europe	9.6%	20.4%
Mid-East and Africa	19.5%	12.3%
Far East	5.4%	13.6%
The Company sold products to 13 different countries during the year ended September 27, 2008 and 15 different countries during the year ended September 29, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 27,	September 29,
	2008	2007

Colombia	64.7%	53.0%
Saudi Arabia	9.6%	0.7%
Indonesia	—	12.9%
Sweden	—	10.9%
Other	25.7%	22.5%
(13)	Shareholder Rights Plan

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Technical Communications Corporation:
We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiaries as of September 27, 2008 and September 29, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries at September 27, 2008 and September 29, 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano & Company, LTD. VITALE, CATURANO & COMPANY, LTD.
Boston, Massachusetts
December 19, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2		By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4
Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004)

10.1	+
Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2	+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3	+
Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4	+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)
10.5	+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)
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

10.9	+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005)
10.10
Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2008)

14		Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004)
21	*	List of Subsidiaries of the Company
23	*	Consent of Vitale, Caturano and Company Ltd
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

Footnotes:

*	Attached to this filing.

+	Denotes a management contract or compensatory plan or arrangement.