Form 10-Q
period 2008-12-27
TECHNICAL COMMUNICATIONS CORP
filed 2009-02-10
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,450,849 shares of Common Stock, $.10 par value, outstanding as of February 6, 2009.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 27, 2008	September 27, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,024,758	$3,622,903
Accounts receivable — trade, less allowance of $25,000	1,401,488	722,261
Inventories, net	2,096,414	1,920,724
Deferred income taxes	75,000	75,000
Other current assets	79,751	105,666

Total current assets	7,677,411	6,446,554

Equipment and leasehold improvements	3,217,975	3,182,522
Less: accumulated depreciation and amortization	(2,936,347)	(2,915,050)

Equipment and leasehold improvements, net	281,628	267,472

Total Assets	$7,959,039	$6,714,026

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$170,810	$173,070
Accrued liabilities
Accrued compensation and related expenses	240,211	448,179
Accrued expenses	1,669,974	415,090

Total current liabilities	2,080,995	1,036,339

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,449,227 shares issued and outstanding at December 27, 2008 and 1,433,767 at September 27, 2008	144,923	143,377
Additional paid-in capital	1,934,081	1,941,020
Retained earnings	3,799,040	3,593,290

Total stockholders’ equity	5,878,044	5,677,687

Total Liabilities and Stockholders’ Equity	$7,959,039	$6,714,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007

Net sales	$1,844,340	$2,289,100
Cost of sales	659,330	849,429

Gross profit	1,185,010	1,439,671

Operating expenses:
Selling, general and administrative expenses	658,393	435,431
Product development costs	340,942	280,836

Total operating expenses	999,335	716,267

Operating income	185,675	723,404

Other income:
Interest income	20,075	28,870

Total other income	20,075	28,870

Net income before provision for income taxes	205,750	752,274

Provision for income taxes	—	—

Net income	$205,750	$752,274

Net income per common share:
Basic	$0.14	$0.54
Diluted	$0.12	$0.48

Weighted average shares:
Basic	1,441,309	1,382,535
Diluted	1,697,366	1,572,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007

Operating Activities:
Net income	$205,750	$752,274

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,297	10,737
Stock-based compensation	19,415	13,875

Changes in assets and liabilities:
Accounts receivable	(679,227)	(735,410)
Inventories	(175,690)	204,328
Other current assets	25,915	11,894
Accounts payable and other accrued liabilities	1,018,264	(501,046)

Net cash provided by (used in) operating activities	435,724	(243,348)

Investing Activities:
Additions to equipment and leasehold improvements	(35,453)	(30,019)

Net cash used in investing activities	(35,453)	(30,019)

Financing Activities:
Proceeds from stock issuance	1,584	—

Net cash provided by financing activities	1,584	—

Net increase in cash and cash equivalents	401,855	(273,367)

Cash and cash equivalents at beginning of the period	3,622,903	2,622,288

Cash and cash equivalents at the end of the period	$4,024,758	$2,348,921

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	500	1,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF FAIR PRESENTATION
Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 26, 2009.
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $3.0 million as of December 27, 2008 and September 27, 2008, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
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

	Three Months Ended
	December 27, 2008	December 29, 2007
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.8%	3.83%
Stock volatility	79%	110%
Dividend yield	-0-	-0-
There were 3,500 options granted during the three months ended December 27, 2008 and no options granted during the three months ended December 29, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations for the three months ended December 27, 2008 and December 29, 2007 (unaudited):

	December 27, 2008	December 29, 2007

Cost of sales	$1,695	$1,953
Selling, general and administrative	2,476	3,192
Product development costs	15,245	8,730

Total share-based compensation expense before taxes	$19,415	$13,875

As of December 27, 2008 and December 29, 2007, there was $219,481 and $153,028, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of December 27, 2008: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 850,000 shares authorized under these plans, of which 477,934 and 612,034 were outstanding at December 27, 2008 and December 29, 2007, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of December 27, 2008, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 72,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan. During the quarter ended December 27, 2008 the Company’s Chief Executive Officer exercised stock options for 100,000 shares and subsequently returned 86,140 of those shares in payment for the exercise of the options and the payment of withholding taxes. The returned shares were immediately retired by the Company.
The following tables summarize stock option activity during the first three months of 2008:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 27, 2008	581,034	$3.05
Grants	3,500
Exercises	(101,600)
Cancellations	(5,000)

Outstanding at December 27, 2008	477,934	$2.86	5.21 years

Information related to the stock options outstanding as of December 27, 2008 is as follows:

		Weighted-Average
		Remaining	Weighted	Exercisable	Exercisable
Range of	Number of	Contractual	Average	Number of	Weighted-Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	158,734	3.80	$0.96	158,734	$0.96
$1.01 – $2.00	1,200	3.06	$1.27	1,200	$1.27
$2.01 – $3.00	68,200	4.12	$2.56	63,400	$2.53
$3.01 – $4.00	197,800	5.78	$3.58	171,300	$3.59
$4.01 – $5.00	7,000	7.17	$4.83	2,300	$4.57
$5.01 – $10.00	45,000	9.12	$6.62	14,800	$7.28

	477,934	5.21	$2.86	411,734	$2.54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 27, 2008, and December 29, 2007 was $908,304 and $942,825, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
Newly Issued Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2009 with no material effect.
On October 10, 2008 the FASB issued FASB Staff Position (FSP) 157-d which amends FASB Statement No. 157, Fair Value Measurements, to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.
This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements recognizing and measuring dividend income, interest income or interest expense nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 was adopted by the Company during the first quarter of fiscal 2009, but the Company chose not to apply the provisions of SFAS No. 159 to any assets and liabilities.
NOTE 2. Inventories
Inventories consisted of the following:

	December 27, 2008	September 27, 2008
	(unaudited)

Finished goods	$87,846	$77,444
Work in process	836,458	589,700
Raw materials	1,172,110	1,253,580

	$2,096,414	$1,920,724

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 3. Income Taxes
For the three months ended December 27, 2008, the Company used available tax loss carryforwards against pre-tax income of $205,750 such that there is no tax provision recognized in the income statement.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. As of December 27, 2008, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,978,000, expiring through 2026.
NOTE 4. Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings per share were calculated as follows (unaudited):

	December 27, 2008	December 29, 2007

Net income	$205,750	$752,274

Weighted average shares — basic	1,441,309	1,382,535
Dilutive effect of stock options	256,057	189,708

Weighted average shares — diluted	1,697,366	1,572,243

Basic income per share	$0.14	$0.54
Diluted income per share	$0.12	$0.48
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 51,000 at December 27, 2008 and 76,500 at December 29, 2007.
NOTE 5. Major Customers and Export Sales
During the quarter ended December 27, 2008, the Company had three customers that represented 77% (34%, 28% and 15%, respectively) of net sales as compared to the same period in fiscal 2007 where two customers represented 81% (62% and 19%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	December 27, 2008	December 29, 2007

Domestic	$1,710,033	$2,034,299
Foreign	134,307	254,801

Total sales	$1,844,340	$2,289,100

The Company sold products into six countries during the three months ended December 27, 2008 and December 29, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	December 27, 2008	December 29, 2007

Saudi Arabia	79.1%	37.0%
United Kingdom	—	34.9%
Colombia	7.6%	15.5%
Thailand	—	10.0%
Other	13.3%	2.6%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	December 27, 2008	December 29, 2007

North America, excluding the U.S.	—	—
Central and South America	12.1%	15.5%
Europe	—	37.4%
Mid-East and Africa	87.7%	37.0%
Far East	0.2%	10.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 27, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Results of Operations
Three Months ended December 27, 2008 as compared to Three Months ended December 29, 2007
Net Sales
Net sales for the quarter ended December 27, 2008 were $1,844,000, as compared to $2,289,000 for the quarter ended December 29, 2007, a decrease of 19%. Sales for the first quarter of fiscal 2009 consisted of $1,710,000, or 93%, from domestic sources and $134,000, or 7%, from international customers as compared to the same period in fiscal 2008, during which sales consisted of $2,034,000, or 89%, from domestic sources and $255,000, or 11%, from international customers.
Foreign sales consisted of shipments to six different countries during the quarters ended December 27, 2008 and December 29, 2007. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country, during the first fiscal quarters of 2009 and 2008:

	2009	2008
Saudi Arabia	$106,000	$94,000
United Kingdom	—	89,000
Colombia	10,000	40,000
Thailand	—	25,000
Other	18,000	7,000

	$134,000	$255,000

Revenue for the first quarter of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $628,000. In addition, the Company had billings under programs for engineering services work amounting to $605,000. We began shipping products under a $5.75 million contract with the U.S. Army, Communications and Electronics Command (CECOM) during the quarter amounting to $269,000. We also sold our data link encryptors to a domestic customer amounting to $116,000. We also generated $92,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer.
Revenue for the first quarter of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,424,000. We also sold our data link encryptors to two domestic customers amounting to $157,000. Foreign sales included our frame relay and internet protocol encryptor product line sold to two customers amounting to $183,000. In addition, we had billings under a program for engineering services work amounting to $423,000.
Gross Profit
Gross profit for the first quarter of fiscal 2009 was $1,185,000 as compared to gross profit of $1,440,000 for the same period of fiscal 2008, a decrease of 18%. Gross profit expressed as a percentage of sales was 64% for the first quarter of fiscal 2009 as compared to 63% for the same period in fiscal 2008. The slight increase in gross profit as a percentage of sales was primarily associated with higher margin royalty revenue recognized during the quarter ended December 27, 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of fiscal 2009 were $658,000, as compared to $435,000 for the same quarter in fiscal 2008. This increase of 51% was attributable to an increase in general and administrative expenses of $79,000 and an increase in selling and marketing expenses of $144,000 during the first quarter of the 2008 fiscal year.
The increase in general and administrative costs during the first quarter of 2008 was primarily attributable to an increase in personnel related costs of $78,000.
The increase in selling and marketing costs was attributable to an increase in personnel related costs of $40,000, an increase in commissions of $12,000, an increase in new product evaluation activities of $28,000, an increase in bid and proposal efforts of $22,000, an increase in outside consulting costs of $22,000 and an increase in travel related costs of $20,000 as compared to the same period in fiscal 2008.
Product Development Costs
Product development costs for the quarter ended December 27, 2008 were $341,000, compared to $281,000 for the quarter ended December 29, 2007, an increase of $60,000 or 21%. This increase was primarily attributable to an increase in personnel-related costs of $86,000, an increase in outside consulting of $21,000 and an increase in recruiting costs of $28,000. The increase was offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $100,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $605,000 of billable engineering services revenue generated during the first quarter of fiscal 2009 and $423,000 generated during the same period of fiscal 2008.
Net Income
The Company’s net income was $206,000 for the first quarter of fiscal 2009, as compared to $752,000 for the same period of fiscal 2008. This 73% decrease in income is primarily attributable to an 18% decrease in gross profit and a 40% increase in operating expenses. For the three months ended December 27, 2008 the Company used available tax loss carryforwards against pre-tax income of $206,000 such that there is no current tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 27, 2008, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents increased by $402,000, or 11%, to $4,025,000 as of December 27, 2008, from a balance of $3,623,000 at September 27, 2008. This increase was primarily attributable to cash generated from net income of $206,000 and an increase in customer deposits of $1,239,000. These increases were partially offset by an increase in accounts receivables of $679,000 and inventory of $176,000 and a decrease in accounts payable and other accrued expenses of $193,000 during the first three months of fiscal 2009.
Our results during the first three months of fiscal 2008 met our expectations. We are currently performing under engineering services programs valued at $3.68 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $605,000 during the first three months of 2009 under these programs. In April 2008 we were awarded a contract from the U.S. Army, Communications and Electronics Command (CECOM) for upgrades and supplies to be shipped to Egypt amounting to $5.75 million, with a subsequent amendment adding an additional $610,000 of funding. We began shipping products under this contract during the quarter ended December 27, 2008, amounting to $269,000. We expect to continue shipping under this contract over the next 15 months.
Backlog at December 27, 2008 amounted to approximately $8.5 million. The orders in backlog are expected to ship during fiscal 2009 and the first half of fiscal 2010.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first three months of fiscal 2009 or at any time during fiscal year 2008.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 27, 2008 and December 29, 2007 there were no outstanding standby letters of credit. When necessary the Company secures its outstanding standby letters of credit with its line of credit facility with the Bank.
In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the three months ended December 27, 2008 and December 29, 2007 was $40,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2009.
During the remainder of fiscal 2009, the Company expects to increase its investment in internal product development. Our plan is to evaluate several technical options for enhancing the radio encryption product line which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue.

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
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2009. As a result of our profitability during the first quarter of fiscal 2009 and fiscal year 2008 and the current backlog we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.
Report of Management on Internal Control over Financial Reporting:
The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 27, 2008.

There is a lack of segregation of duties at the company due to the small number of employees dealing with general administrative and financial matters and general controls over information technology security and user access. This constitutes a material weakness in financial reporting. Furthermore, the company did not have personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with such lack of segregation, but the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will continue to evaluate this segregation of duties.
This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
February 10, 2009	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 10, 2009	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002