Form 10-Q
period 2009-03-28
TECHNICAL COMMUNICATIONS CORP
filed 2009-05-12
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,452,199 shares of Common Stock, $.10 par value, outstanding as of May 8, 2009.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 28, 2009	September 27, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,876,177	$3,622,903
Accounts receivable — trade, less allowance of $25,000 at March 28, 2009 and September 27, 2008	1,098,053	722,261
Inventories, net	2,216,500	1,920,724
Deferred income taxes	75,000	75,000
Other current assets	124,907	105,666

Total current assets	7,390,637	6,446,554

Equipment and leasehold improvements	3,306,184	3,182,522
Less: accumulated depreciation and amortization	(2,961,578)	(2,915,050)

Equipment and leasehold improvements, net	344,606	267 472

Total Assets	$7,735,243	$6,714,026

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$242,517	$173,070
Accrued liabilities:
Accrued compensation and related expenses	321,880	448,179
Accrued expenses	1,005,289	415,090

Total current liabilities	1,569,686	1,036,339

Stockholders’ Equity:
Common stock, par value $.10 per share; 7,000,000 shares authorized; 1,452,199 and 1,433,767 shares issued and outstanding at March 28, 2009 and September 27, 2008, respectively	145,220	143,377
Additional paid-in capital	1,996,166	1,941,020
Retained earnings	4,024,171	3,593,290

Total stockholders’ equity	6,165,557	5,677,687

Total Liabilities and Stockholders’ Equity	$7,735,243	$6,714,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008

Net sales	$2,055,707	$1,659,012
Cost of sales	791,989	555,275

Gross profit	1,263,718	1,103,737

Operating expenses:
Selling, general and administrative expenses	598,809	614,910
Product development costs	450,867	306,445

Total operating expenses	1,049,676	921,355

Operating income	214,042	182,382

Other income:
Interest income	11,089	27,172

Total other income	11,089	27,712

Income before provision for income taxes	225,131	209,554

Provision for income taxes	—	—

Net income	$225,131	$209,554

Net income per common share:
Basic	$0.16	$0.15
Diluted	$0.14	$0.13

Weighted average shares:
Basic	1,450,897	1,406,799
Diluted	1,625,272	1,683,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Six Months Ended
	March 28, 2009	March 29, 2008

Net sales	$3,900,047	$3,948,112
Cost of sales	1,451,319	1,404,704

Gross profit	2,448,728	2,543,408

Operating expenses:
Selling, general and administrative expenses	1,257,202	1,050,341
Product development costs	791,809	587,281

Total operating expenses	2,049,011	1,637,622

Operating income	399,717	905,786

Other income:
Interest income	31,164	56,042

Total other income	31,164	56,042

Income before provision for income taxes	430,881	961,828

Provision for income taxes	—	—

Net income	$430,881	$961,828

Net income per common share:
Basic	$0.30	$0.69
Diluted	$0.26	$0.59

Weighted average shares:
Basic	1,446,103	1,394,667
Diluted	1,633,150	1,631,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 28, 2009	March 29, 2008

Operating Activities:
Net income	$430,881	$961,828

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,528	20,872
Stock-based compensation	81,071	107,455

Changes in assets and liabilities:
Accounts receivable	(375,792)	(609,268)
Inventories	(295,776)	51,597
Other current assets	(19,241)	23,391
Accounts payable and other accrued liabilities	506,954	(315,783)

Net cash provided by operating activities	374,625	240,092

Investing Activities:
Additions to equipment and leasehold improvements	(123,662)	(39,680)

Net cash used in investing activities	(123,662)	(39,680)

Financing Activities:
Proceeds from stock issuance	2,311	282,860

Net cash provided by financing activities	2,311	282,860

Net increase in cash and cash equivalents	253,274	483,272

Cash and cash equivalents at beginning of the period	3,622,903	2,622,288

Cash and cash equivalents at the end of the period	$3,876,177	$3,105,560

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	16,200	9,600
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
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, as filed with the SEC.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $2.8 million and $3.0 million as of March 28, 2009 and September 27, 2008, respectively, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
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
Upon adoption of SFAS No. 123R, in accordance with Staff Accounting Bulletin No. 107, “Share-based Payment”, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company also utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

Three and Six Months Ended
	March 28, 2009	March 29, 2008
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.8% to 2.8%	2.71% to 3.8%
Stock volatility	79% to 80%	97% to 110%
Dividend yield	-0-	-0-
There were 21,500 options granted during the six months ended March 28, 2009 and 34,000 options granted during the six months ended March 29, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s consolidated income statement for the three and six months ended March 28, 2009 and March 29, 2008 (unaudited):

	March 28, 2009		March 29, 2008
	3 months	6 months	3 months	6 months

Cost of sales	$1,675	$3,370	$1,942	$3,895
Selling, general and administrative	45,776	48,312	79,848	83,040
Product development costs	14,205	29,389	11,790	20,520

Total share-based compensation expense before taxes	$61,656	$81,071	$93,580	$107,455

As of March 28, 2009 and March 29, 2008, there was $214,414 and $233,824, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of March 28, 2009: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 900,000 shares authorized under these plans, of which 488,700 and 595,034 were outstanding at March 28, 2009 and March 29, 2008, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of March 28, 2009, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 47,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan. During the six months ended March 28, 2009 the Company’s Chief Executive Officer exercised stock options for an aggregate 101,000 shares and subsequently tendered back to TCC 86,756 of those shares in payment for the exercise of the options and the payment of withholding taxes. The tendered shares were immediately retired by the Company.
The following tables summarize stock option activity during the first six months of fiscal 2009:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 27, 2008	581,034	$3.05
Grants	21,500
Exercises	(108,834)
Cancellations	(5,000)

Outstanding at March 28, 2009	488,700	$2.94	5.18 years

Information related to the stock options outstanding as of March 28, 2009 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	158,000	3.55	$0.96	158,000	$0.96
$1.01 – $2.00	1,200	2.81	$1.27	1,200	$1.27
$2.01 – $3.00	65,700	3.78	$2.54	60,900	$2.51
$3.01 – $4.00	193,800	5.64	$3.59	169,300	$3.59
$4.01 – $5.00	25,000	9.04	$4.90	16,300	$4.85
$5.01 – $10.00	45,000	8.87	$6.62	18,800	$7.11

	488,700	5.18	$2.94	424,500	$2.66

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 28, 2009 and March 29, 2008 was $806,140 and $1,308,497, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
Newly Issued Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS No. 157 until November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was adopted by the Company for financial assets and liabilities during the first quarter of fiscal 2009 with no material effect.
On October 10, 2008, the FASB issued FASB Staff Position 157-d which amends SFAS No. 157, to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Staff Position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption was not material to the consolidated financial statements.
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
SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The statement does not establish requirements for recognizing and measuring dividend income, interest income or interest expense nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 was adopted by the Company during the first quarter of fiscal 2009, but the Company chose not to apply the provisions of SFAS No. 159 to any assets and liabilities.
NOTE 2. Inventories
Inventories consisted of the following:

	March 28, 2009	September 27, 2008
	(unaudited)

Finished goods	$38,100	$77,444
Work in process	1,003,173	589,700
Raw materials	1,175,227	1,253,580

	$2,216,500	$1,920,724

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 3. Income Taxes
For the six months ended March 28, 2009, the Company used available tax loss carryforwards against pre-tax income of $430,881. As a result, there is no tax provision recognized in the income statement for such period.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. As of March 28, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,949,000, expiring through 2026.
NOTE 4. Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings per share were calculated as follows (unaudited):

	March 28, 2009		March 29, 2008
	3 months	6 months	3 months	6 months

Net income	$225,131	$430,881	$209,554	$961,828

Weighted average shares — basic	1,450,897	1,446,103	1,406,799	1,394,667
Dilutive effect of stock options	174,375	187,047	276,354	237,064

Weighted average shares — diluted	1,625,272	1,633,150	1,683,153	1,631,731

Basic income per share	$0.16	$0.30	$0.15	$0.69
Diluted income per share	$0.14	$0.26	$0.13	$0.59
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 70,000 at March 28, 2009 and 54,000 at March 29, 2008.
NOTE 5. Major Customers and Export Sales
During the quarter ended March 28, 2009, the Company had three customers that represented 85% (31%, 30% and 24%, respectively) of net sales as compared to the same period in fiscal 2008 where two customers represented 83% (50% and 33%, respectively) of net sales. During the six months ended March 28, 2009, the Company had four customers that represented 87% (29%, 23%, 18% and 17%, respectively) of net sales as compared to the same period in fiscal 2008 where two customers represented 82% (57% and 25%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 28, 2009		March 29, 2008
	3 months	6 months	3 months	6 months

Domestic	$2,012,627	$3,722,660	$1,563,932	$3,598,231
Foreign	43,080	177,387	95,080	349,881

Total sales	$2,055,707	$3,900,047	$1,659,012	$3,948,112

The Company sold products into nine countries during each of the six month periods ended March 28, 2009 and March 29, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	March 28, 2009		March 29, 2008
	3 months	6 months	3 months	6 months

Saudi Arabia	62.3%	75.0%	—	27.0%
Slovakia	30.1%	7.3%	—	1.8%
United Kingdom	—	—	—	25.4%
Sri Lanka	—	—	61.8%	16.8%
Lebanon	—	—	37.4%	10.2%
Colombia	—	5.8%	—	11.3%
Other	7.6%	11.9%	0.8%	7.5%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 28, 2009		March 29, 2008
	3 months	6 months	3 months	6 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	9.2%	—	11.3%
Europe	20.0%	7.6%	—	27.2%
Mid-East and Africa	40.0%	81.5%	100%	54.2%
Far East	40.0%	1.7%	—	7.3%

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
Overview
The Company designs, develops, manufactures, markets and sells communications security devices and systems that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been made directly or indirectly to foreign governments, but which also include purchases by domestic customers who in turn sell to foreign governments. We have also sold these products to commercial entities and U.S. government agencies. We generate additional revenues from contract engineering services performed for certain government agencies, both domestic and foreign.
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 27, 2008, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 as filed with the SEC.

Results of Operations
Three Months ended March 28, 2009 as compared to Three Months ended March 29, 2008
Net Sales
Net sales for the quarter ended March 28, 2009 were $2,056,000, as compared to $1,659,000 for the quarter ended March 29, 2008, an increase of 24%. Sales for the second quarter of fiscal 2009 consisted of $2,013,000, or 98%, from domestic sources and $43,000, or 2%, from international customers as compared to the same period in fiscal 2008, during which sales consisted of $1,564,000, or 94%, from domestic sources and $95,000, or 6%, from international customers.
Foreign sales consisted of shipments to four different countries during the quarter ended March 28, 2009 and two different countries during the quarter ended March 29, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second fiscal quarters of 2009 and 2008:

	2009	2008

Saudi Arabia	$27,000	$—
Slovakia	13,000	—
Sri Lanka	—	59,000
Lebanon	—	36,000
Other	3,000	—

	$43,000	$95,000

Revenue for the second quarter of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $496,000 and billings under programs for engineering services work amounting to $779,000. In addition, we continued shipping products under a $5.75 million contract with the U.S. Army, Communications and Electronics Command (CECOM) during the quarter amounting to $629,000. We also generated $107,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer.
Revenue for the second quarter of fiscal 2008 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $822,000. There were also sales of the Company’s narrowband radio encryptors to three (two domestic and one foreign) additional customers amounting to $223,000. Foreign sales included sales of the Company’s secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000. In addition, the Company had billings under a program with the U.S. government for engineering services work amounting to $544,000 during the quarter.
Gross Profit
Gross profit for the second quarter of fiscal 2009 was $1,264,000 as compared to gross profit of $1,104,000 for the same period of fiscal 2008, an increase of 14%. Gross profit expressed as a percentage of sales was 61% for the second quarter of fiscal 2009 as compared to 67% for the same period in fiscal 2008. The decrease in gross profit as a percentage of sales was primarily associated with higher margin sales recognized during the quarter ended March 29, 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of fiscal 2009 were $599,000, as compared to $615,000 for the same quarter in fiscal 2008. This decrease of 3% was attributable to an decrease in general and administrative expenses of $102,000, offset by an increase in selling and marketing expenses of $86,000 during the second quarter of the 2009 fiscal year.
The decrease in general and administrative costs during the second quarter of 2009 was primarily attributable to a decrease in personnel related costs of $112,000.
The increase in selling and marketing costs was attributable to increases in personnel-related costs of $18,000, new product evaluation activities of $26,000 and outside consulting fees of $53,000, which were offset by a decrease in commissions of $15,000 as compared to the same period in fiscal 2008.
Product Development Costs
Product development costs for the quarter ended March 28, 2009 were $451,000, compared to $306,000 for the quarter ended March 29, 2008, an increase of $145,000 or 47%. This increase was primarily attributable to an increase in personnel-related costs of $115,000, an increase in outside consulting fees of $101,000 and an increase in recruiting costs of $32,000. The increase was offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $104,000 during the second quarter of fiscal 2009.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $779,000 of billable engineering services revenue generated during the second quarter of fiscal 2009 and $544,000 generated during the same period of fiscal 2008.
Net Income
The Company’s net income was $225,000 for the second quarter of fiscal 2009, as compared to $210,000 for the same period of fiscal 2008. This 7% increase in income is primarily attributable to the higher sales volume in the quarter ended March 28, 2009. For the three months ended March 28, 2009 the Company used available tax loss carryforwards against pre-tax income of $225,000 such that there was no current tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Six Months ended March 28, 2009 as compared to Six Months ended March 29, 2008
Net Sales
Net sales for the six months ended March 28, 2009 were $3,900,000, as compared to $3,948,000 for the six months ended March 29, 2008, a decrease of 1%. Sales for the first six months of fiscal 2009 consisted of $3,723,000, or 95%, from domestic sources and $177,000, or 5%, from international customers as compared to the same period in fiscal 2008, during which sales consisted of $3,598,000, or 91%, from domestic sources and $350,000, or 9%, from international customers.
Foreign sales consisted of shipments to nine different countries during the six months ended March 28, 2009 and March 29, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2009 and 2008:

	2009	2008
Saudi Arabia	$133,000	$94,000
United Kingdom	—	89,000
Sri Lanka	—	59,000
Colombia	10,000	40,000
Lebanon	—	36,000
Other	34,000	32,000

	$177,000	$350,000

Revenue for the first six months of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,123,000 and billings under programs for engineering services work amounting to $1,384,000. In addition, we began shipping products under a $5.75 million contract with CECOM during the first half of fiscal 2009 amounting to $898,000. We also sold our data link encryptors to a domestic customer amounting to $116,000 and generated $199,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer.
Revenue for the first six months of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U.S. radio manufacturer amounting to $2,247,000. There were additional sales of our narrowband radio encryptors to three (two domestic and one foreign) customers amounting to $223,000. We also sold our data link encryptors to two domestic customers amounting to $157,000 during the period. Foreign sales during the six months ended March 29, 2008 included a sale of our secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000 and a sale of our frame relay and internet protocol encryptor product line to two customers amounting to $183,000. In addition, we had billings under a program with the U.S. government for engineering services work amounting to $967,000 during the period.
Gross Profit
Gross profit for the first six months of fiscal 2009 was $2,449,000 as compared to gross profit of $2,543,000 for the same period of fiscal 2008, a decrease of 4%. Gross profit expressed as a percentage of sales was 63% for the six months ended March 28, 2009 as compared to 64% for the six months ended March 29, 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 28, 2009 were $1,257,000, as compared to $1,050,000 for the six months ended March 29, 2008. This increase of 20% was attributable to an increase in selling and marketing expenses of $230,000, offset by a decrease in general and administrative expenses of $23,000 during the first six months of the 2009 fiscal year.
The increase in selling and marketing costs was attributable to increases in personnel related-costs of $57,000, new product evaluation activities of $54,000, bid and proposal efforts of $21,000, outside consulting fees of $74,000 and travel related-costs of $17,000 as compared to the same period in fiscal 2008.
The decrease in general and administrative costs during the first six months of 2009 was primarily attributable to a decrease in personnel related costs of $34,000.
Product Development Costs
Product development costs for the six months ended March 28, 2009 were $792,000, compared to $587,000 for the six months ended March 29, 2008, an increase of $205,000 or 35%. This increase was primarily attributable to an increase in personnel-related costs of $194,000, an increase in outside consulting fees of $122,000 and an increase in recruiting costs of $60,000. The increase was offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $162,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,384,000 of billable engineering services revenue generated during the first six months of fiscal 2009 and $967,000 generated during the same period of fiscal 2008.
Net Income
The Company’s net income was $431,000 for the first six months of fiscal 2009, as compared to $962,000 for the same period of fiscal 2008. This 55% decrease in income is primarily attributable to a 4% decrease in gross profit and a 25% increase in operating expenses. For the six months ended March 28, 2009, the Company used available tax loss carryforwards against pre-tax income of $431,000 such that there was no current tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 28, 2009, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $253,000, or 7%, to $3,876,000 as of March 28, 2009, from a balance of $3,623,000 at September 27, 2008. This increase was primarily attributable to cash generated from net income of $431,000 and an increase in customer deposits of $618,000. These increases were partially offset by increases in accounts receivables of $376,000 and inventory of $296,000 and a decrease in accounts payable and other accrued expenses of $112,000 during the first six months of fiscal 2009.
Our results during the first six months of fiscal 2009 met our expectations. We are currently performing under engineering services programs valued at $3.68 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $1,384,000 during the first six months of 2009 under these programs. In April 2008 we were awarded a contract from the U.S. Army, Communications and Electronics Command for upgrades and supplies to be shipped to Egypt amounting to $5.75 million, with a subsequent amendment adding an additional $610,000 of funding. We began shipping products under this contract during the first fiscal quarter ended December 27, 2008, and shipped an aggregate $898,000 during the first six months of fiscal 2009. We expect to continue shipping under this contract over the next 15 months.
Backlog at March 28, 2009 amounted to approximately $7.2 million. The orders in backlog are expected to ship during fiscal 2009 and the first half of fiscal 2010.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first six months of fiscal 2009 or at any time during fiscal year 2008.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 28, 2009 and March 29, 2008 there were no outstanding standby letters of credit. When necessary the Company secures its outstanding standby letters of credit with its line of credit facility with the Bank.
In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the six months ended March 28, 2009 and March 29, 2008 was $80,000.
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
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company over the next twelve months. As a result of our profitability during the first six months of fiscal 2009 and fiscal year 2008 and the current backlog, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On February 9, 2009, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, two directors were elected to serve on the Board of Directors as Class III directors for a term of three years expiring at the 2012 Annual Meeting of Stockholders. Each of Carl H. Guild, Jr. and Thomas E. Peoples received 1,284,275 votes, and 52,378 votes were withheld from each such nominee. Messrs. Guild and Peoples are joined by Mitchell B. Briskin and Robert T. Lessard on the Board of Directors of the Company. Also at the meeting, stockholders voted to ratify the appointment of Vitale, Caturano & Company, Ltd. as the independent registered public accounting firm for the Company for the fiscal year ending September 26, 2009. Vitale, Caturano & Company, Ltd. received 1,329,177 votes in favor of its appointment, 6,427 votes against and 1,047 shares were not voted.
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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 12, 2009 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief Executive Officer

May 12, 2009 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002