Form 10-Q
period 2009-06-27
TECHNICAL COMMUNICATIONS CORP
filed 2009-08-11
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,452,199 shares of Common Stock, $.10 par value, outstanding as of August 7, 2009.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 27, 2009	September 27, 2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,966,096	$3,622,903
Accounts receivable — trade, less allowance of $25,000 at June 27, 2009 and September 27, 2008	1,115,790	722,261
Inventories, net	2,360,830	1,920,724
Deferred income taxes	75,000	75,000
Other current assets	147,525	105,666

Total current assets	7,665,241	6,446,554

Equipment and leasehold improvements	3,339,929	3,182,522
Less: accumulated depreciation and amortization	(2,993,318)	(2,915,050)

Equipment and leasehold improvements, net	346,611	267 472

Total Assets	$8,011,852	$6,714,026

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$261,260	$173,070
Customer deposits	873,845	250,474
Accrued liabilities:
Accrued compensation and related expenses	286,050	448,179
Accrued expenses	130,442	164,616

Total current liabilities	1,551,597	1,036,339

Stockholders’ Equity:
Common stock, par value $.10 per share;
7,000,000 shares authorized; 1,452,199 and 1,433,767 shares issued and outstanding at June 27, 2009 and September 27, 2008, respectively	145,220	143,377
Additional paid-in capital	2,013,890	1,941,020
Retained earnings	4,301,145	3,593,290

Total stockholders’ equity	6,460,255	5,677,687

Total Liabilities and Stockholders’ Equity	$8,011,852	$6,714,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008

Net sales	$2,087,083	$1,699,817
Cost of sales	803,714	679,127

Gross profit	1,283,369	1,020,690

Operating expenses:
Selling, general and administrative expenses	526,524	658,957
Product development costs	485,679	192,218

Total operating expenses	1,012,203	851,175

Operating income	271,166	169,515

Other income:
Interest income	5,808	16,896

Total other income	5,808	16,896

Income before provision for income taxes	276,974	186,411

Provision for income taxes	—	—

Net income	$276,974	$186,411

Net income per common share:
Basic	$0.19	$0.13
Diluted	$0.17	$0.11

Weighted average shares:
Basic	1,451,967	1,433,535
Diluted	1,621,671	1,722,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Nine Months Ended
	June 27, 2009	June 28, 2008

Net sales	$5,987,130	$5,647,929
Cost of sales	2,255,033	2,083,831

Gross profit	3,732,097	3,564,098

Operating expenses:
Selling, general and administrative expenses	1,783,726	1,709,298
Product development costs	1,277,488	779,499

Total operating expenses	3,061,214	2,488,797

Operating income	670,883	1,075,301

Other income:
Interest income	36,972	72,938

Total other income	36,972	72,938

Income before provision for income taxes	707,855	1,148,239

Provision for income taxes	—	—

Net income	$707,855	$1,148,239

Net income per common share:
Basic	$0.49	$0.82
Diluted	$0.43	$0.69

Weighted average shares:
Basic	1,455,319	1,407,808
Diluted	1,642,188	1,667,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 27, 2009	June 28, 2008

Operating Activities:
Net income	$707,855	$1,148,239

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,268	33,891
Stock-based compensation	98,795	125,852

Changes in assets and liabilities:
Accounts receivable	(393,529)	25,967
Inventories	(440,106)	196,211
Other current assets	(41,859)	(23,025)
Accounts payable and other accrued liabilities	488,865	(246,402)

Net cash provided by operating activities	498,289	1,260,733

Investing Activities:
Additions to equipment and leasehold improvements	(157,407)	(115,666)

Net cash used in investing activities	(157,407)	(115,666)

Financing Activities:
Proceeds from stock issuance	2,311	282,860

Net cash provided by financing activities	2,311	282,860

Net increase in cash and cash equivalents	343,193	1,427,927

Cash and cash equivalents at beginning of the period	3,622,903	2,622,288

Cash and cash equivalents at the end of the period	$3,966,096	$4,050,215

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	16,200	19,000
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
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.
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
The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition, as updated by Staff Accounting Bulletin No. 104. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance against our deferred tax assets of $2.8 million and $3.0 million as of June 27, 2009 and September 27, 2008, respectively, due to uncertainties related to our ability to utilize these assets. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.
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
Stock-Based Compensation
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (“SFAS No. 123R”) using the modified prospective method and, accordingly, has not restated prior period results. SFAS No. 123R establishes the method for accounting for equity instruments issued in exchange for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon the exercise of stock options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
Upon adoption of SFAS No. 123R, in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company also utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

Three and Nine Months Ended
	June 27, 2009	June 28, 2008
Assumptions:

Option life	5 years	5 years
Risk-free interest rate	1.8% to 2.8%	2.71% to 3.8%
Stock volatility	77% to 80%	90% to 110%
Dividend yield	-0-	-0-
There were 25,500 options granted during the nine months ended June 27, 2009 and 34,000 options granted during the nine months ended June 28, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s consolidated income statements for the three and nine months ended June 27, 2009 and June 28, 2008 (unaudited):

	June 27, 2009		June 28, 2008
	3 months	9 months	3 months	9 months

Cost of sales	$1,692	$5,062	$1,692	$5,587
Selling, general and administrative expenses	1,558	49,870	3,022	86,062
Product development costs	14,474	43,863	13,683	34,203

Total share-based compensation expense before taxes	$17,724	$98,795	$18,397	$125,852

As of June 27, 2009 there was $200,767 of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of June 27, 2009: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 900,000 shares authorized under these plans, of which 492,700 and 574,034 were outstanding at June 27, 2009 and June 28, 2008, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of June 27, 2009, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 41,000 shares available for grant under the 2005 Non-Statutory Stock Option Plan. During the nine months ended June 27, 2009 the Company’s Chief Executive Officer exercised stock options for an aggregate 101,000 shares and subsequently tendered back 86,756 of those shares to the Company in payment of the exercise price of the options and withholding taxes. The tendered shares were immediately retired by the Company.
The following tables summarize stock option activity during the first nine months of fiscal 2009 (unaudited):

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 27, 2008	581,034	$3.05
Grants	25,500
Exercises	(108,834)
Cancellations	(5,000)

Outstanding at June 27, 2009	492,700	$2.95	4.97 years

Information related to the stock options outstanding as of June 27, 2009 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	158,000	3.30	$0.96	158,000	$0.96
$1.01 – $2.00	1,200	2.56	$1.27	1,200	$1.27
$2.01 – $3.00	65,700	3.53	$2.54	63,100	$2.53
$3.01 – $4.00	193,800	5.39	$3.59	170,000	$3.60
$4.01 – $5.00	29,000	8.94	$4.79	16,600	$4.86
$5.01 – $10.00	45,000	8.62	$6.62	19,600	$7.03

	492,700	4.97	$2.95	428,500	$2.66

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 27, 2009 and June 28, 2008 was $778,020 and $1,496,224, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
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
On October 10, 2008, the FASB issued FASB Staff Position 157-d which amends SFAS No. 157 to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Staff Position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this Staff Position by the Company in fiscal 2009 was not material to the Company’s consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The statement does not establish requirements for recognizing and measuring dividend income, interest income or interest expense nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 was adopted by the Company during the first quarter of fiscal 2009, but the Company chose not to apply the provisions of SFAS No. 159 to any assets and liabilities.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) effective for interim or annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although, there is new terminology, the standard is based on the same principles as those that currently existed in practice. SFAS 165 does require companies to disclose the date through which the entity has evaluated subsequent events. The Company has evaluated subsequent events through the date of filing this quarterly report on August 11, 2009.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS 168 and the Codification do not change current U.S. GAAP and will not have an impact on the Company’s financial position or results of operations.
NOTE 2. Inventories
Inventories consisted of the following:

	June 27, 2009	September 27, 2008
	(unaudited)

Finished goods	$34,647	$77,444
Work in process	760,037	589,700
Raw materials	1,566,146	1,253,580

	$2,360,830	$1,920,724

NOTE 3. Income Taxes
For the nine months ended June 27, 2009, the Company used available tax loss carryforwards against pre-tax income of $707,855. As a result, there is no tax provision recognized in the income statement for such period.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. As of June 27, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,672,000, expiring through 2026.
NOTE 4. Earnings Per Share
In accordance with SFAS No. 128, Earnings Per Share, basic and diluted earnings per share were calculated as follows (unaudited):

	June 27, 2009		June 28, 2008
	3 months	9 months	3 months	9 months

Net income	$276,974	$707,855	$186,411	$1,148,239

Weighted average shares — basic	1,451,967	1,455,319	1,433,535	1,407,808
Dilutive effect of stock options	169,704	186,869	289,073	259,556

Weighted average shares — diluted	1,621,671	1,642,188	1,722,608	1,667,364

Basic net income per share	$0.19	$0.49	$0.13	$0.82
Diluted net income per share	$0.17	$0.43	$0.11	$0.69
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 70,000 at June 27, 2009 and 34,000 at June 28, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 5. Major Customers and Export Sales
During the quarter ended June 27, 2009, the Company had two customers that represented 78% (47% and 31%, respectively) of net sales as compared to the same period in fiscal 2008 where two customers represented 92% (69% and 23%, respectively) of net sales. During the nine months ended June 27, 2009, the Company had four customers that represented 84% (28%, 26%, 19% and 11%, respectively) of net sales as compared to the same period in fiscal 2008 where two customers represented 85% (61% and 24%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 27, 2009		June 28, 2008
	3 months	9 months	3 months	9 months

Domestic	$1,926,608	$5,649,269	$1,662,206	$5,260,437
Foreign	160,475	337,861	37,611	387,492

Total sales	$2,087,083	$5,987,130	$1,699,817	$5,647,929

The Company sold products into 11 countries during each of the nine month periods ended June 27, 2009 and June 28, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 27, 2009		June 28, 2008
	3 months	9 months	3 months	9 months

Saudi Arabia	35.8%	56.4%	—	24.4%
Thailand	47.6%	22.6%	72.6%	13.6%
Colombia	13.4%	9.4%	—	10.2%
Canada	—	—	20.3%	2.0%
United Kingdom	—	—	—	23.0%
Sri Lanka	—	—	—	15.2%
Other	3.2%	11.6%	7.1%	11.6%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 27, 2009		June 28, 2008
	3 months	9 months	3 months	9 months

North America (excluding the U.S.)	—	—	20.3%	2.0%
Central and South America	13.4%	11.2%	—	10.2%
Europe	1.7%	4.8%	—	24.6%
Mid-East and Africa	37.3%	60.5%	6.5%	49.5%
Far East	47.6%	23.5%	73.2%	13.7%

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
Overview
The Company designs, develops, manufactures, markets and sells communications security devices and systems that utilize various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been made directly or indirectly to foreign governments, but which also include purchases by domestic customers who in turn sell to foreign governments. We have also sold these products to commercial entities and U.S. government agencies. We generate additional revenue from contract engineering services performed for certain government agencies, both domestic and foreign.
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

Results of Operations
Three Months ended June 27, 2009 as compared to Three Months ended June 28, 2008
Net Sales
Net sales for the quarter ended June 27, 2009 were $2,087,000, as compared to $1,700,000 for the quarter ended June 28, 2008, an increase of $387,000 or 23%. Sales for the third quarter of fiscal 2009 consisted of $1,927,000, or 92%, from domestic sources and $160,000, or 8%, from international customers as compared to the same period in fiscal 2008, during which sales consisted of $1,662,000, or 98%, from domestic sources and $38,000, or 2%, from international customers.
Foreign sales consisted of shipments to six different countries during the quarter ended June 27, 2009 and four different countries during the quarter ended June 28, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third fiscal quarters of 2009 and 2008:

	2009	2008

Thailand	$76,000	$27,000
Saudi Arabia	57,000	—
Colombia	22,000	—
Other	5,000	11,000

	$160,000	$38,000

Revenue for the third quarter of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a domestic customer amounting to $127,000 and billings under programs for engineering services work amounting to $988,000. In addition, we continued shipping products under a $5.75 million contract with the U.S. Army, Communications and Electronics Command (CECOM) during the quarter amounting to $650,000. We also generated $38,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer and several orders for spare parts amounting to $80,000 during the quarter.
Revenue for the third quarter of fiscal 2008 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,171,000. In addition, the Company had billings under a program with the U.S. government for engineering services work amounting to $400,000 during the quarter.
Gross Profit
Gross profit for the third quarter of fiscal 2009 was $1,283,000 as compared to gross profit of $1,021,000 for the same period of fiscal 2008, an increase of 26%. Gross profit expressed as a percentage of sales was 61% for the third quarter of fiscal 2009 as compared to 60% for the same period in fiscal 2008. The increase in gross profit as a percentage of sales was primarily associated with slightly higher margin sales recognized during the quarter ended June 27, 2009.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2009 were $527,000, as compared to $659,000 for the same quarter in fiscal 2008. This decrease of 20% was attributable to a decrease in general and administrative expenses of $43,000 and a decrease in selling and marketing expenses of $90,000 during the third quarter of the 2009 fiscal year.
The decrease in general and administrative costs during the third quarter of 2009 was primarily attributable to a decrease in personnel-related costs of $46,000.
The decrease in selling and marketing costs for the third quarter of 2009 was attributable to a decrease in bid and proposal activity of $144,000, which was partially offset by increases in personnel-related costs of $17,000 and outside consulting fees of $28,000 as compared to the same period in fiscal 2008.
Product Development Costs
Product development costs for the quarter ended June 27, 2009 were $486,000, as compared to $192,000 for the quarter ended June 28, 2008, an increase of $294,000 or 153%. This increase was primarily attributable to an increase in personnel-related costs of $170,000 and an increase in outside consulting fees of $151,000 during the period. The increase was partially offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $40,000 during the third quarter of fiscal 2009.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $988,000 of billable engineering services revenue generated during the third quarter of fiscal 2009 and $400,000 generated during the same period of fiscal 2008.
Net Income
The Company’s net income was $277,000 for the third quarter of fiscal 2009, as compared to $186,000 for the same period of fiscal 2008. This 49% increase in net income is primarily attributable to the higher sales volume in the quarter ended June 27, 2009. For the three months ended June 27, 2009, the Company used available tax loss carryforwards against pre-tax income of $277,000 such that there was no current tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Nine Months ended June 27, 2009 as compared to Nine Months ended June 28, 2008
Net Sales
Net sales for the nine months ended June 27, 2009 were $5,987,000, as compared to $5,648,000 for the nine months ended June 28, 2008, an increase of $339,000 or 6%. Sales for the first nine months of fiscal 2009 consisted of $5,649,000, or 94%, from domestic sources and $338,000, or 6%, from international customers as compared to the same period in fiscal 2008, during which sales consisted of $5,260,000, or 93%, from domestic sources and $388,000, or 7%, from international customers.
Foreign sales consisted of shipments to 11 different countries during each of the nine month periods ended June 27, 2009 and June 28, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2009 and 2008:

	2009	2008
Saudi Arabia	$190,000	$94,000
Thailand	76,000	53,000
Colombia	32,000	40,000
United Kingdom	—	89,000
Sri Lanka	—	59,000
Other	40,000	53,000

	$338,000	$388,000

Revenue for the first nine months of fiscal 2009 was derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,132,000 and additional sales to two domestic customers amounting to $149,000. Billings under programs for engineering services work amounting to $2,371,000 also was recognized during the period. In addition, we began shipping products under a $5.75 million contract with CECOM amounting to $1,549,000 for the first nine months of fiscal 2009. We also sold our data link encryptors to a domestic customer amounting to $116,000 and generated $237,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer.
Revenue for the first nine months of fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U. S. radio manufacturer amounting to $3,418,000. There were additional sales of our narrowband radio encryptors to three (two domestic and one foreign) customers amounting to $223,000. We also sold our data link encryptors to two domestic customers amounting to $157,000. Foreign sales included a sale of our secure telephone, fax, and data encryptors to the United Nations in Lebanon amounting to $36,000 and a sale of our frame relay and internet protocol encryptor product line to two customers amounting to $183,000. In addition, we had billings under a program with the U.S. government for engineering services work amounting to $1,367,000 during the period.
Gross Profit
Gross profit for the first nine months of fiscal 2009 was $3,732,000 as compared to gross profit of $3,564,000 for the same period of fiscal 2008, an increase of 5%. Gross profit expressed as a percentage of sales was 62% for the nine months ended June 27, 2009 as compared to 63% for the nine months ended June 28, 2008.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 27, 2009 were $1,784,000, as compared to $1,709,000 for the nine months ended June 28, 2008. This increase of 4% was attributable to an increase in selling and marketing expenses of $140,000, offset by a decrease in general and administrative expenses of $65,000 during the first nine months of the 2009 fiscal year.
The increase in selling and marketing costs was attributable to increases in personnel related-costs of $83,000, outside consulting fees of $103,000, new product evaluation activities of $25,000, sales support activities of $45,000, and travel related-costs of $31,000. These increases were offset by a decrease in bid and proposal efforts of $123,000.
The decrease in general and administrative costs during the first nine months of 2009 was primarily attributable to a decrease in personnel related costs of $44,000 and a decrease in stock based compensation of $38,000, which were partially offset by an increase in professional fees of $16,000.
Product Development Costs
Product development costs for the nine months ended June 27, 2009 were $1,277,000, compared to $779,000 for the nine months ended June 28, 2008, an increase of $498,000 or 64%. This increase was primarily attributable to increases in personnel-related costs of $365,000, outside consulting fees of $273,000 and recruiting costs of $60,000. The increase was offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $202,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $2,371,000 of billable engineering services revenue generated during the first nine months of fiscal 2009 and $1,367,000 generated during the same period of fiscal 2008.
Net Income
The Company’s net income was $708,000 for the first nine months of fiscal 2009, as compared to $1,148,000 for the same period of fiscal 2008. This 38% decrease in income is primarily attributable to a 64% increase in internal product development costs. For the nine months ended June 27, 2009, the Company used available tax loss carryforwards against pre-tax income of $708,000 such that there was no current tax provision recognized in the income statement for the period. The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 27, 2009, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents increased by $343,000, or 9%, to $3,966,000 as of June 27, 2009, from a balance of $3,623,000 at September 27, 2008. This increase was primarily attributable to cash generated from net income of $708,000 and an increase in customer deposits of $623,000. These increases were partially offset by increases in accounts receivables of $394,000 and inventory of $440,000 and a decrease in accounts payable and other accrued expenses of $134,000 during the first nine months of fiscal 2009. In addition, non-cash items of $177,000 were offset by additions to equipment of $157,000.
Our results during the first nine months of fiscal 2009 met our expectations. We are currently performing under engineering services programs valued at $4.78 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $2,371,000 during the first nine months of 2009 under these programs. In addition, in April 2008 we were awarded a contract from the U.S. Army, Communications and Electronics Command for upgrades and supplies to be shipped to Egypt amounting to $5.75 million, with a subsequent amendment adding an additional $610,000 of funding. We began shipping products under this contract during the first fiscal quarter ended December 27, 2008, and shipped an aggregate $1,549,000 during the first nine months of fiscal 2009. We expect to continue shipping under this contract over the next 15 months.
Backlog at June 27, 2009 amounted to approximately $6.4 million. The orders in backlog are expected to ship during the remainder of fiscal 2009 and the first half of fiscal 2010.
The Company has a line of credit agreement with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the first nine months of fiscal 2009 or at any time during fiscal year 2008.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 27, 2009 and June 28, 2008 there were no outstanding standby letters of credit. When necessary the Company secures its outstanding standby letters of credit with its line of credit facility with the Bank.
In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 27, 2009 and June 28, 2008 was $119,000.
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

Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company over the next 12 months. As a result of our profitability during the first nine months of fiscal 2009 and fiscal year 2008 and the current backlog, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION

(Registrant)

August 11, 2009 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief Executive Officer

August 11, 2009	By:	/s/ Michael P. Malone

Date		Michael P. Malone, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002