Form 10-K
period 2009-09-26
TECHNICAL COMMUNICATIONS CORP
filed 2009-12-18
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2009

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
Common Stock, $0.10 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐ (not required)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Based on the closing price as of March 28, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $6,333,626.
The number of shares of the registrant’s Common Stock, par value $ 0.10 per share, outstanding as of December 11, 2009 was 1,451,967.
Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2010 Annual Meeting of Shareholders to be held February 8, 2010 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION
Annual Report on Form 10-K
For the Year Ended September 26, 2009

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
Overview
The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit receivers to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order equipment that is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.
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
TCC manufactures most of its products using third-party vendors for the supply of components and selected processing. Final assembly, software loading, testing and quality assurance are performed by TCC at its factory. This manufacturing approach allows TCC to competitively procure the components from multiple suppliers while maintaining control of the manufacture and performance of the final product.
TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors because the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers and value-added resellers using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the products and close the sale, and who handle on behalf of TCC many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.
The worldwide market for our Government Systems products remains a principal focus for TCC, as the Company believes increasing concerns with security will sustain demand for increased protection of both voice and data networks. Management plans selected, evolutionary upgrades to our government/military products both to meet new requirements of the market and to provide entry into new markets. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to meet unique customer requirements will meet a growing demand as governments become more sophisticated in defining their communications security needs.
The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. The procedure for obtaining the applicable license, from either the U.S. Department of Commerce or Department of State, is relatively straightforward. Many of TCC’s products can be sold under existing “blanket” licenses, while some products and end-users must be submitted for specific approval. A more detailed discussion of the licensing process is included below in the “Regulatory Matters” section.

2009 Highlights and Recent Events
Fiscal 2009 continued to produce positive financial results with improvement in revenues and maintenance of strong profitability. TCC secured significant sales in several product areas: military network security, HF and VHF radio encryptors, IP security for private satellite-based systems, and secure telephony systems. Several of the major 2009 projects were expansions of the TCC installed encryption base in Egypt, Colombia, and Afghanistan. TCC also made progress in establishing new international projects in Mexico and Saudi Arabia and continued to expand its technology base through its development of new derivative products to meet specific customer applications.
Revenues in fiscal 2009 increased to $7,752,000, a 13% increase over fiscal 2008 revenues, and we produced a profit of $943,000 for the period. These results are largely due to continuing strong sales of encryption products for foreign military networks and radio applications. TCC’s backlog at the end of the year was $7,778,000, a 9% increase from the fiscal 2008 year-end position. Orders received subsequent to the end of the 2009 fiscal year have increased the backlog as of mid-December 2009 to approximately $9.4 million. We believe this backlog provides a solid opportunity for revenue generation in 2010 and 2011. For the fiscal year ended September 26, 2009, the Company reported revenues of $7,752,000 as compared to $6,852,000 for the previous year. Income for fiscal year 2009 was $943,000 or $0.65 per share, as compared to a net income of $1,061,000 or $0.75 per share in fiscal 2008.
During fiscal 2009, TCC delivered over $2.1 million of network encryptors to the Government of Egypt under a Foreign Military Sales or “FMS” contract received in April 2008. This equipment is from our DSD72A-SP product line of high performance encryptors used world-wide in tactical and strategic networks requiring strong encryption security and high reliability. The equipment delivered to Egypt in 2009 will provide logistics support as well as expand the fielded systems. TCC expects that additional equipment ordered under this contract will be delivered in fiscal 2010. We also expect that the evolution of this customer’s radio systems will provide opportunities for upgrades and adaptations of the deployed bulk encryptors in the future. Accordingly, TCC continues to develop new DSD72A-SP equipment which allows customers to use new radios, multiplexers and switches. Under the final stages of development testing is a new multi-interface system which will give users the capability of matching a single encryptor to a multiple interface radio. TCC maintains a strong record of being supportive of its customers’ requirements and providing unique customized solutions to maintain a high security level as transmission systems change.
In fiscal 2009, TCC also continued to deliver significant quantities of the DSP9000 Universal Radio Encryption System to Afghanistan for use by both the coalition and indigenous forces. TCC’s DSP9000 family of radio encryption products is a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF, UHF and VHF radio bands. The DSP9000 products have the very attractive feature of mating to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces which may be using radios produced by different manufacturers. We believe that the DSP9000 provides a universal encryption solution that is readily deployable, cost effective and adaptable to meet unique user requirements. Also in 2009, TCC delivered DSP9000 systems under FMS cases for the shipboard communications systems used in offshore and inland patrol craft for a variety of countries. The rugged design of the DSP9000 system and its integration flexibility offer an ideal solution for many policing applications on land, water and air.
Satellite-based communications often require unique encryption solutions in order to accommodate the variety of equipment being integrated. TCC specializes in providing such unique solutions and in fiscal 2009 provided a major system upgrade to a Mideast customer. The upgrade included a conversion of existing crypto processors and a major upgrade of the customer’s existing key and device management system.
In the area of internal product development, TCC continues to invest in the development of new products that expand the application and roles of our product lines. We expect that future network encryption needs in the international government markets will be met with a new generation of very high speed encryptors currently under development. These encryptors are capable of providing high speed, fiber optic connectivity combined with rugged field environment reliability for the most demanding industrial and military applications.
TCC’s other product lines — secure telephony, custom network encryption and military data encryption — are all performing as expected and continue to provide a solid business base for the company. With these products and those highlighted above, TCC continues to provide a broad range of high quality encryption equipment that meets the demanding requirements of a growing worldwide market.

Products and Services
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
The Company’s Secure Office Systems product line primarily consists of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced the first in a new line of secure wireless products as part of our Secure Office Systems product line. During 2007 we introduced a new flip phone model for this product line. During 2009 we introduced a new keyboard/PDA secure wireless phone and a new desktop encryptor for this product line. The market for this product continues to develop modestly and we expect it will take the greater part of fiscal 2010 before this product line generates consistent revenue.
Although we believe our Network Security Systems products are competitive, the demand for the products comprising this product line has been difficult to establish. Strong competition in this market coupled with weak overall demand for network security products both domestically and overseas have hampered the Company’s efforts to develop an active and consistent market. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.
The Company also provides customization to its products upon a customer request. In addition the Company actively sells its engineering services in support of funded research and development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. Revenue from these services has steadily increased over the past four years.
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
The Company’s Fax Security System is a secure, automatic transmission fax system that connects to any standard facsimile machine. Security protection is achieved using key technology, which provides randomly generated keys that are unique to each communication session. Open and closed networks are supported by the device to enable an open exchange of secure documents in the industrial marketplace or to restrict secure communications to only authorized parties in highly confidential or government applications.
The Company’s Executive Secure Telephone offers strategic-level voice and data security in a full-featured executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control.
The CipherTalk® 8000 and CipherSMS® secure wireless products are designed to provide encrypted mobile communications anywhere in the world. With multi-band radio interface, these products operate in the North American, Latin American, and European regions, as well as the Asian and Australian regions. Integrated on leading mobile device platforms, they contain the latest in mobile productivity functionality as well as standard cell phone operation. The CipherTalk-8000 is the first product in what the Company expects to be a new line of secure wireless products.
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
Our competitive position also depends on our ability to attract and retain qualified personnel, obtain and maintain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.
Sales and Backlog
In fiscal year 2009, the Company had three customers representing 76% of total net sales. These consisted of fees generated by our engineering services efforts representing 33% of sales and sales under a contract with U.S. Army, Communications and Electronics Command (“CECOM”) for bulk encryptors representing 28% of sales. Also, we had sales of radio encryptors to one customer for deployment in Afghanistan representing 15% of sales. In fiscal year 2008, the Company had two customers representing 78% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan amounting to 51% of sales and fees generated by our engineering services efforts for one customer representing 27% of sales.
The Company sells directly to customers, original equipment manufacturers and value-added resellers using its in-house sales force as well as domestic and international representatives, consultants and distributors. International sales are made primarily through our main office. We seldom have long-term contractual relationships with our customers and, therefore, generally have no assurance of a continuing relationship within a given market.
Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 26, 2009 and September 27, 2008 was approximately $7,778,000 and $7,146,000, respectively.
The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company’s revenues in any accounting period for the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company’s financial condition and results of operations.
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
All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency, the U.S. Government Accountability Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

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
Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities, commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the U.S. government’s recognition of the technology available from foreign sources and the need to allow U.S. corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, which impact could be material.
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

TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The marginal cost of this license is immaterial.
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
Research and Development
Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 26, 2009 and September 27, 2008, the Company spent $1,889,000 and $942,000, respectively, on product development.
In fiscal 2010, the Company expects to maintain its investment in internal product development at 2009 levels. Our plan is to evaluate several technical options for enhancing the radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development in fiscal 2010.

Foreign Operations
The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2009 and 2008 because the mix of products sold abroad included more products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.
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
In fiscal years 2009 and 2008, sales directly to international customers accounted for approximately 7% and 14%, respectively, of our net sales. In fiscal 2009 and 2008 a significant portion of domestic sales (59% and 15%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. In addition, we began shipments representing 28% of sales under a contract with the U.S. Army CECOM of products delivered to the Government of Egypt. Based on our historical results we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:
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
We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. government may prevent proposed sales to foreign governments or other end-users.
Employees
As of September 26, 2009, the Company employed 32 full-time persons and two part-time employees, as well as several full and part-time consultants. The Company believes that its relationships with its employees is good.

Item 1A. RISK FACTORS
You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 26, 2009 and subsequent quarterly reports filed with the SEC.
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
Once our products are in use, any product failure, including software or hardware failure, which causes a breach of security with respect to our customer’s confidential communications could have a material adverse effect on TCC. There is no guarantee of product performance or that our products are adequate to protect against all security breaches. While we attempt to mitigate such risks by maintaining insurance and including warranty disclaimers and liability limitation clauses in our agreements with customers, such mitigation devices may not protect us against liability in all instances. If our products failed for any reason, our clients could experience data loss, financial loss, personal and property losses, harm to reputation, and significant business interruption. Such events may expose us to substantial liability, increased regulation and/or penalties, as well as loss of customer business and a diminished reputation. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by insurance, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
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
The Company is dependent upon its foreign sales and we expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.
We also may not be successful in obtaining the necessary licenses to conduct operations abroad, including the export of many of the Company’s products, and the U.S. government may prevent proposed sales to foreign governments or certain international end-users. Export restrictions, compliance with which imposes additional burdens on the Company, may further provide a competitive advantage to foreign competitors facing less stringent controls on their products and services.
Finally, an increasing focus of our business is in emerging markets, including South America and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.
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
We will be successful only if a significant number of customers adopt our secure communications products. Historically the Company has had a small number of customers representing a large percentage of its total sales. Although the Company endeavors to expand its customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future. This reliance makes us particularly susceptible to factors affecting those customers. If such customers’ business declines and as a result our sales to such customers decline without corresponding sales orders from other customers, our financial condition and results of operations could be adversely affected. It is difficult to predict the rate at which customers will use our products, even in the case of repeat customers, and we do not typically have long-term contractual arrangements.
We may not be able to maintain effective product distribution channels.
We rely on an in-house sales force as well as domestic and international representatives, consultants and distributors for the sale and distribution of our products. Our sales and marketing organization may be unable to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers. Further, certain of our distributors may carry competing products lines, which may negatively impact our sales revenues.
We rely on single or limited sources for the manufacture and supply of certain product components.
For a small percentage of parts, we rely upon a single or a limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we may not be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

The loss of existing key management and technical personnel and the inability to attract new hires could have a detrimental effect on the Company.
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
As of December 11, 2009, we employed 32 full-time and two part-time people as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2. PROPERTIES
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983 and believes its condition is good. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 26, 2009 and September 27, 2008 was $159,000.
Item 3. LEGAL PROCEEDINGS
There are no current legal proceedings as to which TCC or its subsidiary is a party.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to security holders for a vote during the fourth quarter of the Company’s 2009 fiscal year.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/26/2009	$3.70	$5.25
	6/27/2009	3.75	5.00
	3/28/2009	3.00	5.57
	12/27/2008	3.35	5.60

	9/27/2008	$4.51	$6.40
	6/28/2008	5.00	7.30
	3/29/2008	4.40	7.49
	12/29/2007	4.05	5.95
The Company has paid no cash dividends in the past on any class of its common equity. In addition, pursuant to the loan agreement entered into on November 5, 2004 with Bank of America, the Company is prohibited from paying dividends.
As of December 11, 2009, there were approximately 670 record holders of our Common Stock.
On December 11, 2009, the closing price of the Common Stock was $3.80.
Equity Compensation Plan Information
The following table presents information about the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding) as of the fiscal year ended September 26, 2009. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 26, 2009, included herewith.

				Number of
	Number of securities to		Weighted average	securities
	be issued upon exercise		exercise price of	remaining
	of outstanding options,		outstanding options,	available for
Plan category	warrants and rights		warrants and rights	future issuance
Equity compensation plans approved by stockholders	336,200	(1)	$2.18	—

Equity compensation plans not approved by stockholders	156,500	(2)	$4.61	43,500

Total	492,700		$3.05	43,500

(1)	Of the 336,200 options outstanding as of September 26, 2009, 334,200 were exercisable as of such date at an average exercise price of $2.17 per share.

(2)	Of the 156,500 options outstanding as of September 26, 2009, 103,300 were exercisable as of such date at an average exercise price of $4.38 per share.

Sales of Unregistered Securities and Repurchases by the Issuer and Affiliated Purchasers
There were no sales by the Company of unregistered shares of the Company’s common stock during the 2009 fiscal year and no repurchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2009 fiscal year.
During fiscal 2009 the Company’s Chief Executive Officer and other directors exercised stock options for an aggregate 106,500 shares and subsequently tendered back to TCC 90,402 of those shares in payment of the exercise price of the options and associated withholding taxes. The tendered shares were immediately retired by the Company.
Item 6. SELECTED FINANCIAL DATA
Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.
Forward-Looking Statements
The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 26, 2009 and the “Risk Factors” section included herein.
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
We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.
Inventory
We value our inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $2.5 million as of September 26, 2009, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.
Stock Based Compensation
We record compensation cost for all share-based payments granted based on the grant date fair value. We expense share-based compensation over the employee’s requisite service period, generally the vesting period of the award.
The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change. Any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information available at the time made and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.
Results of Operations
Year ended September 26, 2009 as compared to year ended September 27, 2008
Net Sales
Net sales for the years ended September 26, 2009 and September 27, 2008 were $7,752,000 and $6,852,000, respectively, an increase of $900,000 or 13%. Sales for fiscal 2009 consisted of $7,227,000, or 93%, from domestic sources and $525,000, or 7%, from international customers as compared to fiscal 2008, in which sales consisted of $5,865,000, or 86%, from domestic sources and $987,000, or 14%, from international customers.

Foreign sales consisted of shipments to 12 different countries during the year ended September 26, 2009 and 13 different countries during the year ended September 27, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2009	2008
Saudi Arabia	$276,000	$94,000
Columbia	32,000	639,000
Mexico	82,000	—
Thailand	96,000	53,000
Other	39,000	201,000

	$525,000	$987,000

Revenue for fiscal 2009 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,133,000 and additional sales to two domestic customers amounting to $175,000. Billings under programs for engineering services work amounting to $3,271,000 also were recognized during the period. In addition, we began shipping products under a contract with CECOM amounting to $2,159,000 during fiscal 2009. We also sold our data link encryptors to one domestic customer and one foreign customer amounting to $198,000 and generated $269,000 in royalty revenue under an existing license and royalty agreement with a large domestic radio manufacturer.
Revenue for fiscal 2008 was primarily derived from the sale of our narrowband radio encryptors to a U.S. radio manufacturer amounting to $3,486,000. There were additional sales of our narrowband radio encryptors to five (two domestic and three foreign) customers amounting to $461,000. We also sold our data link encryptors to two domestic customers amounting to $157,000 during the 2008 fiscal year. Foreign sales for fiscal 2008 included a sale of our secure telephone, fax, and data encryptors to a South American customer amounting to $400,000 and a sale of our frame relay and internet protocol encryptor products to two customers amounting to $183,000. In addition, we had billings under two programs with the U.S. government for engineering services work amounting to $1,887,000.
Gross Profit
Gross profit for fiscal year 2009 was $4,846,000, an increase of $657,000 or 16%, compared to gross profit of $4,189,000 for fiscal year 2008. Gross profit expressed as a percentage of sales was 63% in fiscal year 2009 compared to 61% in the prior year. The increase in gross profit as a percentage of sales was primarily associated with revenue generated from the sale of higher margin products in fiscal 2009.
Operating Costs and Expenses
Selling, General and Administrative
Selling, general and administrative expenses for fiscal 2009 were $2,534,000, as compared to $2,335,000 for fiscal 2008. This increase of 9% was attributable to an increase in general and administrative expenses of $65,000 and an increase in selling and marketing expenses of $134,000 during the 2009 fiscal year.
The increase in general and administrative costs during 2009 was primarily attributable to an increase in bad debt expense of $218,000 related to a South American distributor experiencing financial difficulty. This increase was offset by a decrease in personnel-related costs of approximately $72,000 and a decrease in consulting and professional fees of approximately $79,000 during the 2009 fiscal year.
The increase in selling and marketing costs was primarily attributable to increases in personnel-related costs of $68,000, consulting costs of $147,000, engineering sales support activities of $50,000, new product evaluation activities of $47,000 and travel costs of $35,000. These increases were partially offset by a decrease in bid and proposal activity of $221,000.

Product Development
Product development costs for the year ended September 26, 2009 were $1,889,000, compared to $942,000 for the year ended September 27, 2008, an increase of $947,000 or 101%. This increase was primarily attributable to an increase in personnel-related costs of $523,000 and an increase in outside consulting costs of $473,000 during the year ended September 26, 2009. There was also an increase in materials utilized on internal product development projects of approximately $35,000 and an increase in recruiting costs of approximately $28,000. These increases were the result of planned development efforts undertaken this year. These efforts, which will meet current and future customers’ requirements, include new network interface options and a new automated test system designed to work with new and existing products. In addition there was an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $105,000, as personnel were redeployed from internal product development efforts to support these other efforts.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $3,271,000 of billable engineering services revenue generated during fiscal 2009 and $1,887,000 generated during fiscal 2008.
It is anticipated that cash from operations will fund our near-term research and development and marketing activities. However, any increase in activities — either billable or new product related — will require additional resources, which we may not be able to fund through cash from operations. We believe that, in the long term, based on current billable activities and the improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. In circumstances where resources will be insufficient, the Company will look to other sources of financing including debt and/or equity investments.
Net Income
The Company generated net income of $943,000 for fiscal year 2009 as compared to net income of $1,061,000 for fiscal year 2008, an $118,000 decrease. This 11% decrease in income is primarily attributable to a substantial increase in internal product development costs.
During fiscal 2009, $491,000 of the deferred tax valuation allowance, related primarily to net operating loss carryforwards, was reversed. This future realization of the Company’s deferred tax assets depends upon the availability of sufficient future taxable income. The Company determined that the benefits of these assets will more likely than not be utilized against taxable income through fiscal 2010.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 26, 2009, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $1,796,000, or 50%, to $5,418,000 as of September 26, 2009, from a balance of $3,623,000 at September 27, 2008. This increase was primarily attributable to cash generated from operations of $1,985,000, which includes net income of $943,000 and cash from customer deposits of $1,714,000, and was offset by an increase in inventory of $494,000 and an increase in deferred tax assets of $491,000. Fixed asset additions of $192,000 during the period also offset the increases.
Our results during fiscal 2009 met our expectations. We are currently performing under engineering services programs valued at $4.78 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $3,271,000 during 2009 under these programs. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5.75 million, with a subsequent amendment adding an additional $610,000 of funding. We began shipping products under this contract during the fiscal quarter ended December 27, 2008, and shipped an aggregate $2,159,000 during fiscal 2009. We expect to continue shipping under this contract over the next 15 months.

Backlog at September 26, 2009 amounted to $7,778,000. The orders in backlog are expected to ship during fiscal 2010 and 2011 depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2009 and 2008.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 26, 2009 and September 27, 2008 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 26, 2009 and September 27, 2008 was $159,000.
The Company does not anticipate any significant capital expenditures during fiscal 2010.
In fiscal 2010, the Company expects to maintain its investment in internal product development at fiscal 2009 levels. Our plan is to evaluate several technical options for enhancing the radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CiperTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development in fiscal 2010.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company through the end of fiscal year 2010. As a result of our profitability during the past three fiscal years and the backlog at September 26, 2009, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement on subsequent event accounting. The pronouncement identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company’s second quarter of fiscal 2009, and there was no effect as a result of its adoption by TCC.
In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, referred to as the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the United States. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the Company’s financial position or results of operations.
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
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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
In the course of its assessment this year, management identified a control deficiency that was also identified during its assessment for the fiscal year ended September 27, 2008. During the course of the fiscal 2008 evaluation, and again during the evaluation for the 2009 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties.  As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 26, 2009.
Management has discussed the material weakness and related corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2010 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2009 fiscal year.
The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2009 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2009 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” with respect to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2009 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Fees,” and “Pre-Approval Policies” in Proposal II with respect to our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2009 fiscal year.

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

14		Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004)

21	*	List of Subsidiaries of the Company

23	*	Consent of Caturano and Company, P.C.

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

Footnotes:

*	Attached to this filing

+	Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President Chairman of the Board, Director
Date: December 18, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 18, 2009

/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2009

/s/ Mitchell B. Briskin Mitchell B. Briskin	Director	December 18, 2009

/s/ Robert T. Lessard Robert T. Lessard	Director	December 18, 2009

/s/ Thomas E. Peoples Thomas E. Peoples	Director	December 18, 2009

Technical Communications Corporation
Consolidated Balance Sheets
September 26, 2009 and September 27, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,418,419	$3,622,903
Accounts receivable — trade, less allowance of $233,000 and $25,000 at September 26, 2009 and September 27, 2008, respectively	402,841	722,261
Inventories	2,415,054	1,920,724
Deferred income taxes	566,294	75,000
Other current assets	180,161	105,666

Total current assets	8,982,769	6,446,554

Equipment and leasehold improvements	3,369,214	3,182,522
Less accumulated depreciation and amortization	(3,029,707)	(2,915,050)

Equipment and leasehold improvements, net	339,507	267,472

	$9,322,276	$6,714,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,129	$173,070
Accrued liabilities:
Compensation and related expenses	280,651	448,179
Customer deposits	1,964,262	246,184
Other	114,576	168,906

Total current liabilities	2,609,618	1,036,339

Stockholders’ equity
Common stock — par value $0.10 per share; authorized 7,000,000 shares, issued and outstanding 1,452,199 and 1,433,767 shares at September 26, 2009 and September 27, 2008, respectively	145,220	143,377
Additional paid-in capital	2,031,340	1,941,020
Retained earnings	4,536,098	3,593,290

Total stockholders’ equity	6,712,658	5,677,687

	$9,322,276	$6,714,026

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Operations
Years Ended September 26, 2009 and September 27, 2008

	2009	2008

Net sales	$7,751,858	$6,852,313
Cost of sales	2,906,110	2,663,218

Gross profit	4,845,748	4,189,095

Operating expenses:
Selling, general and administrative	2,533,658	2,334,911
Product development	1,888,953	942,041

Total operating expenses	4,422,611	3,276,952

Operating income	423,137	912,143

Other income (expense)
Investment income	39,762	90,047

Income before income taxes	462,899	1,002,190

Provision (benefit) for income taxes	(479,909)	(58,620)

Net income	$942,808	$1,060,810

Net income per common share
Basic	$0.65	$0.75
Diluted	$0.58	$0.63
Weighted average shares
Basic	1,444,427	1,414,101
Diluted	1,632,883	1,679,531
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Cash Flows
Years Ended September 26, 2009 and September 27, 2008

	2009	2008

Operating activities:
Net income	$942,808	$1,060,810
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119,530	61,144
Bad debt expense	207,748	—
Stock-based compensation	116,363	145,661
Deferred income taxes	(491,294)	(75,000)

Changes in current assets and current liabilities:
Accounts receivable	111,672	(301,734)
Inventories	(494,330)	(12,567)
Other current assets	(74,495)	(9,615)
Customer deposits	1,713,788	112,584
Accounts payable and accrued liabilities	(167,020)	(42,274)

Cash provided by operating activities	1,984,770	939,009

Investing activities:
Additions to equipment and leasehold improvements	(191,565)	(221,254)

Cash used for investing activities	(191,565)	(221,254)

Financing activities:
Proceeds from stock issuance	2,311	282,860

Cash provided by financing activities	2,311	282,860

Net increase in cash and cash equivalents	1,795,516	1,000,615
Cash and cash equivalents at beginning of year	3,622,903	2,622,288

Cash and cash equivalents at end of year	$5,418,419	$3,622,903

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	18,795	24,000
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 26, 2009 and September 27, 2008

	2009	2008

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,433,767	1,382,767
Exercise of stock options	2,334	51,000
Cashless exercise of stock options	16,098	—

Ending balance	1,452,199	1,433,767

Common stock at par value:
Beginning balance	$143,377	$138,277
Exercise of stock options	1,843	5,100

Ending balance	145,220	143,377

Additional paid-in capital:
Beginning balance	1,941,020	1,517,599
Exercise of stock options	3,687	277,760
Cashless exercise of stock options	(29,730)	—
Stock-based compensation	116,363	145,661

Ending balance	2,031,340	1,941,020

Retained earnings:
Beginning balance	3,593,290	2,532,480
Net income	942,808	1,060,810

Ending balance	4,536,098	3,593,290

Total stockholders’ equity	$6,712,658	$5,677,687

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
(2) Summary of Significant Accounting Policies
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TCC Investment Corp., a Massachusetts corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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

Notes to Consolidated Financial Statements (continued)
Inventories
The Company values its inventory at the lower of actual cost to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.
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
Recognition of Revenue
The Company recognizes product revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.
The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. If the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Notes to Consolidated Financial Statements (continued)
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.
Share-Based Compensation
Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. These amounts were immaterial for the years ended September 26, 2009 and September 27, 2008.
The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value for its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 26,	September 27,
	2009	2008
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.8% to 2.8%	2.71% to 3.8%
Stock volatility	77% to 80%	81% to 110%
Dividend yield	-0-	-0-
There were 25,500 options granted during the year ended September 26, 2009 and 41,000 options granted during the year ended September 27, 2008. The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 26, 2009 and September 27, 2008:

	2009	2008

Cost of sales	$6,700	$6,809
Selling, general and administrative	51,319	89,869
Product development	58,344	48,983

Total share-based compensation expense before taxes	$116,363	$145,661

As of September 26, 2009, there was $188,731 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the option grants vest. The weighted average period over which the compensation cost is expected to be recognized is 3.21 years.
The Company had the following stock option plans outstanding as of September 26, 2009: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were an aggregate of 900,000 shares originally authorized under these plans, of which 492,700 were outstanding at September 26, 2009. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of five or ten years from the date of grant. As of September 26, 2009, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 43,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan. During fiscal 2009 the Company’s Chief Executive Officer and other directors exercised stock options for an aggregate 106,500 shares and subsequently tendered back to TCC 90,402 of those shares in payment of the exercise price of the options and associated withholding taxes. The tendered shares were immediately retired by the Company.

Notes to Consolidated Financial Statements (continued)
The following tables summarize stock option activity during fiscal years 2008 and 2009:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 29, 2007	612,034	$3.12	4.55 years
Grants	41,000	6.77
Exercises	(51,000)	5.55
Cancellations	(21,000)	6.44

Outstanding at September 27, 2008	581,034	$3.05	4.46 years

Grants	25,500	4.80
Exercises	(108,834)	3.88
Cancellations	(5,000)	4.00

Outstanding at September 26, 2009	492,700	$2.95	4.72 years

Information related to the stock options vested or expected to vest as of September 26, 2009 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	158,000	3.05	$0.96	158,000	$0.96
$1.01 – $2.00	1,200	2.31	1.27	1,200	1.27
$2.01 – $3.00	65,700	3.28	2.54	63,100	2.52
$3.01 – $4.00	193,800	5.14	3.59	177,600	3.60
$4.01 – $5.00	29,000	8.69	4.79	16,600	4.86
$5.01 – $10.00	45,000	8.37	6.62	21,000	6.98

	492,700	4.72	2.95	437,500	2.69

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 26, 2009 was $783,813. The intrinsic value of the options exercised during the year ended September 26, 2009 was $267,266. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
Income Taxes
The Company accounts for income taxes using the asset/liability method. Under the asset/liability method, deferred income taxes are recognized at current income tax rates to reflect the tax effect of temporary differences between the consolidated financial reporting basis and tax basis of assets and liabilities. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.
In June 2006, the FASB issued a new standard related to uncertain tax positions effective for the Company for fiscal 2008. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal years 2009 and 2008, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Notes to Consolidated Financial Statements (continued)
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of September 26, 2009 and September 27, 2008, the Company had no accrued interest or tax penalties recorded.
Warranty Costs
The Company provides for warranty costs at the time product revenue is recognized based in part upon historical experience.
Fair Value of Financial Instruments
The Company adopted the provisions of new guidance in the area of Fair Value Measurements and Disclosures, effective for fiscal year 2009. This guidance defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by the guidance, must maximize the use of observable inputs and minimize the use of unobservable inputs.
The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The adoption of this new guidance had no impact on TCC’s financial position or results of operations.
Earnings per Share (EPS)
The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income by a weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.
Fiscal Year-End Policy
The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2009 ended on September 26, 2009 and included 52 weeks. The fiscal year 2008 ended on September 27, 2008 and included 52 weeks.
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owners sources.
The Company’s comprehensive income for the years ended September 26, 2009 and September 27, 2008 was equal to its net income for those periods.

Notes to Consolidated Financial Statements (continued)
Operating Segments
The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.
Newly Issued Pronouncements
In May 2009, the FASB issued a pronouncement on subsequent event accounting. The pronouncement identifies the following: the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company’s second quarter of fiscal 2009, and there was no effect as a result of its adoption by TCC.
In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification, referred to as the Codification, is the single source of authoritative nongovernmental generally accepted accounting principles in the United States. The Codification was effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification had no impact on the Company’s financial position or results of operations.
(3) Income Per Share
Basic and diluted EPS were calculated as follows:

	September 26,	September 27,
	2009	2008

Net Income	$942,808	$1,060,810

Weighted Average Shares Outstanding — Basic	1,444,427	1,414,101
Dilutive effect of stock options	188,456	265,430

Weighted Average Shares Outstanding — Diluted	1,632,883	1,679,531

Basic Net Income Per Share	$0.65	$0.75
Diluted Net Income Per Share	$0.58	$0.63
Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 70,000 in fiscal year 2009 and 41,000 in fiscal year 2008.
(4) Inventories
Inventories consist of the following:

	September 26,	September 27,
	2009	2008
Finished goods	$5,829	$77,444
Work in process	511,514	589,700
Raw materials and supplies	1,897,711	1,253,580

Total inventories	$2,415,054	$1,920,724

Notes to Consolidated Financial Statements (continued)
(5) Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

	September 26,	September 27,	Estimated
	2009	2008	Useful Life

Engineering and manufacturing equipment	$1,477,156	$1,416,678	3-8 years
Demonstration equipment	665,916	635,932	3 years
Furniture and fixtures	741,846	654,711	3-8 years
Leasehold improvements	484,296	475,201	Lesser of useful life or term of lease

Total equipment and leasehold improvements	3,369,214	3,182,522

Less accumulated depreciation and amortization	(3,029,707)	(2,915,050)

Equipment and leasehold improvements, net	$339,507	$267,472

Depreciation expense was $119,530 and $61,144 for the fiscal years ended September 26, 2009 and September 27, 2008, respectively.
(6) Other Accrued Liabilities

	September 26,	September 27,
	2009	2008

Product warranty costs	$46,675	$61,708
Professional service fees	49,229	37,514
Annual report and investor relations fees	13,638	19,526
Customer support agreements and commissions	5,034	50,158

Total other accrued liabilities	$114,576	$168,906

(7) Leases
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 26, 2009 and September 27, 2008 was $159,000.

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
The following table reflects changes in the Company’s accrued warranty account:

	September 26,	September 27,
	2009	2008

Beginning Balance	$61,708	$49,121
Plus: accruals related to new sales	39,852	49,433
Less: payments and adjustments to prior period accruals	(54,885)	(36,846)

Ending Balance	$46,675	$61,708

(9) Income Taxes
The provision (benefit) for income taxes consists of the following:

	September 26,	September 27,
	2009	2008

Current:
Federal	$3,264	$8,275
State	8,121	8,105

Total current taxes	11,385	16,380

Deferred:
Federal	(491,294)	(75,000)
State	—	—

Total deferred taxes	(491,294)	(75,000)

Total (benefit) provision	$(479,909)	$(58,620)

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 26,	September 27,
	2009	2008

Tax provision at U.S. statutory rate	$157,386	$340,745
State income tax provision, net of federal benefit	5,360	5,349
Other	4,062	(394)
Valuation allowance	(646,717)	(404,320)

Total (benefit) provision	$(479,909)	$(58,620)

Notes to Consolidated Financial Statements (continued)
Deferred income taxes consist of the following:

	September 26,	September 27,
	2009	2008

NOL carryforward	$1,285,289	$1,489,057
Inventory differences	1,135,742	1,121,516
Goodwill	13,699	34,241
Warranty accruals	18,796	24,850
Payroll related accruals	12,111	14,308
Tax credits	384,553	169,916
Other	259,064	197,064

Total	3,109,254	3,050,951
Less: valuation allowance	(2,542,960)	(2,975,951)

Total	$566,294	$75,000

During fiscal 2009, $491,294 of the deferred tax valuation allowance, related primarily to net operating loss carryforwards, was reversed, due to the determination by the Company that the benefits of the deferred tax asset will more likely than not be realized in future years.
The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $432,991 and $487,295 in fiscal years 2009 and 2008, respectively, and related primarily to the reversal of the valuation allowance and the utilization of net operating loss carryforwards against taxable income.
As of September 26, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,780,000, expiring through 2026. In addition, the Company had available research credits for federal income tax purposes of approximately $262,000, expiring through 2029.
Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.
The Company files income tax returns in the U.S. federal jurisdiction and in the state of Massachusetts. For U.S. federal and state tax purposes, the tax years 2005 through 2008 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.
(10) Employee Benefit Plans
The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2009 or 2008. However, the Board of Directors approved a corporate match of $0.25 per $1.00 of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $39,386 and $29,632 in fiscal years 2009 and 2008, respectively.
The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, bonuses totaling $49,500 were accrued for executives at September 26, 2009 and $110,000 at September 27, 2008.

Notes to Consolidated Financial Statements (continued)
(11) Commitments and contingencies
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2009 and 2008.
The Company did not have any open standby letters of credit at September 26, 2009 or September 27, 2008.
The Company maintains its cash and cash equivalents in bank deposit accounts and money market mutual funds that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.
(12) Major Customers and Export Sales
In fiscal year 2009, the Company had three customers representing 76% (33%, 28% and 15%) of total net sales and at September 26, 2009 had two customers representing 87% (48% and 39%) of accounts receivable. In fiscal year 2008, the Company had two customers representing 78% (51% and 27%) of total net sales and at September 27, 2008 had two customers representing 95% (54% and 41%) of accounts receivable.
A breakdown of net sales is as follows:

	September 26,	September 27,
	2009	2008

Domestic	$7,226,969	$5,864,789
Foreign	524,889	987,524

Total Sales	$7,751,858	$6,852,313

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 26,	September 27,
	2009	2008

North America, excluding the U.S.	15.6%	0.8%
Central and South America	7.2%	64.7%
Europe	3.1%	9.6%
Mid-East and Africa	55.2%	19.5%
Far East	18.9%	5.4%
The Company sold products to 12 different countries during the year ended September 26, 2009 and 13 different countries during the year ended September 27, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 26,	September 27,
	2009	2008

Colombia	6.0%	64.7%
Saudi Arabia	52.6%	9.6%
Thailand	18.3%	5.3%
Mexico	15.6%	—
Other	7.5%	20.4%

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
(14) Subsequent Events
The Company has evaluated subsequent events through December 18, 2009, the date which the consolidated financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Technical Communications Corporation:
We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiaries as of September 26, 2009 and September 27, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries at September 26, 2009 and September 27, 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C. CATURANO AND COMPANY, P.C.
Boston, Massachusetts
December 18, 2009