Form 10-Q
period 2009-12-26
TECHNICAL COMMUNICATIONS CORP
filed 2010-02-09
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,683,829 shares of Common Stock, $0.10 par value, outstanding as of February 5, 2010.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 26, 2009	September 26, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,447,039	$5,418,419
Accounts receivable — trade, less allowance of $333,000 at December 26, 2009 and $233,000 at September 26, 2009	97,296	402,841
Inventories, net	2,020,653	2,415,054
Deferred income taxes	837,570	566,294
Other current assets	121,065	180,161

Total current assets	10,523,623	8,982,769

Equipment and leasehold improvements	3,409,905	3,369,214
Less: accumulated depreciation and amortization	(3,067,500)	(3,029,707)

Equipment and leasehold improvements, net	342,405	339,507

Total Assets	$10,866,028	$9,322,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$151,030	$250,129
Customer deposits	970,812	1,964,262
Deferred revenue	53,892	—
Accrued liabilities:
Accrued compensation and related expenses	261,825	280,651
Accrued income taxes	179,876	—
Accrued expenses	161,082	114,576

Total current liabilities	1,778,517	2,609,618

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,452,199 shares issued and outstanding at December 26, 2009 and September 26, 2009	145,220	145,220
Additional paid-in capital	2,050,319	2,031,340
Retained earnings	6,891,972	4,536,098

Total stockholders’ equity	9,087,511	6,712,658

Total Liabilities and Stockholders’ Equity	$10,866,028	$9,322,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008

Net sales	$4,764,015	$1,844,340
Cost of sales	1,207,800	659,330

Gross profit	3,556,215	1,185,010

Operating expenses:
Selling, general and administrative	737,633	658,393
Product development	527,429	340,942

Total operating expenses	1,265,062	999,335

Operating income	2,291,153	185,675

Other income:
Interest income	1,276	20,075

Total other income	1,276	20,075

Income before provision (benefit) for income taxes	2,292,429	205,750

Provision (benefit) for income taxes	(63,445)	—

Net income	$2,355,874	$205,750

Net income per common share:
Basic	$1.62	$0.14
Diluted	$1.45	$0.12

Weighted average shares:
Basic	1,451,967	1,441,309
Diluted	1,621,618	1,697,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008

Operating Activities:
Net income	$2,355,874	$205,750

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,793	21,297
Share-based compensation	18,979	19,415
Deferred income taxes	(271,276)	—
Bad debt expense	100,000	—

Changes in assets and liabilities:
Accounts receivable	205,545	(679,227)
Inventories	394,401	(175,690)
Other current assets	59,096	25,915
Customer deposits	(993,450)	1,238,565
Accounts payable and other accrued liabilities	162,349	(220,301)

Net cash provided by operating activities	2,069,311	435,724

Investing Activities:
Additions to equipment and leasehold improvements	(40,691)	(35,453)

Net cash used in investing activities	(40,691)	(35,453)

Financing Activities:
Proceeds from stock issuance	—	1,584

Net cash provided by financing activities	—	1,584

Net increase in cash and cash equivalents	2,028,620	401,855

Cash and cash equivalents at beginning of the period	5,418,419	3,622,903

Cash and cash equivalents at the end of the period	$7,447,039	$4,024,758

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	—	500
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF FAIR PRESENTATION
Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 25, 2010.
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009 as filed with the SEC.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We recorded a valuation allowance against our deferred tax assets of $2.5 million as of September 26, 2009, due to uncertainties related to our ability to utilize these assets. During the quarter ended December 26, 2009, the amount of the deferred tax valuation allowance related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.
The Company files federal and state income tax returns. The Company has had accumulated losses, which are still available to offset future income, since fiscal year 2001. Since the net operating losses may potentially be utilized in future years to reduce taxable income, the Company’s tax years since fiscal 2001 remain open to examination by the major taxing jurisdictions in which the Company is subject.
With respect to any future uncertain tax positions, the Company intends to record interest and penalties, if any, as a component of income tax expense.
Share-Based Compensation
Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. These amounts were immaterial for the quarter ended December 26, 2009.
The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value for its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the price of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

Three Months Ended
December 27, 2008
Assumptions:
Option life	5 years
Risk-free interest rate	2.8%
Stock volatility	79%
Dividend yield	-0-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
There were no options granted during the three months ended December 26, 2009 and 3,500 options granted during the three months ended December 27, 2008. The following table summarizes share-based compensation costs included in the Company’s condensed consolidated statements of operations for the three months ended December 26, 2009 and December 27, 2008 (unaudited):

	2009	2008

Cost of sales	$1,791	$1,695
Selling, general and administrative	1,645	2,475
Product development	15,543	15,245

Total share-based compensation expense before taxes	$18,979	$19,415

As of December 26, 2009, there was $169,752 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the option grants vest. The weighted average period over which the compensation cost is expected to be recognized is 3.01 years.
The Company had the following stock option plans outstanding as of December 26, 2009: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were an aggregate of 900,000 shares originally authorized under these plans, of which 492,700 were outstanding at December 26, 2009. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of five or ten years from the date of grant. As of December 26, 2009, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 43,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
The following tables summarize stock option activity during the three months ended December 26, 2009:

Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 26, 2009	492,700	$2.95	4.72 years
Grants	—	—
Exercises	—	—
Cancellations	—	—

Outstanding at December 26, 2009	492,700	$2.95	4.47 years

Information related to the stock options vested or expected to vest as of December 26, 2009 is as follows:

		Weighted-
		Average			Exercisable
		Remaining		Exercisable	Weighted-
Range of	Number of	Contractual	Weighted-Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$0.01 – $1.00	158,000	2.80	$0.96	158,000	$0.96
$1.01 – $2.00	1,200	2.06	1.27	1,200	1.27
$2.01 – $3.00	65,700	3.03	2.54	63,300	2.53
$3.01 – $4.00	193,800	4.89	3.59	177,600	3.60
$4.01 – $5.00	29,000	8.44	4.79	17,300	4.86
$5.01 – $10.00	45,000	8.12	6.62	21,000	6.98

	492,700	4.47	2.95	438,400	2.69

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 26, 2009 was $730,414. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	December 26, 2009	September 26, 2009
	(unaudited)

Finished goods	$100,618	$5,829
Work in process	900,851	511,514
Raw materials	1,019,184	1,897,711

	$2,020,653	$2,415,054

NOTE 3. Income Taxes
The provision (benefit) for income taxes consists of the following:

December 26, 2009
Current:
Federal	$38,205
State	169,626

Total current taxes	207,831

Deferred:
Federal	(271,276)
State	—

Total deferred taxes	(271,276)

Total (benefit) provision	$(63,445)

Deferred income taxes consist of the following:

	December 26, 2009	September 26, 2009

NOL carryforward	$499,811	$1,285,289
Inventory differences	1,126,027	1,135,742
Goodwill	10,274	13,699
Warranty accruals	31,364	18,796
Payroll related accruals	25,764	12,111
Tax credits	337,759	384,553
Other	320,955	259,064

Total	2,351,954	3,109,254
Less: valuation allowance	(1,514,384)	(2,542,960)

Total	$837,570	$566,294

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
For the three months ended December 26, 2009, the Company used available tax loss carryforwards against pre-tax income of $2,292,429. As a result, the tax provision recognized in the income statement is limited to federal alternative minimum tax and state income taxes amounting to $207,831. In addition, during the quarter ended December 26, 2009, the amount of the deferred tax valuation allowance related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years. This reversal resulted in an income tax benefit of $271,276 recognized in the income statement for the three months ended December 26, 2009.
As of December 26, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $1,470,000, expiring through 2026. In addition, the Company had available tax credits for federal income tax purposes of approximately $338,000, expiring through 2029.
NOTE 4. Earnings Per Share (EPS)
Basic and diluted EPS were calculated as follows (unaudited):

	December 26, 2009	December 27, 2008

Net income	$2,355,874	$205,750

Weighted average shares outstanding — basic	1,451,967	1,441,309
Dilutive effect of stock options	169,651	256,057

Weighted average shares outstanding — diluted	1,621,618	1,697,366

Basic net income per share	$1.62	$0.14
Diluted net income per share	$1.45	$0.12
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 70,000 at December 26, 2009 and 51,000 at December 27, 2008.
NOTE 5. Major Customers and Export Sales
During the quarter ended December 26, 2009, the Company had two customers that represented 95% (75% and 20%, respectively) of net sales as compared to the same period in fiscal 2009 where three customers represented 77% (34%, 28% and 15%, respectively) of net sales.
A breakdown of foreign and domestic net sales for the first quarter of fiscal years 2010 and 2009 is as follows (unaudited):

	December 26, 2009	December 27, 2008

Domestic	$4,675,682	$1,710,033
Foreign	88,333	134,307

Total sales	$4,764,015	$1,844,340

The Company sold products into two countries during the three month period ended December 26, 2009 and six countries during the three month period ended December 27, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited):

	December 26, 2009	December 27, 2008

Slovakia	99.0%	—
Saudi Arabia	1.0%	79.1%
Other	—	20.9%
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	December 26, 2009	December 27, 2008

North America (excluding the U.S.)	—	—
Central and South America	—	12.1%
Europe	99.0%	—
Mid-East and Africa	1.0%	87.7%
Far East	—	0.2%
NOTE 6. Subsequent Events
The Company has evaluated subsequent events through February 8, 2010, the date which the consolidated financial statements were available to be issued. On February 8, 2010 the Company declared a special dividend of $2.00 per share for all shareholders of record as of March 8, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
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
Critical Accounting and Significant Judgments and Estimates
There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 26, 2009, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009 as filed with the SEC.

Results of Operations
Three Months ended December 26, 2009 as compared to Three Months ended December 27, 2008
Net Sales
Net sales for the quarter ended December 26, 2009 were $4,764,000, as compared to $1,844,000 for the quarter ended December 27, 2008, an increase of $2,920,000 or 158%. Sales for the first quarter of fiscal 2010 consisted of $4,676,000, or 98%, from domestic sources and $88,000, or 2%, from international customers as compared to the same period in fiscal 2009, during which sales consisted of $1,710,000, or 93%, from domestic sources and $134,000, or 7%, from international customers.
Foreign sales consisted of shipments to two countries during the quarter ended December 26, 2009 and six countries during the quarter ended December 27, 2008. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2010 and 2009:

	2010	2009

Slovakia	$87,000	—
Saudi Arabia	1,000	$106,000
Other	—	28,000

	$88,000	$134,000

Revenue for the first quarter of fiscal 2010 was primarily derived from the final shipment of products under the original $5.75 million contract with the U.S. Army, Communications and Electronics Command (CECOM) during the quarter amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $993,000 for the three month period ended December 26, 2009.
Revenue for the first quarter of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $628,000. In addition, the Company had billings under programs for engineering services work amounting to $605,000 and began shipping products under the CECOM contract during the quarter amounting to $269,000. We also sold our data link encryptors to a domestic customer amounting to $116,000 and generated $92,000 in royalty revenue from a previously signed license and royalty agreement with a large domestic radio manufacturer during the period.
Gross Profit
Gross profit for the first quarter of fiscal 2010 was $3,556,000 as compared to gross profit of $1,185,000 for the same period of fiscal 2009, an increase of $2,371,000 or 200%. Gross profit expressed as a percentage of sales was 75% for the first quarter of fiscal 2010 as compared to 64% for the same period in fiscal 2009. The increase in gross profit as a percentage of sales was primarily associated with the higher margin sales on the CECOM contract during the quarter ended December 26, 2009.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of fiscal 2010 were $738,000, as compared to $658,000 for the same quarter in fiscal 2009. This increase of 12% was attributable to an increase in general and administrative expenses of $111,000 offset by a decrease in selling and marketing expenses of $32,000 during the first quarter of the 2010 fiscal year.
The increase in general and administrative costs during the first quarter of 2010 was primarily attributable to increases in bad debt expense of $100,000 related to a South American distributor experiencing financial difficulty and personnel-related costs of $6,000.
The decrease in selling and marketing costs for the first quarter of 2010 was primarily attributable to a decrease in bid and proposal activity of $42,000 and decreases in personnel-related costs of $25,000 and commission expense of $12,000, which were partially offset by increases in outside consulting fees of $23,000 and product evaluation costs of $18,000, as compared to the same period in fiscal 2009.
Product Development Costs
Product development costs for the quarter ended December 26, 2009 were $527,000, as compared to $341,000 for the quarter ended December 27, 2008, an increase of $186,000 or 55%. This increase was primarily attributable to an increase in personnel-related costs of $141,000, an increase in outside consulting fees of $85,000 and an increase in product development supplies and materials of $36,000 during the period. The increase was partially offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $59,000, and a decrease in recruiting costs of $28,000 during the first quarter of fiscal 2010.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $993,000 of billable engineering services revenue generated during the first quarter of fiscal 2010 and $605,000 generated during the same period of fiscal 2009.
Net Income
The Company’s net income was $2,356,000 for the first quarter of fiscal 2010, as compared to $206,000 for the same period of fiscal 2009. This substantial increase in net income is primarily attributable to a 158% increase in sales volume and was partially offset by a 27% increase in operating expenses.
For the three months ended December 26, 2009, the Company used available tax loss carryforwards against pre-tax income of $2,292,429. As a result, the tax provision recognized in the income statement is limited to federal alternative minimum tax and state income taxes amounting to $207,831. In addition, during the quarter ended December 26, 2009, the amount of the deferred tax valuation allowance related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years. This reversal resulted in an income tax benefit of $271,276 recognized in the income statement for the three months ended December 26, 2009.

Liquidity and Capital Resources
Cash and cash equivalents increased by $2,029,000, or 37%, to $7,447,000 as of December 26, 2009, from a balance of $5,418,000 at September 26, 2009. This increase was primarily attributable to cash generated from operations of $2,069,000, which consisted of net income of $2,356,000 and decreases in inventory and accounts receivable of $394,000 and $206,000, respectively, and a decrease in customer deposits of $993,000.
We are currently performing under engineering services programs valued at $4.78 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $993,000 during the first fiscal quarter of 2010 under these programs and there is $1,373,000 remaining in backlog. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5.75 million, with a subsequent amendment adding an additional $610,000 of funding. The balance of the original $5.75 million order was shipped during the quarter ended December 26, 2009 and we expect to ship the additional $610,000 into fiscal year 2011. We have also received orders for our radio encryptors for use in Afghanistan amounting to $3,381,000 and our high speed encryptors to support a Patriot Missile upgrade program from Raytheon amounting to $2,488,000. These orders are expected to ship over the next 12 months.
Backlog at December 26, 2009 amounted to $9,041,000. The orders in backlog are expected to ship during the 2010 and 2011 fiscal years depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the quarter ended December 26, 2009.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 26, 2009 and September 26, 2009 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the three month periods ended December 26, 2009 and December 27, 2008 was $40,000.

The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2010.
For the remainder of fiscal 2010, the Company expects to maintain its investment in internal product development at fiscal 2009 levels. Our plan is to evaluate several technical options for enhancing the radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Depending on customer demand, TCC may also proceed with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would address higher speeds and additional interfaces. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2010.
Based on today’s product cost structure and operating expenses, we believe that current cash and accounts receivable balances along with the current backlog are sufficient to provide resources to operate the Company for the foreseeable future. As a result of our profitability during the current quarter and the past three fiscal years and the backlog at December 26, 2009, we are optimistic about future sales growth and other possible sources of financing, including private equity funding or future public stock offerings. However, there is no assurance that any of these goals can be achieved. Due to the uncertainty of the timing of customer orders, future results remain difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

February 8, 2010 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief
Executive Officer

February 8, 2010 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer