Form 10-Q
period 2010-03-27
TECHNICAL COMMUNICATIONS CORP
filed 2010-05-11
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,820,670 shares of Common Stock, $0.10 par value, outstanding as of May 7, 2010.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 27, 2010	September 26, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,639,612	$5,418,419
Accounts receivable — trade, less allowance of $332,748 at March 27, 2010 and $232,748 at September 26, 2009	385,115	402,841
Inventories, net	2,287,833	2,415,054
Deferred income taxes	837,570	566,294
Other current assets	122,318	180,161

Total current assets	8,272,448	8,982,769

Equipment and leasehold improvements	3,436,360	3,369,214
Less: accumulated depreciation and amortization	(3,105,421)	(3,029,707)

Equipment and leasehold improvements, net	330,939	339,507

Total Assets	$8,603,387	$9,322,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$374,469	$250,129
Customer deposits	39,742	1,964,262
Deferred revenue	53,892	—
Accrued liabilities:
Accrued compensation and related expenses	529,342	280,651
Accrued income taxes	1,189,882	—
Accrued expenses	195,162	114,576

Total current liabilities	2,382489	2,609,618

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,820,670 and 1,452,199 shares issued and outstanding at March 27, 2010 and September 26, 2009, respectively	182,067	145,220
Additional paid-in capital	2,875,046	2,031,340
Retained earnings	3,163,785	4,536,098

Total stockholders’ equity	6,220,898	6,712,658

Total Liabilities and Stockholders’ Equity	$8,603,387	$9,322,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009

Net sales	$3,575,865	$2,055,707
Cost of sales	1,429,298	791,989

Gross profit	2,146,567	1,263,718

Operating expenses:
Selling, general and administrative	893,785	598,809
Product development	330,849	450,867

Total operating expenses	1,224,634	1,049,676

Operating income	921,933	214,042

Other income:
Interest income	762	11,089

Total other income	762	11,089

Income before provision for income taxes	922,695	225,131

Provision for income taxes	1,010,006	—

Net income (loss)	$(87,311)	$225,131

Net income (loss) per common share:
Basic	$(0.05)	$0.16
Diluted	$(0.05)	$0.14

Weighted average shares:
Basic	1,623,811	1,450,897
Diluted	1,623,811	1,625,272

Dividends paid per common share:
Basic	$2.24	—
Diluted	$2.24	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Six Months Ended
	March 27, 2010	March 28, 2009

Net sales	$8,339,880	$3,900,047
Cost of sales	2,637,098	1,451,319

Gross profit	5,702,782	2,448,728

Operating expenses:
Selling, general and administrative	1,631,418	1,257,202
Product development	858,278	791,809

Total operating expenses	2,489,696	2,049,011

Operating income	3,213,086	399,717

Other income:
Interest income	2,038	31,164

Total other income	2,038	31,164

Income before provision for income taxes	3,215,124	430,881

Provision for income taxes	946,561	—

Net income	$2,268,563	$430,881

Net income per common share:
Basic	$1.48	$0.30
Diluted	$1.31	$0.26

Weighted average shares:
Basic	1,537,889	1,446,103
Diluted	1,726,344	1,633,150

Dividends paid per common share:
Basic	$2.37	—
Diluted	$2.11	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 27, 2010	March 28, 2009

Operating Activities:
Net income	$2,268,563	$430,881

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,714	46,528
Share-based compensation	99,569	81,071
Deferred income taxes	(271,276)	—
Bad debt expense	100,000	—

Changes in assets and liabilities:
Accounts receivable	(82,274)	(375,792)
Inventories	127,221	(295,776)
Other current assets	57,843	(19,241)
Customer deposits	(1,924,520)	1,238,565
Accounts payable and other accrued liabilities	1,668,808	506,954

Net cash provided by operating activities	2,119,648	374,625

Investing Activities:
Additions to equipment and leasehold improvements	(67,146)	(123,662)

Net cash used in investing activities	(67,146)	(123,662)

Financing Activities:
Proceeds from exercise of stock options	809,567	2,311
Dividends paid	(3,640,876)	—

Net cash (used in) provided by financing activities	(2,831,309)	2,311

Net increase (decrease) in cash and cash equivalents	(778,807)	253,274

Cash and cash equivalents at beginning of the period	5,418,419	3,622,903

Cash and cash equivalents at the end of the period	$4,639,612	$3,876,177

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	—	500
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
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.
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
The Company performs funded research and development and product development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payment upon reaching interim milestones. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When current estimates of total contract revenue and costs for commercial product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Accounting for Income Taxes
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
In June 2006, the FASB issued a new standard related to uncertain tax positions effective for the Company for fiscal 2008. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For the three and six months ended March 27, 2010 and March 28, 2009, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of March 27, 2010 and September 26, 2009, the Company had no accrued interest or tax penalties recorded.
Share-Based Compensation
Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. These amounts were immaterial for the three and six months ended March 27, 2010.
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

	Three and Six Months Ended
	March 27, 2010	March 28, 2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.44%	1.8% to 2.8%
Stock volatility	77%	79% to 80%
Dividend yield	-0-	-0-
There were 14,000 options granted during the six months ended March 27, 2010 and 21,500 options granted during the six months ended March 28, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and six months ended March 27, 2010 and March 28, 2009 (unaudited):

	March 27, 2010		March 28, 2009
	3 months	6 months	3 months	6 months

Cost of sales	$1,695	$3,486	$1,675	$3,370
Selling, general and administrative	64,158	65,803	45,776	48,312
Product development costs	14,737	30,280	14,205	29,389

Total share-based compensation expense before taxes	$80,590	$99,569	$61,656	$81,071

As of March 27, 2010 and March 28, 2009, there was $151,941 and $214,414, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of March 27, 2010: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 900,000 shares authorized under these plans, of which 125,188 and 488,700 were outstanding at March 27, 2010 and March 28, 2009, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of March 27, 2010, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 33,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
During the six months ended March 27, 2010 the Company’s Chief Financial Officer exercised incentive stock options for an aggregate 62,500 shares and subsequently tendered back to the Company 5,985 of those shares in payment for the exercise price of the options. The tendered shares were immediately retired by the Company.
The following table summarizes stock option activity during the first six months of fiscal 2010:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 26, 2009	492,700	$2.95	4.72 years
Grants	14,000
Exercises	(381,512)
Cancellations	—

Outstanding at March 27, 2010	125,188	$4.96	7.36 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options outstanding as of March 27, 2010 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	3.13	$0.99	600	$0.99
$1.01 - $2.00	200	0.67	$1.88	200	$1.88
$2.01 - $3.00	15,488	5.45	$3.00	13,088	$3.00
$3.01 - $4.00	36,400	6.34	$3.65	20,200	$3.75
$4.01 - $5.00	24,400	8.11	$4.76	13,500	$4.85
$5.01 - $10.00	48,100	8.46	$6.74	28,100	$7.07

	125,188	7.36	$4.96	75,688	$5.02

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 27, 2010 and March 28, 2009 was $268,761 and $806,140, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	March 27, 2010	September 26, 2009
	(unaudited)

Finished goods	$121,550	$5,829
Work in process	914,302	511,514
Raw materials	1,251,981	1,897,711

	$2,287,833	$2,415,054

NOTE 3. Income Taxes
During the three and six months ended March 27, 2010 the Company recorded an income tax provision based on its expected effective tax rate for the year. The Company revised its effective tax rate from zero to 30% during the three months ended March 27, 2010 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2010. In addition, during the quarter ended December 26, 2009, the valuation allowance against deferred tax assets related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years, which contributed to the effective tax rate for the first fiscal quarter.
Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. The valuation allowance is related primarily to the temporary differences associated with inventory.
The Company estimated effective tax rate differs from the expected tax rate due to the Q1 2010 reversal of the valuation allowance and expected utilization of net operating losses and tax credits against taxable income. This effective tax rate resulted in a provision of $1,010,000 and $946,561 for the three and six months ended March 27, 2010.
As of March 27, 2010 and September 27, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,780,000, expiring through 2026. In addition, the Company had available research credits for federal income tax purposes of approximately $262,000, expiring through 2029.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 4. Earnings Per Share
Basic and diluted earnings per share were calculated as follows (unaudited):

	March 27, 2010		March 28, 2009
	3 months	6 months	3 months	6 months

Net income	$(87,311)	$2,268,563	$225,131	$430,881

Weighted average shares outstanding — basic	1,623,811	1,537,889	1,450,897	1,446,103
Dilutive effect of stock options	—	188,455	174,375	187,047

Weighted average shares outstanding — diluted	1,623,811	1,726,344	1,625,272	1,633,150

Basic net income per share	$(0.05)	$1.48	$0.16	$0.30
Diluted net income per share	$(0.05)	$1.31	$0.14	$0.26
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 48,100 at March 27, 2010 and 70,000 at March 28, 2009.
NOTE 5. Major Customers and Export Sales
During the quarter ended March 27, 2010, the Company had three customers that represented 91% (42%, 32% and 17%, respectively) of net sales as compared to the quarter ended March 28, 2009 where three customers represented 85% (31%, 30% and 24%, respectively) of net sales. During the six months ended March 27, 2010, the Company had three customers that represented 88% (43%, 26% and 19%, respectively) of net sales as compared to the six months ended March 28, 2009 where four customers represented 87% (29%, 23%, 18% and 17%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 27, 2010		March 28, 2009
	3 months	6 months	3 months	6 months

Domestic	$2,943,695	$7,619,377	$2,012,627	$3,722,660
Foreign	632,170	720,503	43,080	177,387

Total sales	$3,575,865	$8,339,880	$2,055,707	$3,900,047

The Company sold products into four countries during the six months ended March 27, 2010 and nine countries during the six months ended March 28, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 27, 2010		March 28, 2009
	3 months	6 months	3 months	6 months

Thailand	93.6%	82.2%	—	—
Saudi Arabia	3.8%	3.4%	62.3%	75.0%
Slovakia	—	12.1%	30.1%	7.3%
Other	2.6%	2.3%	7.6%	17.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 27, 2010		March 28, 2009
	3 months	6 months	3 months	6 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	—	9.2%
Europe	—	12.1%	20.0%	7.6%
Mid-East and Africa	6.4%	5.7%	40.0%	81.5%
Far East	93.6%	82.2%	40.0%	1.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Quarterly Report on Form 10-Q for the quarter ended December 26, 2009 and its Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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

Results of Operations
Three Months ended March 27, 2010 as compared to Three Months ended March 28, 2009
Net Sales
Net sales for the quarter ended March 27, 2010 were $3,576,000, as compared to $2,056,000 for the quarter ended March 28, 2009, an increase of 74%. Sales for the second quarter of fiscal 2010 consisted of $2,944,000, or 82%, from domestic sources and $632,000, or 18%, from international customers as compared to the same period in fiscal 2009, during which sales consisted of $2,013,000, or 98%, from domestic sources and $43,000, or 2%, from international customers.
Foreign sales consisted of shipments to three countries during the quarter ended March 27, 2010 and four countries during the quarter ended March 28, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second fiscal quarters of 2010 and 2009:

	2010	2009

Thailand	$592,000	$—
Saudi Arabia	24,000	27,000
Slovakia	—	13,000
Other	16,000	3,000

	$632,000	$43,000

Revenue for the second quarter of fiscal 2010 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,515,000 and to a domestic company amounting to $241,000. We also had billings under programs for engineering services work amounting to $1,152,000. In addition, we shipped our secure telephone, fax, and data encryptors to a customer in Thailand during the quarter amounting to $592,000.
Revenue for the second quarter of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $496,000 and billings under programs for engineering services work amounting to $779,000. In addition, we continued shipping products under a $5.75 million contract with the U.S. Army, Communications and Electronics Command (CECOM) during the quarter amounting to $629,000. We also generated $107,000 in royalty revenue from a license and royalty agreement with a large domestic radio manufacturer.
Gross Profit
Gross profit for the second quarter of fiscal 2010 was $2,147,000 as compared to gross profit of $1,264,000 for the same period of fiscal 2009, an increase of 70%. Gross profit expressed as a percentage of sales was 60% for the second quarter of fiscal 2010 as compared to 61% for the same period in fiscal 2009. The increase in gross profit was a direct result of the higher sales volume during the quarter ended March 27, 2010.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of fiscal 2010 were $894,000, as compared to $599,000 for the same quarter in fiscal 2009. This increase of 49% was attributable to an increase in general and administrative expenses of $170,000 and an increase in selling and marketing expenses of $125,000 during the second quarter of the 2010 fiscal year.
The increase in general and administrative costs during the second quarter of 2010 was primarily attributable to an increase in personnel related costs of $137,000 and an increase in charitable contributions of $15,000.
The increase in selling and marketing costs was attributable to increases in outside sales commissions of $88,000, bid and proposal efforts of $17,000 and travel costs of $10,000 as compared to the same period in fiscal 2009.
Product Development Costs
Product development costs for the quarter ended March 27, 2010 were $331,000, compared to $451,000 for the quarter ended March 28, 2009, a decrease of $120,000 or 27%. The decrease was primarily attributable to increases in billable engineering services work and bid and proposal and product evaluation work, which decreased product development costs by approximately $152,000 during the second quarter of fiscal 2010. The decrease was also attributable to decreases in outside consulting fees of $55,000 and recruiting costs of $69,000. These decreases were partially offset by an increase in personnel-related costs of $147,000
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,152,000 of billable engineering services revenue generated during the second quarter of fiscal 2010 and $779,000 generated during the same period of fiscal 2009.
Net Income
The Company incurred a net loss of $87,000 for the second quarter of fiscal 2010, as compared to net income of $225,000 for the same period of fiscal 2009. This decrease in income is primarily attributable to the tax provision for the quarter ended March 27, 2010. Income prior to income taxes was $923,000 as compared to $225,000 in fiscal 2009. This increase was primarily attributable to a 74% increase in sales volume and was partially offset by a 17% increase in operating expenses. The net loss was a result of the need to record an income tax provision upon the expected utilization of our prior year NOL’s based on a revised forecast for the fiscal year driven by recent orders.
The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.

Six Months ended March 27, 2010 as compared to Six Months ended March 28, 2009
Net Sales
Net sales for the six months ended March 27, 2010 were $8,340,000, as compared to $3,900,000 for the six months ended March 28, 2009, an increase of 114%. Sales for the first six months of fiscal 2010 consisted of $7,619,000, or 91%, from domestic sources and $721,000, or 9%, from international customers as compared to the same period in fiscal 2009, during which sales consisted of $3,723,000, or 95%, from domestic sources and $177,000, or 5%, from international customers.
Foreign sales consisted of shipments to four countries during the six months ended March 27, 2010 and nine countries during the six months ended March 28, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2010 and 2009:

	2010	2009
Thailand	$592,000	$—
Slovakia	88,000	13,000
Saudi Arabia	25,000	133,000
Other	16,000	31,000

	$721,000	$177,000

Revenue for the first six months of fiscal 2010 was primarily derived from the final shipment of products under the original $5.75 million contract with CECOM during the period amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $2,146,000 for the six month period ended March 27, 2010. Revenue was also derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,564,000 and to a domestic company amounting to $256,000. We also shipped our secure telephone, fax, and data encryptors to a customer in Thailand during the period amounting to $592,000.
Revenue for the first six months of fiscal 2009 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U. S. radio manufacturer amounting to $1,123,000 and billings under programs for engineering services work amounting to $1,384,000. In addition, we shipped products under the CECOM contract during the first half of fiscal 2009 amounting to $898,000. We also sold our data link encryptors to a domestic customer amounting to $116,000 and generated $199,000 in royalty revenue from a license and royalty agreement with a large domestic radio manufacturer.
Gross Profit
Gross profit for the first six months of fiscal 2010 was $5,703,000 as compared to gross profit of $2,449,000 for the same period of fiscal 2009, an increase of 133%. Gross profit expressed as a percentage of sales was 68% for the six months ended March 27, 2010 as compared to 63% for the six months ended March 28, 2009. The increase in gross profit as a percentage of sales was primarily associated with the higher margin sales on the CECOM contract during the six months ended March 27, 2010.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 27, 2010 were $1,631,000, as compared to $1,257,000 for the six months ended March 28, 2009. This increase of 30% was attributable to an increase in general and administrative expenses of $281,000 and an increase in selling and marketing expenses of $93,000 during the first six months of the 2010 fiscal year.

The increase in general and administrative costs during the first six months of 2010 was primarily attributable to increases in personnel related costs of $142,000 and professional fees of $20,000 and to an increase in bad debt expense of $100,000 related to a South American distributor experiencing financial difficulty.
The increase in selling and marketing costs was attributable to increases in outside sales commissions of $75,000, new product evaluation activities of $16,000 and outside consulting fees of $19,000 as compared to the same period in fiscal 2009. These increases were partially offset by decreases in bid and proposal efforts of $25,000 and personnel related costs of $23,000.
Product Development Costs
Product development costs for the six months ended March 27, 2010 were $858,000, compared to $792,000 for the six months ended March 28, 2009, an increase of $66,000 or 8%. This increase was primarily attributable to an increase in personnel-related costs of $288,000, an increase in outside consulting fees of $30,000 and an increase in materials and supplies of $44,000. The increase was offset by an increase in billable engineering services work performed and an increase in bid and proposal and product evaluation work, which decreased product development costs by approximately $233,000, and a decrease in recruiting costs of $97,000
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $2,146,000 of billable engineering services revenue generated during the first six months of fiscal 2010 and $1,384,000 generated during the same period of fiscal 2009.
Net Income
The Company’s net income was $2,269,000 for the first six months of fiscal 2010, as compared to $431,000 for the same period of fiscal 2009. This substantial increase in net income is primarily attributable to a 114% increase in sales volume and was partially offset by a 22% increase in operating expenses and the recognition of a tax provision of $947,000 for the six month period ended March 27, 2010. The company recorded an income tax provision during the period based on its expected effective tax rate for the year.
The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 27, 2010, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $779,000, or 14%, to $4,640,000 as of March 27, 2010, from a balance of $5,418,000 at September 26, 2009. This decrease was primarily attributable to the payout of a special cash dividend of $3,641,000 and a decrease in customer deposits of $1,925,000. These decreases in cash were partially offset by cash generated from net income of $2,269,000, an increase in accounts payable and other accrued expenses of $1,697,000 and proceeds from the exercise of stock options of $810,000 during the first six months of fiscal 2010.

We are currently performing under engineering services programs valued at $4.78 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $2,146,000 during the first six months of 2010 under these programs and there is $396,000 remaining in backlog. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding an additional $610,000 of funding. The balance of the original $5,750,000 order was shipped during the quarter ended December 26, 2009 and we expect to ship the additional $610,000 into fiscal year 2011. We have also received orders for our radio encryptors for use in Afghanistan amounting to $3,381,000 and our high speed encryptors to support a Patriot Missile upgrade program from Raytheon amounting to $2,488,000. These orders are expected to ship over the next 12 months. Subsequent to March 27, 2010, the Company received additional orders for our radio encryptors for use in Afghanistan amounting to $9,692,000.
Backlog at March 27, 2010 amounted to $6,027,000 and was $14,757,000 at May 7, 2010. The orders in backlog are expected to ship during the 2010 and 2011 fiscal years depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the six months ended March 27, 2010.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 27, 2010 and September 26, 2009 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the six month periods ended March 27, 2010 and March 28, 2009 was $80,000.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings pending against or involving the Company during the period covered by this quarterly report.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
Not applicable.
Item 6. Exhibits

10.1	Purchase Order from Datron World Communications dated April 16, 2010 [1]

10.2	Purchase Order from Datron World Communications dated April 16, 2010 [1]

10.3	Purchase Order from Datron World Communications dated April 21, 2010 [1]

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	(Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 11, 2010	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 11, 2010	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer