Form 10-Q
period 2010-06-26
TECHNICAL COMMUNICATIONS CORP
filed 2010-08-09
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-34816
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,820,670 shares of Common Stock, $0.10 par value, outstanding as of August 6, 2010.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 26, 2010	September 26, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,547,500	$5,418,419
Accounts receivable — trade, less allowance of $332,748 at June 26, 2010 and $232,748 at September 26, 2009	2,388,394	402,841
Inventories, net	2,438,719	2,415,054
Deferred income taxes	546,384	566,294
Other current assets	257,105	180,161

Total current assets	11,178,102	8,982,769

Equipment and leasehold improvements	3,493,070	3,369,214
Less: accumulated depreciation and amortization	(3,146,420)	(3,029,707)

Equipment and leasehold improvements, net	346,650	339,507

Total Assets	$11,524,752	$9,322,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$447,141	$250,129
Customer deposits	32,431	1,964,262
Deferred revenue	53,892	—
Accrued liabilities:
Accrued compensation and related expenses	730,987	280,651
Accrued income taxes	1,488,910	—
Accrued expenses	292,204	114,576

Total current liabilities	3,045,565	2,609,618

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,820,670 and 1,452,199 shares issued and outstanding at June 26, 2010 and September 26, 2009, respectively	182,067	145,220
Additional paid-in capital	2,892,094	2,031,340
Retained earnings	5,405,026	4,536,098

Total stockholders’ equity	8,479,187	6,712,658

Total Liabilities and Stockholders’ Equity	$11,524,752	$9,322,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	June 26, 2010	June 27, 2009

Net sales	$6,350,133	$2,087,083
Cost of sales	1,860,961	803,714

Gross profit	4,489,172	1,283,369

Operating expenses:
Selling, general and administrative	695,868	526,524
Product development	780,848	485,679

Total operating expenses	1,476,716	1,012,203

Operating income	3,012,456	271,166

Other income:
Interest income	1,043	5.808

Total other income	1,043	5,808

Income before provision for income taxes	3,013,499	276,974

Provision for income taxes	590,214	—

Net income	$2,423,285	$276,974

Net income per common share:
Basic	$1.33	$0.19
Diluted	$1.29	$0.17

Weighted average shares:
Basic	1,820,438	1,451,967
Diluted	1,874,960	1,621,671

Dividends paid per common share:
Basic	$0.10	—
Diluted	$0.10	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Nine Months Ended
	June 26, 2010	June 27, 2009

Net sales	$14,690,013	$5,987,130
Cost of sales	4,498,059	2,255,033

Gross profit	10,191,954	3,732,097

Operating expenses:
Selling, general and administrative	2,327,286	1,783,726
Product development	1,639,126	1,277,488

Total operating expenses	3,966,412	3,061,214

Operating income	6,225,542	670,883

Other income:
Interest income	3,081	36,972

Total other income	3,081	36,972

Income before provision for income taxes	6,228,623	707,855

Provision for income taxes	1,536,775	—

Net income	$4,691,848	$707,855

Net income per common share:
Basic	$2.87	$0.49
Diluted	$2.72	$0.43

Weighted average shares:
Basic	1,633,401	1,455,319
Diluted	1,726,070	1,642,188

Dividends paid per common share:
Basic	$2.34	—
Diluted	$2.21	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 26, 2010	June 27, 2009

Operating Activities:
Net income	$4,691,848	$707,855

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,713	78,268
Share-based compensation	116,618	98,795
Deferred income taxes	19,910	—
Bad debt expense	100,000	—

Changes in assets and liabilities:
Accounts receivable	(2,085,553)	(393,529)
Inventories	(23,665)	(440,106)
Other current assets	(76,944)	(41,859)
Customer deposits	(1,931,831)	(623,371)
Accounts payable and other accrued liabilities	2,339,194	1,112,236

Net cash provided by operating activities	3,266,290	498,289

Investing Activities:
Additions to equipment and leasehold improvements	(123,856)	(157,407)

Net cash used in investing activities	(123,856)	(157,407)

Financing Activities:
Proceeds from exercise of stock options	809,567	2,311
Dividends paid	(3,822,920)	—

Net cash (used in) provided by financing activities	(3,013,353)	2,311

Net increase in cash and cash equivalents	129,081	343,193

Cash and cash equivalents at beginning of the period	5,418,419	3,622,903

Cash and cash equivalents at the end of the period	$5,547,500	$3,966,096

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	—	16,200
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
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM — sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009.
NOTE 1. Summary of Significant Accounting Policies and Significant Judgments and Estimates
Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.
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
Cost of sales includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.
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
In June 2006, the FASB issued a new standard related to uncertain tax positions effective for the Company for fiscal 2008. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For the three and nine months ended June 26, 2010 and June 27, 2009, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of June 26, 2010 and September 26, 2009, the Company had no accrued interest or tax penalties recorded.
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
The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the price of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	Three and Nine Months Ended
	June 26, 2010	June 27, 2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.44%	1.8% to 2.8%
Stock volatility	77%	77% to 80%
Dividend yield	-0-	-0-
There were 14,000 options granted during the nine months ended June 26, 2010 and 25,500 options granted during the nine months ended June 27, 2009. There were no options granted during the three month periods ended June 26, 2010 and June 27, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and nine months ended June 26, 2010 and June 27, 2009 (unaudited):

	June 26, 2010		June 27, 2009
	3 months	9 months	3 months	9 months

Cost of sales	$739	$4,226	$1,692	$5,062
Selling, general and administrative	1,562	67,365	1,558	49,870
Product development costs	14,748	45,027	14,474	43,863

Total share-based compensation expense before taxes	$17,049	$116,618	$17,724	$98,795

As of June 26, 2010 and June 27, 2009, there was $134,892 and $200,767, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation will be recognized over a period of approximately five years.
The Company had the following stock option plans outstanding as of June 26, 2010: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 900,000 shares authorized under these plans, of which 125,188 and 492,700 were outstanding at June 26, 2010 and June 27, 2009, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of June 26, 2010, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan, and there were 33,500 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
During the nine months ended June 26, 2010 the Company’s Chief Financial Officer exercised incentive stock options for an aggregate 62,500 shares and subsequently tendered back to the Company 5,985 of those shares in payment for the exercise price of the options. The tendered shares were immediately retired by the Company.
The following table summarizes stock option activity during the first nine months of fiscal 2010:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 26, 2009	492,700	$2.95	4.72 years
Grants	14,000
Exercises	(381,512)
Cancellations	—

Outstanding at June 26, 2010	125,188	$4.96	7.12 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options vested and expected to vest as of June 26, 2010 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	3.13	$0.99	600	$0.99
$1.01 - $2.00	200	0.67	$1.88	200	$1.88
$2.01 - $3.00	15,488	5.45	$3.00	15,288	$3.00
$3.01 - $4.00	36,400	6.34	$3.65	20,900	$3.74
$4.01 - $5.00	24,400	8.11	$4.76	14,600	$4.81
$5.01 - $10.00	48,100	8.46	$6.74	28,900	$7.01

	125,188	7.36	$4.96	80,488	$4.94

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 26, 2010 and June 27, 2009 was $580,689 and $778,020, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	June 26, 2010	September 26, 2009
	(unaudited)

Finished goods	$10,138	$5,829
Work in process	890,850	511,514
Raw materials	1,537,731	1,897,711

	$2,438,719	$2,415,054

NOTE 3. Income Taxes
During the three and nine months ended June 26, 2010 the Company recorded an income tax provision based on its expected effective tax rate for the year. The Company revised its effective tax rate to 25% during the three months ended June 26, 2010 based on a revision of the full year pre-tax forecast in the third quarter of fiscal 2010 as well as the reversal of the remaining portion of the valuation allowance not associated with inventory. In addition, during the quarter ended December 26, 2009, the valuation allowance against deferred tax assets related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years, which contributed to the effective tax rate for the first fiscal quarter of 2010.
Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. The valuation allowance is related to the temporary differences associated with inventory.
The Company’s estimated effective tax rate differs from the expected tax rate due to the reversal of the valuation allowance that occurred in the first and third quarters of fiscal 2010 and the expected utilization of net operating losses and tax credits against taxable income. This effective tax rate resulted in a provision of $590,214 and $1,536,775 for the three and nine months ended June 26, 2010.
As of June 26, 2010 and September 26, 2009, the Company had available tax loss carryforwards for federal income tax purposes of approximately $3,780,000, expiring through 2026. In addition, the Company had available research credits for federal income tax purposes of approximately $262,000, expiring through 2029.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 4. Earnings Per Share
Basic and diluted earnings per share were calculated as follows (unaudited):

	June 26, 2010		June 27, 2009
	3 months	9 months	3 months	9 months

Net income	$2,423,285	$4,691,848	$276,974	$707,855

Weighted average shares outstanding — basic	1,820,438	1,633,401	1,451,967	1,455,319
Dilutive effect of stock options	54,522	92,669	169,704	186,869

Weighted average shares outstanding — diluted	1,874,960	1,726,070	1,621,671	1,642,188

Basic net income per share	$1.33	$2.87	$0.19	$0.49
Diluted net income per share	$1.29	$2.72	$0.17	$0.43
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 70,000 at June 27, 2009. There were no anti-dilutive stock options as of June 26, 2010.
NOTE 5. Major Customers and Export Sales
During the quarter ended June 26, 2010, the Company had one customer that represented 89% of net sales as compared to the quarter ended June 27, 2009 where two customers represented 78% (47% and 31%, respectively) of net sales. During the nine months ended June 26, 2010, the Company had three customers that represented 88% (49%, 24% and 15%, respectively) of net sales as compared to the nine months ended June 27, 2009 where four customers represented 84% (28%, 26%, 19% and 11%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 26, 2010		June 27, 2009
	3 months	9 months	3 months	9 months

Domestic	$6,346,794	$13,966,171	$1,926,608	$5,649,269
Foreign	3,339	723,842	160,475	337,861

Total sales	$6,350,133	$14,690,013	$2,087,083	$5,987,130

The Company sold products into five countries during the nine months ended June 26, 2010 and 11 countries during the nine months ended June 27, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 26, 2010		June 27, 2009
	3 months	9 months	3 months	9 months

Thailand	—	81.8%	47.6%	22.6%
Saudi Arabia	88.8%	3.8%	35.8%	56.4%
Slovakia	—	12.1%	1.6%	4.6%
Colombia	—	—	13.4%	9.4%
Other	11.2%	2.3%	1.6%	7.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 26, 2010		June 27, 2009
	3 months	9 months	3 months	9 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	13.4%	11.2%
Europe	—	12.1%	1.7%	4.8%
Mid-East and Africa	94.9%	6.1%	37.3%	60.5%
Far East	5.1%	81.8%	47.6%	23.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q for the quarters ended March 27, 2010 and December 26, 2009 and its Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
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

Results of Operations
Three Months ended June 26, 2010 as compared to Three Months ended June 27, 2009
Net Sales
Net sales for the quarter ended June 26, 2010 were $6,350,000, as compared to $2,087,000 for the quarter ended June 27 2009, an increase of 204%. Sales for the third quarter of fiscal 2010 consisted of $6,347,000, or 99.9%, from domestic sources and $3,000, or 0.1%, from international customers as compared to the same period in fiscal 2009, during which sales consisted of $1,927,000, or 92%, from domestic sources and $160,000, or 8%, from international customers.
Foreign sales consisted of shipments to four countries during the quarter ended June 26, 2010 and six countries during the quarter ended June 27, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third fiscal quarters of 2010 and 2009:

	2010	2009

Saudi Arabia	$3,000	$57,000
Thailand	—	76,000
Colombia	—	22,000
Other	—	5,000

	$3,000	$160,000

Revenue for the third quarter of fiscal 2010 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $5,638,000 and to a domestic company amounting to $218,000. We also had billings under programs for engineering services work amounting to $316,000.
Revenue for the third quarter of fiscal 2009 was derived from the sale of the Company’s narrowband radio encryptors to a domestic customer amounting to $127,000 and billings under programs for engineering services work amounting to $988,000. In addition, we continued shipping products under a $5.75 million contract with the U.S. Army, Communications and Electronics Command (“CECOM”) during the quarter amounting to $650,000. We also generated $38,000 in royalty revenue from a license and royalty agreement with a large domestic radio manufacturer and several orders for spare parts amounting to $80,000 during the quarter.
Gross Profit
Gross profit for the third quarter of fiscal 2010 was $4,489,000 as compared to gross profit of $1,283,000 for the same period of fiscal 2009, an increase of 250%. Gross profit expressed as a percentage of sales was 71% for the third quarter of fiscal 2010 as compared to 61% for the same period in fiscal 2009. The increase in gross profit was a direct result of the higher sales volume and the mix of higher margin products sold during the quarter ended June 26, 2010.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2010 were $696,000, as compared to $527,000 for the same quarter in fiscal 2009. This increase of 32% was attributable to an increase in general and administrative expenses of $151,000 and an increase in selling and marketing expenses of $18,000 during the third quarter of the 2010 fiscal year.
The increase in general and administrative costs during the third quarter of 2010 was primarily attributable to an increase in personnel related costs of $128,000 and an increase in professional fees of $8,000.
The increase in selling and marketing costs was attributable to increases in bid and proposal efforts of $36,000 and outside sales commissions of $8,000, as compared to the same period in fiscal 2009. These increases were partially offset by a decrease in consulting costs of $14,000 and a decrease in product development costs of $10,000 during the current period.
Product Development Costs
Product development costs for the quarter ended June 26, 2010 were $781,000, compared to $486,000 for the quarter ended June 27, 2009, an increase of $295,000 or 61%. The increase was primarily attributable to decreases in billable engineering services work and bid and proposal and product evaluation work, which increased product development costs by approximately $323,000 during the third quarter of fiscal 2010. The increase was also attributable to an increase in personnel-related costs of $93,000 and recruiting costs of $28,000. These increases were partially offset by a decrease in outside consulting fees of $140,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development as appropriate. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $316,000 of billable engineering services revenue generated during the third quarter of fiscal 2010 and $988,000 generated during the same period of fiscal 2009.
Net Income
The Company generated net income of $2,423,000 for the third quarter of fiscal 2010, as compared to net income of $277,000 for the same period of fiscal 2009. This significant increase was primarily attributable to a 204% increase in sales and was partially offset by a 46% increase in operating expenses and the recognition of a tax provision of $590,000 for the three month period ended June 26, 2010. The Company recorded an income tax provision during the period based on its expected effective tax rate for the year.

Nine Months ended June 26, 2010 as compared to Nine Months ended June 27, 2009
Net Sales
Net sales for the nine months ended June 26, 2010 were $14,690,000, as compared to $5,987,000 for the nine months ended June 27, 2009, an increase of 145%. Sales for the first nine months of fiscal 2010 consisted of $13,966,000, or 95%, from domestic sources and $724,000, or 5%, from international customers as compared to the same period in fiscal 2009, during which sales consisted of $5,649,000, or 94%, from domestic sources and $338,000, or 6%, from international customers.
Foreign sales consisted of shipments to five countries during the nine months ended June 26, 2010 and 11 countries during the nine months ended June 27, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2010 and 2009:

	2010	2009
Thailand	$592,000	$76,000
Slovakia	88,000	16,000
Saudi Arabia	28,000	190,000
Other	16,000	56,000

	$724,000	$338,000

Revenue for the first nine months of fiscal 2010 was derived in part from the final shipment of products under the original $5.75 million contract with CECOM during the period amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $2,849,000 for the nine month period ended June 26, 2010. Revenue was also derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $7,202,000 and to a domestic company amounting to $474,000. We also shipped our secure telephone, fax, and data encryptors to a customer in Thailand during the period amounting to $592,000.
Revenue for the first nine months of fiscal 2009 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,132,000 and additional sales to two domestic customers amounting to $149,000. Billings under programs for engineering services work amounting to $2,371,000 also was recognized during the period. In addition, we began shipping products under the CECOM contract amounting to $1,549,000 for the first nine months of fiscal 2009. We also sold our data link encryptors to a domestic customer amounting to $116,000 and generated $237,000 in royalty revenue from a license and royalty agreement with a large domestic radio manufacturer.
Gross Profit
Gross profit for the first nine months of fiscal 2010 was $10,192,000 as compared to gross profit of $3,732,000 for the same period of fiscal 2009, an increase of 173%. Gross profit expressed as a percentage of sales was 69% for the nine months ended June 26, 2010 as compared to 62% for the nine months ended June 27, 2009. The increase in gross profit as a percentage of sales was primarily associated with the higher margin sales of products sold, including under the CECOM contract, during the nine months ended June 26, 2010.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 26, 2010 were $2,327,000, as compared to $1,784,000 for the nine months ended June 27, 2009. This increase of 30% was attributable to an increase in general and administrative expenses of $432,000 and an increase in selling and marketing expenses of $111,000 during the first nine months of the 2010 fiscal year.

The increase in general and administrative costs during the first nine months of 2010 was primarily attributable to increases in personnel related costs of $270,000 and professional fees of $28,000 and to an increase in bad debt expense of $100,000 related to a South American distributor experiencing financial difficulty.
The increase in selling and marketing costs during the first nine months of 2010 was attributable to increases in outside sales commissions of $67,000, engineering sales support of $40,000, new product evaluation and bid and proposal activities of $17,000 and outside consulting fees of $5,000. These increases were partially offset by a decrease in personnel related costs of $23,000.
Product Development Costs
Product development costs for the nine months ended June 26, 2010 were $1,639,000, compared to $1,277,000 for the nine months ended June 27, 2009, an increase of $362,000 or 28%. This increase was primarily attributable to an increase in personnel-related costs of $381,000, a decrease in billable engineering services work performed, which increased product development costs by approximately $118,000, and an increase in materials and supplies of $34,000. The increase was offset by a decrease in outside consulting fees of $110,000 and a decrease in recruiting costs of $69,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development as appropriate. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $2,849,000 of billable engineering services revenue generated during the first nine months of fiscal 2010 and $2,371,000 generated during the same period of fiscal 2009.
Net Income
The Company’s net income was $4,692,000 for the first nine months of fiscal 2010, as compared to $708,000 for the same period of fiscal 2009. This substantial increase in net income is primarily attributable to a 145% increase in sales and was partially offset by a 30% increase in operating expenses and the recognition of a tax provision of $1,537,000 for the nine month period ended June 26, 2010. The company recorded an income tax provision during the period based on its expected effective tax rate for the year.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 26, 2010, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $129,000 to $5,548,000 as of June 26, 2010, from a balance of $5,418,000 at September 26, 2009. This increase was primarily attributable to cash generated from net income of $4,692,000, an increase in accounts payable and other accrued expenses of $2,300,000 and proceeds from the exercise of stock options of $810,000 during the first nine months of fiscal 2010. These increases in cash were partially offset by the payment of cash dividends of $3,823,000, a decrease in customer deposits of $1,932,000, and an increase in accounts receivable of $1,985,000.

The Company has accrued $1,488,910 for income taxes which is based on current tax estimates including the utilization of net operating loss carryforwards. The Company expects to make these tax payments during the quarters ended September 25, 2010 and December 25, 2010.
We are currently performing under engineering services programs valued at $4.78 million. These programs are billed monthly for time and materials incurred and are expected to be completed in fiscal 2010. We billed $2,849,000 during the first nine months of 2010 under these programs and there is $100,000 remaining in backlog. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding an additional $610,000 of funding. The balance of the original order was shipped during the quarter ended December 26, 2009 and we expect to ship the additional $610,000 into fiscal year 2011. We have also received orders for our radio encryptors for use in Afghanistan amounting to $9,692,000 and our high speed encryptors to support a Patriot Missile upgrade program from Raytheon amounting to $2,488,000. These orders are expected to ship over the next 12 months.
Backlog at June 26, 2010 amounted to $10,060,000. The orders in backlog are expected to ship during the 2010 and 2011 fiscal years depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the nine months ended June 26, 2010.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 26, 2010 and September 26, 2009 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 26, 2010 and June 27, 2009 was $120,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2010.

For the remainder of fiscal 2010, the Company expects to maintain its increased investment in internal product development and conclude the year at approximately 20% above fiscal 2009 levels. We are evaluating several technical options for enhancing our radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. The products comprising the CT8000 secure wireless product line will likely continue to evolve and respond to new customer requirements. It is also expected that CipherTalk Secure Voice encryption and CipherSMS Secure Text Messaging will be applied to additional mobile platforms and that customer-specific features will be developed. Driven by customer demand, TCC has proceeded with the development of variants of its DSD72A-SP Military Bulk Encryptor, which would provide higher speeds and additional interfaces. A new multi-mode interface for the DSD72A and a new family of high performance path sensitive encryptors are in development. The CX7000 family of IP and frame sensitive encryptors is expected to be expanded to provide high speed solutions for enterprise networks and satellite communications systems. On-going research and development in support of product improvements and application variants also is expected to continue. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs. However, we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2010.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act and that such information is recorded, processed, summarized and reported within the specified time periods.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 26, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 9, 2010 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr., President and Chief
Executive Officer

August 9, 2010 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer