Form 10-K
period 2010-09-25
TECHNICAL COMMUNICATIONS CORP
filed 2010-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-8588
Technical Communications Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892

(Address of principal executive offices)	(Zip code)

(978) 287-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	NASDAQ Capital Market

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Based on the closing price as of March 27, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $12,236,814.
The number of shares of the registrant’s Common Stock, par value $0.10 per share, outstanding as of December 17, 2010 was 1,826,087.
Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2011 Annual Meeting of Shareholders to be held February 7, 2011 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION
Annual Report on Form 10-K
For the Year Ended September 25, 2010

PART I

Item 1.	BUSINESS
Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems.
Overview
The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves and microwave and satellite links. A customer may order equipment that is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.
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

2010 Highlights and Recent Events
The Company continued to produce positive financial results in fiscal 2010 with significant improvement in revenues and maintenance of strong profitability. TCC secured significant sales in several product areas, including military network security, HF radio encryptors, IP security for private satellite-based systems, and secure telephony systems. Several of the major 2010 projects were expansions of the TCC installed encryption bases in Egypt, Taiwan, Thailand, and Afghanistan. TCC also continued to expand its technology base through its development of new derivative products to meet specific customer applications.
Revenues in fiscal 2010 increased to $21,551,000, a 178% increase over fiscal 2009 revenues of $7,752,000, and we produced a profit of $7,868,000, or $4.68 per share, for the period. These results are largely due to continuing strong sales of encryption products for foreign military networks and radio applications, especially for deployment into Afghanistan. TCC’s backlog at the end of the year was $3,398,000. Although year-end backlog decreased 56% from the fiscal 2009 year-end position, orders received subsequent to the end of the 2010 fiscal year increased the backlog as of mid-December 2010 to approximately $6.8 million.
During fiscal 2010, TCC delivered over $3.6 million of network encryptors to the Government of Egypt under a Foreign Military Sales or “FMS” contract received in April 2008. This equipment is from our DSD 72A-SP product line of high performance encryptors used worldwide in tactical and strategic networks requiring strong encryption security and high reliability. The equipment delivered to Egypt in fiscal 2010 will provide logistics support as well as expand the fielded systems. TCC expects that the evolution of this customer’s radio systems will provide opportunities for upgrades and adaptations of the deployed bulk encryptors in the future. Accordingly, TCC continues to develop new DSD 72A-SP equipment which allows customers to use new radios, multiplexers and switches. In 2010, development was completed on a new multi-interface system that will give users the capability of matching a single encryptor to a multiple interface radio. TCC maintains a strong record of being supportive of its customers’ requirements and providing unique customized solutions to maintain a high security level as transmission systems change.
In fiscal 2010, TCC also received an order valued at $9.7 million to deliver significant quantities of the Company’s DSP 9000 Universal Radio Encryption System to Afghanistan for use by both the coalition and indigenous forces. TCC’s DSP 9000 family of radio encryption products is a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF, UHF and VHF radio bands. The DSP 9000 products have the very attractive feature of mating to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces which may be using radios produced by different manufacturers. We believe that the DSP 9000 system provides a universal encryption solution that is readily deployable, cost effective and adaptable to meet unique user requirements. Also in fiscal 2010, TCC delivered DSP 9000 systems under FMS cases for the shipboard communications systems used in offshore and inland patrol craft for a variety of countries. The rugged design of the DSP 9000 system and its integration flexibility offer an ideal solution for many policing applications on land, water and air.
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
TCC’s other product lines — secure telephony, custom network encryption and military data encryption — are all performing as expected and continue to provide a solid business base for the Company. With these products and those highlighted above, TCC believes it can continue to provide a broad range of high quality encryption equipment that meets the demanding requirements of a growing worldwide market.

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
The Company’s Secure Office Systems product line primarily consists of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. In 2005, we introduced a new secure wireless mobile phone, the first in a new line of secure wireless products as part of our Secure Office Systems product line. During 2007, we introduced a new flip phone model and during 2009 we introduced a new keyboard/PDA secure wireless phone and a new desktop encryptor for this product line. The market for the secure wireless mobile phones continues to develop modestly and we expect it will take the greater part of fiscal 2011 before this product line generates consistent revenue.
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
The Company also provides customization of its products upon a customer’s request. In addition, the Company actively sells its engineering services in support of funded research and development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. Revenue from these services has steadily increased over the past four years.
Government Systems
The Company’s High Speed Data Encryptor is a rugged military system that provides a high level of cryptographic security for data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and integrates into existing networks. Reliable secure communication is achieved with communication synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems. In October 2010, TCC announced the introduction of a new family of high speed SONET/SDH encryptors capable of operating on fiber optic networks. These encryptors have been designed to meet a wide range of environmental and operational requirements and provide a high level of security in a wide range of deployment conditions.
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
The CipherTalk® 8000 and CipherSMS® secure wireless products are designed to provide encrypted mobile communications anywhere in the world. With multi-band radio interfaces, these products operate in the North American, Latin American, and European regions, as well as the Asian and Australian regions. Integrated on leading mobile device platforms, they contain the latest in mobile productivity functionality as well as standard cell phone operation. The CipherTalk 8000 is the first product in the Company’s new line of secure wireless products first introduced in 2005.
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

Competition
The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Motorola Inc., General Dynamics Corporation, Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel-Lucent.
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
Sales and Backlog
In fiscal 2010, the Company had three customers representing 86% of total net sales. These consisted of fees generated by our engineering services efforts representing 10% of sales and sales under a contract with U.S. Army, Communications and Electronics Command (“CECOM”) for bulk encryptors representing 17% of sales. Also, we had sales of radio encryptors to one customer for deployment in Afghanistan representing 59% of sales. In fiscal year 2009, the Company had three customers representing 76% of total net sales. These consisted of sales of radio encryptors to one customer for deployment in Afghanistan amounting to 15% of sales, fees generated by our engineering services efforts for one customer representing 33% of sales and sales under the CECOM contract for bulk encryptors representing 28% of sales.
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
Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 25, 2010 and September 26, 2009 was approximately $3,398,000 and $7,778,000, respectively. Orders received subsequent to September 25, 2010 have increased backlog as of mid-December to approximately $6.8 million.
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
Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities and commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the government’s recognition of the technology available from foreign sources and the need to allow domestic corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, which impact could be material.
The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2010 and historically are immaterial. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with applicable laws.
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
TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost of this license is immaterial.
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
Research and Development
Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must attract and retain qualified personnel, improve existing products and develop new products. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products. During the years ended September 25, 2010 and September 26, 2009, the Company spent $2,608,000 and $1,889,000, respectively, on product development.
In fiscal 2011, the Company expects to increase its investment in internal product development by approximately 15%. Our plan is to continue to evaluate several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. TCC also expects to complete systems testing in early 2011 of a high speed, SONET/SDH optical encryptor called the 72B, which we expect will provide full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with the Federal Information Processing Standard (“FIPS”) level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

On-going research and development in support of product improvements and application variants also is expected to continue. In 2011 TCC plans to begin development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have a product introduction in 2012. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Foreign Operations
The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2010 and 2009 because the mix of products sold abroad included more products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.
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
In fiscal years 2010 and 2009, sales directly to international customers accounted for approximately 4% and 7%, respectively, of our net sales. During those periods a significant portion of domestic sales (59% and 15%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. In addition, we substantially completed shipments of products delivered to the Government of Egypt representing 16% of sales under a contract with the U.S. Army CECOM. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:
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
Employees
As of September 25, 2010, the Company employed 33 full-time employees and two part-time employees, as well as several full and part-time consultants. The Company believes that its relationship with employees is good.

Item 1A.	RISK FACTORS
You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 25, 2010 and subsequent quarterly reports filed with the SEC.
Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.
We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:
•	introduction and market acceptance of new products and product enhancements by us and our competitors;
•	budgeting cycles of customers, including the U.S. government;
•	timing and execution of individual contracts;
•	competitive conditions in the communications security industry;
•	changes in general economic conditions; and
•	shortfalls of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.
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
Once our products are in use, any product failure, including software or hardware failure, which causes a breach of security with respect to our customer’s confidential communications, could have a material adverse effect on TCC. There is no guarantee of product performance or that our products are adequate to protect against all security breaches. While we attempt to mitigate such risks by maintaining insurance and including warranty disclaimers and liability limitation clauses in our arrangements with customers, such mitigation devices may not protect us against liability in all instances. If our products failed for any reason, our clients could experience data loss, financial loss, personal and property losses, harm to reputation, and significant business interruption. Such events may expose us to substantial liability, increased regulation and/or penalties, as well as loss of customer business and a diminished reputation. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by insurance, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
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
The Company is dependent upon its foreign sales and we expect that sales to foreign end-users will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.
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
Our management has determined that the Company’s internal control over financial reporting is currently not effective.
Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2010 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2009 and 2008. Specifically, management determined that TCC lacked sufficient staff to segregate accounting duties, which could result in a misstatement of balance sheet and income statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 25, 2010.

Until we are able to remediate the material weakness identified, such material weakness may materially and adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we review and evaluate our internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weakness or failure to remediate any existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.
We rely on single or limited sources for the manufacture and supply of certain product components.
For a small percentage of parts, we rely upon a single or limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we may not be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.
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
As of December 17, 2010, we employed 32 full-time and two part-time employees as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983 and believes its condition is good. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 25, 2010 and September 26, 2009 was $159,000.

Item 3.	LEGAL PROCEEDINGS
There are no current legal proceedings as to which TCC or its subsidiary is a party or as to which any of their property is subject.

Item 4.	RESERVED
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock, $0.10 par value, began trading on the NASDAQ Capital Market on July 14, 2010 under the symbol “TCCO.” Prior to such date, the common stock was traded on the Over-the-Counter Bulletin Board under the symbol “TCCO.OB.” The following table presents, commencing July 14, 2010, low and high sales prices for the common stock and, prior to such date, low and high bid information for the time periods specified. All over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The NASDAQ Stock Market, Inc. has furnished the sales price information and over-the-counter quotations.

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/25/2010	$8.45	$13.00
	6/26/2010	8.75	14.68
	3/27/2010	4.00	13.15
	12/26/2009	3.60	4.50

	9/26/2009	$3.70	$5.25
	6/27/2009	3.75	5.00
	3/28/2009	3.00	5.57
	12/27/2008	3.35	5.60
Dividends
The Company paid cash dividends on its class of common equity during fiscal year 2010 as follows:

Payment Date	Aggregate	Per Share
March 22, 2010	$3,640,876	$2.00
June 15, 2010	182,044	0.10
September 9, 2010	182,559	0.10
On December 9, 2010, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend is payable in cash on December 27, 2010 to all shareholders of record on December 20, 2010 and is expected to be approximately $182,609. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

Holders
As of December 17, 2010, there were approximately 800 record holders of our Common Stock.
Recent Price
On December 17, 2010, the closing price of the Common Stock was $13.38.
Equity Compensation Plan Information
The following table presents information about the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 1991 Stock Option Plan (which plan has expired but under which there are still options outstanding) as of the fiscal year ended September 25, 2010. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 25, 2010, included herewith.

				Number of
	Number of securities to		Weighted average	securities
	be issued upon exercise		exercise price of	remaining
	of outstanding options,		outstanding options,	available for
Plan category	warrants and rights		warrants and rights	future issuance
Equity compensation plans approved by stockholders	3,400	(1)	$2.74	—

Equity compensation plans not approved by stockholders	111,888	(2)	$5.30	43,059

Total	115,288		$5.23	43,059

(1)	Of the 3,400 options outstanding as of September 25, 2010, 2,500 were exercisable as of such date at an average exercise price of $2.54 per share.

(2)	Of the 111,888 options outstanding as of September 25, 2010, 74,388 were exercisable as of such date at an average exercise price of $5.10 per share.
The Board of Directors has also approved the 2010 Equity Incentive Plan, as amended and restated. This plan is subject to the approval of shareholders at the Company’s 2011 Annual Stockholder meeting to be held on February 7, 2011. The Company is seeking approval for 200,000 shares to be available for grant under the plan. Of these 200,000 shares the Company granted options to purchase 145,815 shares during fiscal 2010, of which 142,665 remained outstanding on December 17, 2010. The plan and such options will terminate and be of no further force and effect if the plan is not approved by shareholders.

Sales of Unregistered Securities and Repurchases by the Issuer and Affiliated Purchasers
There were no sales by the Company of unregistered shares of the Company’s common stock during the 2010 fiscal year and no repurchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2010 fiscal year.
During fiscal 2010 the Company’s Chief Financial Officer exercised stock options for an aggregate 62,500 shares and subsequently tendered 5,985 of those shares back to the Company in payment of the exercise price of the options and associated withholding taxes. The tendered shares were immediately retired by the Company.

Item 6.	SELECTED FINANCIAL DATA
Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.
Forward-Looking Statements
The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 25, 2010 and the “Risk Factors” section included herein.
Overview
TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract or made as a sub-contractor to domestic corporations under contract with the U.S. government. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign and commercial entities.
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
On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory reserves, receivable reserves, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include those listed below. For a more detailed discussion, see Note 2 in the Notes to Consolidated Financial Statements included herewith.

Revenue Recognition
Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.
We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.
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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of September 25, 2010, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.
Stock Based Compensation
We record the compensation expense for all share-based payments based on the grant date fair value. We expense share-based compensation over the employee’s requisite service period, generally the vesting period of the award.
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
Results of Operations
Year ended September 25, 2010 as compared to year ended September 26, 2009
Net Sales
Net sales for the years ended September 25, 2010 and September 26, 2009 were $21,551,000 and $7,752,000, respectively, an increase of $13,799,000 or 178%. Sales for fiscal 2010 consisted of $20,771,000, or 96%, from domestic sources and $780,000, or 4%, from international customers as compared to fiscal 2009, in which sales consisted of $7,227,000, or 93%, from domestic sources and $525,000, or 7%, from international customers.
Foreign sales consisted of shipments to five different countries during the year ended September 25, 2010 and 12 different countries during the year ended September 26, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2010	2009
Thailand	$648,000	$96,000
Saudi Arabia	28,000	276,000
Slovakia	87,000	16,000
Mexico	—	82,000
Other	17,000	55,000

	$780,000	$525,000

Revenue for fiscal 2010 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $12,863,000 and to an additional domestic customer amounting to $474,000. Billings under programs for engineering services work amounting to $2,562,000 also were recognized during the period. In addition, we continued shipping products under a contract with CECOM amounting to $3,591,000 during fiscal 2010. We also sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $592,000 and we began shipping our high speed bulk encryptors amounting to $1,196,000 under a contract with a domestic customer.

Revenue for fiscal 2009 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,133,000 and additional sales to two domestic customers amounting to $175,000. Billings under programs for engineering services work amounting to $3,271,000 also were recognized during the period. In addition, we began shipping products under the contract with CECOM amounting to $2,159,000 in fiscal 2009. We also sold our data link encryptors to one domestic customer and one foreign customer amounting to $198,000 and generated $269,000 in royalty revenue under an existing license and royalty agreement with a large domestic radio manufacturer.
Gross Profit
Gross profit for fiscal year 2010 was $16,144,000, an increase of $11,298,000 or 233%, compared to gross profit of $4,846,000 for fiscal year 2009. Gross profit expressed as a percentage of sales was 75% in fiscal year 2010 compared to 63% in the prior year. The increase in gross profit as a percentage of sales was primarily associated with higher margin products being sold in fiscal 2010, including products sold under the CECOM contract.
Operating Costs and Expenses
Selling, General and Administrative
Selling, general and administrative expenses for fiscal 2010 were $2,808,000, compared to $2,534,000 for fiscal 2009. This increase of $274,000 or 11% was attributable to an increase in general and administrative expenses of $313,000, offset by a decrease in selling and marketing expenses of $39,000 during the 2010 fiscal year.
The increase in general and administrative costs during fiscal 2010 was primarily attributable to increases in personnel-related costs of $259,000, professional and director fees of $56,000, charitable contributions of $15,000 and NASDAQ listing fees of $64,000, which were partially offset by a decrease in bad debt expense of $108,000.
The decrease in selling and marketing costs during fiscal 2010 was attributable to decreases in third party sales and marketing agreements of $125,000 and personnel-related costs of $16,000. These decreases were partially offset by increases in outside sales commissions of $51,000, customer support expenses of $24,000 and bid and proposal activities of $24,000.
Product Development
Product development costs for fiscal 2010 were $2,608,000, compared to $1,889,000 for fiscal 2009, an increase of $719,000 or 38%. This increase was primarily attributable to an increase in personnel-related costs of $492,000, a decrease in billable engineering services work performed, which increased product development costs by approximately $592,000, and an increase in costs for materials and supplies of $91,000. The increase was offset by a decrease in outside consulting fees of $332,000 and a decrease in recruiting costs of $47,000.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $2,562,000 of billable engineering services revenue generated during fiscal 2010 and $3,271,000 generated during fiscal 2009.
It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities and the improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in activities — either billable or new product related — will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Net Income
The Company generated net income of $7,868,000 for fiscal year 2010 as compared to net income of $943,000 for fiscal year 2009, a $6,925,000 increase. This 734% increase in net income is primarily attributable to a substantial increase in gross profit on revenue from orders of our radio encryptors for deployment into Afghanistan amounting to $12,863,000. This increase in income generated a $3,345,000 increase in income taxes.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 25, 2010, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents increased by $5,615,000, or 104%, to $11,033,000 as of September 25, 2010, from a balance of $5,418,000 at September 26, 2009. This increase was primarily attributable to cash generated from operations of $8,970,000, which includes net income of $7,868,000, an increase in accrued income taxes payable of $1,635,000 and proceeds from the exercise of stock options of $804,000, and was offset by the payout of dividends of $4,005,000, a decrease in cash from customer deposits of $1,758,000 and an increase in inventory of $198,000. Fixed asset additions of $257,000 during the period also offset the increases.
During fiscal 2010 the Company paid special cash dividends totaling $4,005,000. The payment of these dividends was based on the profits incurred by the Company during that timeframe. In addition, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding in recognition of the positive financial performance of fiscal 2010. The dividend is payable in cash on December 27, 2010 to all shareholders of record on December 20, 2010. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.
During fiscal 2010 we substantially completed work on engineering services programs valued at $4.78 million. We billed $2,562,000 during fiscal 2010 under these programs and there is approximately $100,000 remaining in backlog. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding $610,000 of funding. The balance of the original order amounting to $3,591,000 was shipped during fiscal 2010 and we expect to ship the additional $610,000 during the first fiscal quarter of 2011. We have also received orders for our radio encryptors for use in Afghanistan amounting to $9,692,000, substantially all of which was shipped in fiscal 2010, and orders for our high speed encryptors to support a Patriot Missile upgrade program from Raytheon amounting to $2,674,000, of which $1,094,000 shipped in fiscal 2010. The balance of these orders of approximately $1,561,000 is expected to ship over the next 12 months. In addition, during the first fiscal quarter of 2011 we received orders for additional radio encryptors for use in Afghanistan amounting to $5.2 million. These orders are expected to ship during fiscal 2011.
It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities and the improvement in business prospects, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in activities — either billable or new product related — will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.
The Company has paid $1,000,000 and accrued an additional $1,635,000 at September 25, 2010 for income taxes based on current tax estimates of the income tax liability related to fiscal year 2010. The Company expects to pay down the income tax liability during the quarter ended December 25, 2010.
The Company’s backlog as of mid-December has increased to approximately $6.8 million. The orders in backlog are expected to ship during fiscal 2011 depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2010 and 2009.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 25, 2010 and September 26, 2009 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 25, 2010 and September 26, 2009 was $159,000.
In fiscal 2011, the Company expects to increase its investment in internal product development by approximately 15%. Our plan is to continue to evaluate several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. TCC also expects to complete systems testing in early 2011 of a high speed, SONET/SDH optical encryptor called the 72B, which we expect will provide full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with FIPS level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments.
On-going research and development in support of product improvements and application variants also is expected to continue. In 2011 TCC plans to begin development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have a product introduction in 2012. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however we may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development in fiscal 2011 and the Company does not anticipate any significant capital expenditures during the year.
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
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 25, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
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
In the course of its assessment for fiscal year 2010, management identified a control deficiency that was also identified during its assessment for the fiscal years ended September 26, 2009 and September 27, 2008. During the course of the fiscal 2009 and 2008 evaluations, and again during the evaluation for the 2010 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 25, 2010.
Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2011 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.
Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2010 fiscal year.
The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2010 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2010 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2010 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal V — Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2010 fiscal year.

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

10.9	+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.10
Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2008.)

10.11
Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.12
Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.13
Purchase Order from Datron World Communications dated April 21, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.14	*
Purchase Order from Datron World Communications dated October 15, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.15	*
Purchase Order from Datron World Communications dated November 29, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.16	*
Purchase Order from Datron World Communications dated November 30, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.17	+*	2010 Equity Incentive Plan
14		Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21	*	List of Subsidiaries of the Company
23.1	*	Consent of McGladrey & Pullen, LLP
23.2	*	Consent of Caturano and Company, Inc.
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
Footnotes:

*	Attached to this filing

+	Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date: December 22, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 22, 2010

/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2010

/s/ Mitchell B. Briskin Mitchell B. Briskin	Director	December 22, 2010

/s/ Robert T. Lessard Robert T. Lessard	Director	December 22, 2010

/s/ Thomas E. Peoples Thomas E. Peoples	Director	December 22, 2010

Technical Communications Corporation
Consolidated Balance Sheets
September 25, 2010 and September 26, 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,033,542	$5,418,419
Accounts receivable — trade, less allowance of $333,000 and $233,000 at September 25, 2010 and September 26, 2009, respectively	131,043	402,841
Inventories	2,613,286	2,415,054
Deferred income taxes	468,501	566,294
Other current assets	154,133	180,161

Total current assets	14,400,505	8,982,769

Equipment and leasehold improvements	3,626,493	3,369,214
Less accumulated depreciation and amortization	(3,201,056)	(3,029,707)

Equipment and leasehold improvements, net	425,437	339,507

	$14,825,942	$9,322,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,932	$250,129
Accrued liabilities:
Compensation and related expenses	801,198	280,651
Customer deposits	206,114	1,964,262
Accrued income taxes	1,634,880	—
Other	284,773	114,576

Total current liabilities	3,240,897	2,609,618

Stockholders’ equity
Common stock — par value $0.10 per share; 7,000,000 shares authorized, 1,826,217 and 1,452,119 shares issued and outstanding at September 25, 2010 and September 26, 2009, respectively	182,622	145,220
Additional paid-in capital	3,003,509	2,031,340
Retained earnings	8,398,914	4,536,098

Total stockholders’ equity	11,585,045	6,712,658

	$14,825,942	$9,322,276

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Income
Years Ended September 25, 2010 and September 26, 2009

	2010	2009

Net sales	$21,551,148	$7,751,858
Cost of sales	5,406,761	2,906,110

Gross profit	16,144,387	4,845,748

Operating expenses:
Selling, general and administrative	2,807,688	2,533,658
Product development	2,607,919	1,888,953

Total operating expenses	5,415,607	4,422,611

Operating income	10,728,780	423,137

Other income
Investment income	4,255	39,762

Income before income taxes	10,733,035	462,899

Provision (benefit) for income taxes	2,864,741	(479,909)

Net income	$7,868,294	$942,808

Net income per common share
Basic	$4.68	$0.65
Diluted	$4.33	$0.58

Weighted average shares
Basic	1,679,755	1,444,427
Diluted	1,816,300	1,632,883

Dividends paid per common share	$2.20	—
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Cash Flows
Years Ended September 25, 2010 and September 26, 2009

	2010	2009

Operating activities:
Net income	$7,868,294	$942,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	171,349	119,530
Bad debt expense	100,000	207,748
Stock-based compensation	133,585	116,363
Deferred income taxes	97,793	(491,294)

Changes in current assets and current liabilities:
Accounts receivable	171,798	111,672
Inventories	(198,232)	(494,330)
Other current assets	26,028	(74,495)
Customer deposits	(1,758,148)	1,713,788
Accounts payable and accrued liabilities	2,357,778	(167,020)

Cash provided by operating activities	8,970,245	1,984,770

Investing activities:
Additions to equipment and leasehold improvements	(257,279)	(191,565)

Cash used for investing activities	(257,279)	(191,565)

Financing activities:
Proceeds from stock issuance	803,522	2,311
Excess tax benefits from exercise of stock options	104,113	—
Dividends paid	(4,005,478)	—

Cash (used in) provided by financing activities	(3,097,843)	2,311

Net increase in cash and cash equivalents	5,615,123	1,795,516
Cash and cash equivalents at beginning of year	5,418,419	3,622,903

Cash and cash equivalents at end of year	$11,033,542	$5,418,419

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	1,000,000	18,795
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended September 25, 2010 and September 26, 2009

	2010	2009

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,452,199	1,433,767
Exercise of stock options	304,412	2,334
Cashless exercise of stock options	69,606	16,098

Ending balance	1,826,217	1,452,199

Common stock at par value:
Beginning balance	$145,220	$143,377
Exercise of stock options	37,402	1,843

Ending balance	182,622	145,220

Additional paid-in capital:
Beginning balance	$2,031,340	$1,941,020
Exercise of stock options	766,120	3,687
Cashless exercise of stock options	(31,649)	(29,730)
Excess tax benefits from exercise of stock options	104,113	—
Stock-based compensation	133,585	116,363

Ending balance	3,003,509	2,031,340

Retained earnings:
Beginning balance	$4,536,098	$3,593,290
Dividends paid	(4,005,478)	—
Net income	7,868,294	942,808

Ending balance	8,398,914	4,536,098

Total stockholders’ equity	$11,585,045	$6,712,658

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(1)	Company Operations

Technical Communications Corporation was incorporated in Massachusetts in 1961; its subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

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

(2)	Summary of Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TCC Investment Corp., a Massachusetts corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant judgments and estimates include those related to revenue, receivable reserves, inventory reserves, income taxes and stock-based compensation. Actual results could differ from those estimates.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Recognition of Revenue

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the percentage of completion method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. If the current estimates of total contract revenue and contract costs for product development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

Notes to Consolidated Financial Statements (continued)
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. Excess tax benefits for the year ended September 25, 2010 amounted to $104,113. There were no excess tax benefits for the year ended September 26, 2009.

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

	September 25,	September 26,
	2010	2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.5% to 2.4%	1.8% to 2.8%
Stock volatility	75% to 77%	77% to 80%
Dividend yield	-0-	-0-

There were 16,500 options granted during the year ended September 25, 2010 and 25,500 options granted during the year ended September 26, 2009. The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 25, 2010 and September 26, 2009:

	2010	2009

Cost of sales	$4,375	$6,700
Selling, general and administrative	69,010	51,319
Product development	60,200	58,344

Total share-based compensation expense before taxes	$133,585	$116,363

As of September 25, 2010, there was $130,734 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 2.77 years.

The Company had the following stock option plans outstanding as of September 25, 2010: the Technical Communications Corporation 1991 Stock Option Plan, the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There were an aggregate of 900,000 options to acquire shares authorized under these plans, of which 115,288 options were outstanding at September 25, 2010. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of five or ten years from the date of grant. As of September 25, 2010, there were no shares available for new option grants under the 1991 Stock Option Plan or the 2001 Stock Option Plan; there were 43,059 shares available for grant under the 2005 Non-Statutory Stock Option Plan. During fiscal 2010 the Company’s Chief Financial Officer exercised stock options for an aggregate 62,500 shares and subsequently tendered back 5,985 of those shares to the Company in payment of the exercise price of the options and associated withholding taxes. The tendered shares were immediately retired by the Company.

Notes to Consolidated Financial Statements (continued)
The following tables summarize stock option activity during fiscal years 2009 and 2010:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 27, 2008	581,034	$3.05	4.46 years
Grants	25,500	4.80
Exercises	(108,834)	3.88
Cancellations	(5,000)	4.00

Outstanding at September 26, 2009	492,700	$2.95	4.72 years
Grants	16,500	7.70
Exercises	(391,912)	2.47
Cancellations	(2,000)	4.50

Outstanding at September 25, 2010	115,288	$5.23	7.14 years

Information related to the stock options vested or expected to vest as of September 25, 2010 is as follows:

		Weighted-
		Average			Exercisable
		Remaining	Weighted-	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	600	2.63	$0.99	600	$0.99
$1.01 – $2.00	200	0.18	1.88	200	1.88
$2.01 – $3.00	15,488	4.95	3.00	15,288	3.00
$3.01 – $4.00	26,400	5.85	3.69	18,300	3.76
$4.01 – $5.00	22,400	8.31	4.79	12,600	4.86
$5.01 – $10.00	47,700	7.96	6.74	29,900	6.99
$10.01 – $15.00	2,500	9.85	11.51	—	—

	115,288	7.14	$5.23	76,888	$5.02

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 25, 2010 was $336,868. The intrinsic value of the options exercised during the year ended September 25, 2010 was $2,039,099. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Notes to Consolidated Financial Statements (continued)
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

In June 2006, the FASB issued a new standard related to uncertain tax positions effective for the Company for fiscal 2008. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal years 2010 and 2009, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the years ended September 25, 2010 and September 26, 2009, the Company had no interest or tax penalties.

Warranty Costs
The Company provides for estimated warranty costs at the time product revenue is recognized based in part upon historical experience.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company does not have any assets or liabilities measured at fair value.

Earnings per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. Exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2010 ended on September 25, 2010 and included 52 weeks. The fiscal year 2009 ended on September 26, 2009 and included 52 weeks.

Notes to Consolidated Financial Statements (continued)
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
The Company’s comprehensive income for the years ended September 25, 2010 and September 26, 2009 was equal to its net income for those periods.

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

(3)	Income Per Share
Basic and diluted EPS were calculated as follows:

	September 25,	September 26,
	2010	2009

Net Income	$7,868,294	$942,808

Weighted Average Shares Outstanding — Basic	1,679,755	1,444,427
Dilutive effect of stock options	136,545	188,456

Weighted Average Shares Outstanding — Diluted	1,816,300	1,632,883

Basic Net Income Per Share	$4.68	$0.65
Diluted Net Income Per Share	$4.33	$0.58

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 2,500 in fiscal year 2010 and 70,000 in fiscal year 2009.

(4)	Inventories
Inventories consist of the following:

	September 25,	September 26,
	2010	2009
Finished goods	$297,636	$5,829
Work in process	282,996	511,514
Raw materials and supplies	2,032,654	1,897,711

Total inventories	$2,613,286	$2,415,054

Notes to Consolidated Financial Statements (continued)
(5)	Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

	September 25,	September 26,	Estimated
	2010	2009	Useful Life

Engineering and manufacturing equipment	$1,678,902	$1,477,156	3-8 years
Demonstration equipment	714,141	665,916	3 years
Furniture and fixtures	749,154	741,846	3-8 years
Leasehold improvements	484,296	484,296	Lesser of useful life or term of lease

Total equipment and leasehold improvements	3,626,493	3,369,214

Less accumulated depreciation and amortization	(3,201,056)	(3,029,707)

Equipment and leasehold improvements, net	$425,437	$339,507

Depreciation expense was $171,349 and $119,530 for the fiscal years ended September 25, 2010 and September 26, 2009, respectively.
(6)	Other Accrued Liabilities

	September 25,	September 26,
	2010	2009

Product warranty costs	$198,433	$46,675
Professional service fees	53,400	49,229
Annual report and investor relations fees	8,820	13,638
Customer support agreements and commissions	24,120	5,034

Total other accrued liabilities	$284,773	$114,576

(7)	Leases

In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 25, 2010 and September 26, 2009 was $159,000.

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

The following table reflects changes in the Company’s accrued warranty account:

	September 25,	September 26,
	2010	2009
Beginning balance	$46,675	$61,708
Plus: accruals related to new sales	190,100	39,852
Less: payments and adjustments to prior period accruals	(38,342)	(54,885)

Ending balance	$198,433	$46,675

(9)	Income Taxes
The provision (benefit) for income taxes consists of the following:

	September 25,	September 26,
	2010	2009

Current:
Federal	$1,871,057	$3,264
State	895,891	8,121

Total current taxes	2,766,948	11,385

Deferred:
Federal	198,330	(491,294)
State	(100,537)	—

Total deferred taxes	97,793	(491,294)

Total provision (benefit) for income taxes	$2,864,741	$(479,909)

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 25,	September 26,
	2010	2009

Tax provision at U.S. statutory rate	$3,649,232	$157,386
State income tax provision, net of federal benefit	601,854	5,360
Other	37,582	(209,664)
Valuation allowance	(1,423,927)	(432,991)

Total provision (benefit) for income taxes	$2,864,741	$(479,909)

Notes to Consolidated Financial Statements (continued)
Deferred income taxes consist of the following:

	September 25,	September 26,
	2010	2009

Inventory differences	$1,119,033	$1,135,742
NOL carryforward	—	1,285,289
Payroll related accruals	224,252	12,111
Warranty accruals	78,599	18,796
Tax credits	—	384,553
Goodwill	—	13,699
Other	165,650	259,064

Total	1,587,534	3,109,254
Less: valuation allowance	(1,119,033)	(2,542,960)

Total	$468,501	$566,294

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $1,423,927 and $432,991 in fiscal years 2010 and 2009, respectively, and related primarily to the reversal of the valuation allowance primarily resulting from the utilization of net operating loss carryforwards against taxable income.

The Company has determined that the tax benefit related to the obsolete inventory is not more likely than not to be realized, therefore, has provided a full valuation allowance against the related deferred tax asset. It is the Company’s intention to maintain the related inventory items for the foreseeable future to support equipment in the field, therefore, cannot determine when that the tax benefit, if any, will be realized.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Massachusetts. For U.S. federal and state tax purposes, the tax years 2006 through 2009 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized may be subject to examination and adjustment.

(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2010 or 2009. However, the Board of Directors approved a corporate match of $0.25 per $1.00 of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $41,922 and $39,386 in fiscal years 2010 and 2009, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, bonuses totaling $180,000 were accrued for executives at September 25, 2010 and $49,500 at September 26, 2009.

Notes to Consolidated Financial Statements (continued)
(11)	Commitments and contingencies

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during fiscal years 2010 and 2009.

The Company did not have any open standby letters of credit at September 25, 2010 or September 26, 2009.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market mutual funds that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(12)	Major Customers and Export Sales

In fiscal year 2010, the Company had three customers representing 86% (59%, 17% and 10%) of total net sales and at September 25, 2010 had one customer representing 98% of accounts receivable. In fiscal year 2009, the Company had three customers representing 76% (33%, 28% and 15%) of total net sales and at September 26, 2009 had two customers representing 87% (48% and 39%) of accounts receivable.

A breakdown of net sales is as follows:

	September 25,	September 26,
	2010	2009

Domestic	$20,771,088	$7,226,969
Foreign	780,060	524,889

Total Sales	$21,551,148	$7,751,858

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 25,	September 26,
	2010	2009

North America, excluding the U.S.	—	15.6%
Central and South America	—	7.2%
Europe	12.0%	3.1%
Mid-East and Africa	6.5%	55.2%
Far East	81.5%	18.9%

The Company sold products to five different countries during the year ended September 25, 2010 and 12 different countries during the year ended September 26, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 25,	September 26,
	2010	2009
Saudi Arabia	3.6%	52.6%
Thailand	83.1%	18.3%
Slovakia	11.2%	3.0%
Mexico	—	15.6%
Other	2.1%	10.5%

Notes to Consolidated Financial Statements (continued)
(13)	Shareholder Rights Plan

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

On December 9, 2010, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend is payable in cash on December 27, 2010 to all shareholders of record on December 20, 2010 and is expected to be approximately $182,609.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Technical Communications Corporation:
We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiaries as of September 25, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiaries as of September 25, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP McGladrey & Pullen, LLP
Boston, Massachusetts
December 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Technical Communications Corporation:
We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiaries as of September 26, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technical Communications Corporation and subsidiaries at September 26, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, Inc. Caturano and Company, Inc. (formerly Caturano and Company, P.C.)
Boston, Massachusetts
December 18, 2009