Form 10-Q
period 2010-12-25
TECHNICAL COMMUNICATIONS CORP
filed 2011-02-08
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,826,319 shares of Common Stock, $0.10 par value, outstanding as of February 4, 2011.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 25, 2010	September 25, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,129,257	$11,033,542
Accounts receivable — trade, less allowance of $332,748 at December 25, 2010 and September 25, 2010	801,188	131,043
Inventories, net	2,777,823	2,613,286
Deferred income taxes	534,892	468,501
Other current assets	181,564	154,133

Total current assets	12,424,724	14,400,505

Equipment and leasehold improvements	3,790,060	3,626.493
Less: accumulated depreciation and amortization	(3,256,140)	(3,201.056)

Equipment and leasehold improvements, net	533,920	425,437

Total Assets	$12.958,644	$14,825,942

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$178,945	$313,932
Customer deposits	230,723	206,114
Accrued liabilities:
Accrued compensation and related expenses	317,195	801,198
Accrued income taxes	—	1,634,880
Accrued expenses	315,333	284,773

Total current liabilities	1,042,196	3,240,897

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,826,319 and 1,826,217 shares issued and outstanding at December 25, 2010 and September 25, 2010, respectively	182,632	182,622
Additional paid-in capital	3,018,801	3,003,509
Retained earnings	8,715,015	8,398,914

Total stockholders’ equity	11,916,448	11,585,045

Total Liabilities and Stockholders’ Equity	$12,958,644	$14,825,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	December 25, 2010	December 26, 2009

Net sales	$2,735,245	$4,764,015
Cost of sales	680,217	1,207,800

Gross profit	2,055,028	3,556,215

Operating expenses:
Selling, general and administrative	675,519	737,633
Product development	896,266	527,429

Total operating expenses	1,571,785	1,265,062

Operating income	483,243	2,291,153

Other income:
Interest income	775	1,276

Income before benefit for income taxes	484,018	2,292,429

Benefit for income taxes	14,693	63,445

Net income	$498,711	$2,355,874

Net income per common share:
Basic	$0.27	$1.62
Diluted	$0.27	$1.45

Weighted average shares:
Basic	1,820,438	1,451,967
Diluted	1,870,774	1,621,618

Dividends paid per common share:	$0.10	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 25, 2010	December 26, 2009
Operating Activities:
Net income	$498,711	$2,355,874

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,084	37,793
Share-based compensation	15,980	18,979
Deferred income taxes	(66,391)	(271,276)
Bad debt expense	—	100,000

Changes in assets and liabilities:
Accounts receivable	(670,145)	205,545
Inventories	(164,537)	394,401
Other current assets	(27,431)	59,096
Customer deposits	24,609	(993,450)
Accounts payable and other accrued liabilities	(2,223,988)	162,349

Net cash provided by (used in) operating activities	(2,558,108)	2,069,311

Investing Activities:
Additions to equipment and leasehold improvements	(163,567)	(40,691)

Net cash used in investing activities	(163,567)	(40,691)

Financing Activities:
Dividends paid	(182,610)	—

Net cash used in financing activities	(182,610)	—

Net (decrease) increase in cash and cash equivalents	(2,904,285)	2,028,620

Cash and cash equivalents at beginning of the period	11,033,542	5,418,419

Cash and cash equivalents at the end of the period	$8,129,257	$7,447,039

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	1,745,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STATEMENT OF FAIR PRESENTATION
Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 24, 2011.
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 as filed with the Securities Exchange Commission (“SEC”).
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM - sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.
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
On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, receivable reserves, inventory reserves, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For the three months ended December 25, 2010 and December 26, 2009, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the three months ended December 25, 2010 and December 26, 2009, the Company had no interest or tax penalties.
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
The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) risk-free interest rate and (4) dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the price of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. Dividend yield is based on the recurring regular dividend rate declared by the Company. To date the Company has only declared one-time special dividends and therefore assumes a regular dividend yield of zero. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three Months Ended
	December 25, 2010	December 26, 2009
	(unaudited)	(unaudited)
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.3%	2.8%
Stock volatility	73%	79%
Dividend yield	-0-	-0-
There were 3,500 options granted during the three months ended December 25, 2010 and no options granted during the three months ended December 26, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three months ended December 25, 2010 and December 26, 2009 (unaudited):

	December 25, 2010	December 26, 2009

Cost of sales	$62	$1,791
Selling, general and administrative expense	1,479	1,645
Product development costs	14,439	15,543

Total share-based compensation expense before taxes	$15,980	$18,979

As of December 25, 2010 and December 26, 2009, there was $134,238 and $169,752, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 3.02 years.
The Company had the following stock option plans outstanding as of December 25, 2010: the Technical Communications Corporation 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan. There are an aggregate 550,000 shares authorized under these plans, of which 116,588 and 115,288 were outstanding at December 25, 2010 and September 25, 2010, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of December 25, 2010, there were no shares available for new option grants under the 2001 Stock Option Plan, and there were 41,559 shares available for grant under the 2005 Non-Statutory Stock Option Plan.
The following table summarizes stock option activity during the first three months of fiscal 2011:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 25, 2010	115,288	$5.23	7.14 years
Grants	3,500
Exercises	(200)
Cancellations	(2,000)

Outstanding at December 25, 2010	116,588	$5.43	6.97 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options vested and expected to vest as of December 25, 2010 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 – $1.00	600	2.38	$0.99	600	$0.99
$2.01 – $3.00	15,488	4.70	$3.00	15,488	$3.00
$3.01 – $4.00	26,400	5.60	$3.69	18,300	$3.76
$4.01 – $5.00	20,400	8.06	$4.76	13,300	$4.86
$5.01 – $10.00	47,700	7.71	$6.74	29,900	$6.99
$10.01 – $15.00	6,000	9.8	$11.70	—	—

	116,588	6.97	$5.43	77,588	$5.02

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 25, 2010 and December 26, 2009 was $665,629 and $730,414, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	December 25, 2010	September 25, 2010
	(unaudited)

Finished goods	$5,184	$297,636
Work in process	750,004	282,996
Raw materials	2,022,635	2,032,654

	$2,777,823	$2,613,286

NOTE 3. Income Taxes
During the three months ended December 25, 2010, the Company recorded an income tax provision based on its expected effective tax rate for the year adjusted by an unutilized federal research credit from the 2010 fiscal year. Recent tax legislation has extended the federal research credit, which was retroactive to January 1, 2010.
Deferred tax assets consist of tax credits, inventory differences and other temporary differences. The valuation allowance is related to the temporary differences associated with inventory. The Company has determined that the tax benefit related to the obsolete inventory will not likely be realized, and therefore has provided a full valuation allowance against the related deferred tax asset. It is the Company’s intention to maintain the related inventory items for the foreseeable future to support equipment in the field, and therefore cannot determine when that the tax benefit, if any, will be realized.
For the three months ended December 26, 2009, the Company used available tax loss carryforwards against pre-tax income of $2,292,429. As a result, the tax provision recognized in the income statement for the three months ended December 26, 2009 was limited to federal alternative minimum tax and state income taxes amounting to $207,831. In addition, during the quarter ended December 26, 2009, the amount of the deferred tax valuation allowance related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets were more likely than not be realized in future years. This reversal resulted in an income tax benefit of $271,276 recognized in the income statement for the three months ended December 26, 2009. The Company’s estimated effective tax rate for the three months ended December 25, 2010 differs from the expected tax rate primarily due to federal research credits. This effective tax rate, adjusted for the prior year’s unutilized research credits, resulted in an income tax benefit of $14,693 for the three months ended December 25, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 4. Earnings Per Share
Basic and diluted earnings per share were calculated as follows (unaudited):

	December 25, 2010	December 26, 2009

Net income	$498,711	$2,355,874

Weighted average shares outstanding — basic	1,820,438	1,451,967
Dilutive effect of stock options	50,336	169,651

Weighted average shares outstanding — diluted	1,870,774	1,621,618

Basic net income per share	$0.27	$1.62
Diluted net income per share	$0.27	$1.45
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive, were 6,000 at December 25, 2010 and 70,000 at December 26, 2009.
NOTE 5. Major Customers and Export Sales
During the quarter ended December 25, 2010, the Company had three customers that represented 88% (53%, 22% and 13%) of net sales, as compared to the quarter ended December 26, 2009 where two customers represented 95% (75% and 20%) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	Three months ended	Three months ended
	December 25, 2010	December 26, 2009

Domestic	$2,666,779	$4,675,682
Foreign	68,466	88,333

Total sales	$2,735,245	$4,764,015

The Company sold products into four countries during the three months ended December 25, 2010 and two countries during the three months ended December 26, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	Three months ended	Three months ended
	December 25, 2010	December 26, 2009

Saudi Arabia	86.4%	99.0%
Slovakia	5.7%	1.0%
Other	7.9%	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	Three months ended	Three months ended
	December 25, 2010	December 26, 2009

North America (excluding the U.S.)	—	—
Central and South America	—	—
Europe	5.7	99.0%
Mid-East and Africa	94.3%	1.0%
Far East	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
Overview
The Company designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated primarily from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract or made as a sub-contractor to domestic corporations under contract with the U.S. government. We have also sold these products to commercial entities and U.S. government agencies. We generate additional revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.
Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 25, 2010, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010 as filed with the SEC.

Results of Operations
Three Months ended December 25, 2010 as compared to Three Months ended December 26, 2009
Net Sales
Net sales for the quarter ended December 25, 2010 were $2,735,000, as compared to $4,764,000 for the quarter ended December 26, 2009, a decrease of 43%. Sales for the first quarter of fiscal 2011 consisted of $2,667,000, or 97.5%, from domestic sources and $68,000, or 2.5%, from international customers as compared to the same period in fiscal 2010, during which sales consisted of $4,676,000, or 98%, from domestic sources and $88,000, or 2%, from international customers.
Foreign sales consisted of shipments to four countries during the quarter ended December 25, 2010 and two countries during the quarter ended December 26, 2009. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first fiscal quarters of 2011 and 2010:

	2011	2010

Saudi Arabia	$59,000	$1,000
Slovakia	4,000	87,000
Other	5,000	—

	$68,000	$88,000

Revenue for the first quarter of fiscal 2011 was derived in part from the final shipment of our high speed bulk encryptors amounting to $1,455,000 under a contract with a domestic customer, the final shipment of products under a contract with the U.S. Army, Communications and Electronics Command (“CECOM”) during the period amounting to $610,000, and the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $345,000. We also had billings under programs for engineering services work amounting to $164,000 for the three month period ended December 25, 2010.
Revenue for the first quarter of fiscal 2010 was primarily derived from the shipment of products under the contract with CECOM during the quarter amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $993,000 for the three month period ended December 26, 2009.
Gross Profit
Gross profit for the first quarter of fiscal 2011 was $2,055,000 as compared to gross profit of $3,556,000 for the same period of fiscal 2010, a decrease of 42%. Gross profit expressed as a percentage of sales was 75% for the first fiscal quarters of 2011 and 2010. The decrease in gross profit was a direct result of the higher sales volume during the quarter ended December 26, 2009.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of fiscal 2011 were $676,000, as compared to $738,000 for the same quarter in fiscal 2010. This decrease of 8% was attributable to a decrease in general and administrative expenses of $46,000 and a decrease in selling and marketing expenses of $16,000 during the first quarter of the 2011 fiscal year.

The decrease in general and administrative costs during the first quarter of 2011 was primarily attributable to a decrease in bad debt expense of $100,000, which was partially offset by an increase in personnel-related costs of $10,000 and an increase in charitable contributions of $30,000.
The decrease in selling and marketing costs for the three months ended December 25, 2010 was attributable to decreases in third party marketing agreements of $54,000, product demonstration costs of $8,000 and a decrease in bid and proposal efforts of $7,000. These decreases were partially offset by increases in personnel-related costs of $11,000, travel costs of $13,000 and engineering sales support expenses of $31,000 during the period.
Product Development Costs
Product development costs for the quarter ended December 25, 2010 were $896,000, compared to $527,000 for the quarter ended December 26, 2009, an increase of $369,000 or 70%. The increase was primarily attributable to decreases in billable engineering services work and bid and proposal and product evaluation work, which increased product development costs by approximately $424,000 during the first quarter of fiscal 2011. The increase was also attributable to an increase in personnel-related costs of $74,000, offset by a decrease in outside consulting fees of $124,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development as appropriate. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $164,000 of billable engineering services revenue generated during the first quarter of fiscal 2011 and $993,000 generated during the same period of fiscal 2010.
Net Income
The Company generated net income of $499,000 for the first quarter of fiscal 2011, as compared to net income of $2,356,000 for the same period of fiscal 2010. This significant decrease was primarily attributable to a 43% decrease in sales and a 24% increase in operating expenses for the three month period ended December 25, 2010. During the period the Company also recorded an income tax benefit as a result of recent tax legislation that extended the federal research credit retroactive to January 1, 2010, which allowed the company to utilize prior year credits that were not previously recognized.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $2,904,000 to $8,129,000 as of December 25, 2010, from a balance of $11,034,000 at September 25, 2010. This decrease was primarily attributable to income tax payments of $1,745,000, a decrease in accounts payable and other accrued expenses of $479,000, the payment of cash dividends of $183,000, capital acquisitions of $164,000 and increases in accounts receivable of $670,000 and inventory of $165,000. These decreases were partially offset by net income of $499,000 for the three months ended December 25, 2010.
We recently completed engineering services programs valued at $4.78 million in the aggregate. These programs were billed monthly for time and materials incurred. We billed the remaining $109,000 during the first three months of our 2011 fiscal year under these programs. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding $610,000 of funding. The balance of the order was shipped during the quarter ended December 25, 2010. We have also received additional orders for our radio encryptors for use in Afghanistan amounting to $5,210,000. These orders are expected to ship over the next 12 months.
Backlog at December 25, 2010 and December 26, 2009 amounted to $6,022,000 and $9,041,000, respectively. The orders in backlog are expected to ship during the remainder of the 2011 fiscal year depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the three months ended December 25, 2010.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 25, 2010 and September 25, 2010 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the three month periods ended December 25, 2010 and December 26, 2009 was $40,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2011.
In fiscal 2011, the Company expects to increase its investment in internal product development by approximately 15%. Its plan is to continue to evaluate several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. TCC also expects to complete systems testing in early 2011 of a high speed, SONET/SDH optical encryptor called the 72B, which it expect will provide full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with Federal Information Processing Standard level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

On-going research and development in support of product improvements and application variants also is expected to continue. In 2011 we plan to begin development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have a product introduction in 2012. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however it may need financial resources, in addition to cash from operations, to fund a major new development program.
Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2011.
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
Changes in internal control over financial reporting. The Company has determined that during the quarter ended December 25, 2010 a material weakness in our internal control over financial reporting occurred, in that we do not have personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles as they relate to income taxes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. We are the process of considering a plan to remediate the identified material weakness.

PART II. Other Information
Item 1. Legal Proceedings
There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.
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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

February 8, 2011	By:	/s/ Carl H. Guild, Jr.

Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 8, 2011	By:	/s/ Michael P. Malone

Date		Michael P. Malone, Chief Financial Officer