Form 10-Q
period 2011-03-26
TECHNICAL COMMUNICATIONS CORP
filed 2011-05-10
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,826,519 shares of Common Stock, $0.10 par value, outstanding as of May 6, 2011.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 26, 2011	September 25, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,662,874	$11,033,542
Accounts receivable — trade, less allowance of $332,748 at March 26, 2011 and September 25, 2010	2,060,735	131,043
Inventories, net	2,963,002	2,613,286
Deferred income taxes	580,225	468,501
Other current assets	135,193	154,133

Total current assets	13,402,029	14,400,505

Equipment and leasehold improvements	3,830,032	3,626,493
Less: accumulated depreciation and amortization	(3,307,497)	(3,201,056)

Equipment and leasehold improvements, net	522,535	425,437

Total Assets	$13,924,564	$14,825,942

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$236,962	$313,932
Customer deposits	230,723	206,114
Accrued liabilities:
Accrued compensation and related expenses	499,498	801,198
Accrued income taxes	265,351	1,634,880
Accrued expenses	321,870	284,773

Total current liabilities	1,554,404	3,240,897

Stockholders’ Equity:
Common stock, par value $0.10 per share;
7,000,000 shares authorized; 1,826,319 and 1,826,217 shares issued and outstanding at March 26, 2011 and September 25, 2010, respectively	182,632	182,622
Additional paid-in capital	3,140,143	3,003,509
Retained earnings	9,047,385	8,398,914

Total stockholders’ equity	12,370,160	11,585,045

Total Liabilities and Stockholders’ Equity	$13,924,564	$14,825,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010

Net sales	$3,107,001	$3,575,865
Cost of sales	479,673	1,429,298

Gross profit	2,627,328	2,146,567

Operating expenses:
Selling, general and administrative	723,637	893,785
Product development	960,835	330,849

Total operating expenses	1,684,472	1,224,634

Operating income	942,856	921,933

Other income:
Interest income	562	762

Income before provision for income taxes	943,418	922,695

Provision for income taxes	428,440	1,010,006

Net income (loss)	$514,978	$(87,311)

Net income (loss) per common share:
Basic	$0.28	$(0.05)
Diluted	$0.27	$(0.05)

Weighted average shares:
Basic	1,826,087	1,623,811
Diluted	1,880,632	1,623,811

Dividends paid per common share:	$0.10	$2.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Six Months Ended
	March 26, 2011	March 27, 2010
Net sales	$5,842,246	$8,339,880
Cost of sales	1,159,890	2,637,098

Gross profit	4,682,356	5,702,782

Operating expenses:
Selling, general and administrative	1,399,156	1,631,418
Product development	1,857,101	858,278

Total operating expenses	3,256,257	2,489,696

Operating income	1,426,099	3,213,086

Other income:
Interest income	1,337	2,038

Income before provision for income taxes	1,427,436	3,215,124

Provision for income taxes	413,747	946,561

Net income	$1,013,689	$2,268,563

Net income per common share:
Basic	$0.56	$1.48
Diluted	$0.54	$1.31

Weighted average shares:
Basic	1,826,053	1,537,889
Diluted	1,879,186	1,726,344

Dividends paid per common share:	$0.20	$2.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 26, 2011	March 27, 2010
Operating Activities:
Net income	$1,013,689	$2,268,563

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	106,441	75,714
Share-based compensation	137,322	99,569
Deferred income taxes	(111,724)	(271,276)
Bad debt expense	—	100,000

Changes in assets and liabilities:
Accounts receivable	(1,929,692)	(82,274)
Inventories	(349,716)	127,221
Other current assets	18,940	57,843
Customer deposits	24,609	(1,924,520)
Accounts payable and other accrued liabilities	(1,711,780)	1,668,808

Net cash provided by (used in) operating activities	(2,801,911)	2,119,648

Investing Activities:
Additions to equipment and leasehold improvements	(203,539)	(67,146)

Net cash used in investing activities	(203,539)	(67,146)

Financing Activities:
Proceeds from exercise of stock options	—	809,567
Dividends paid	(365,218)	(3,640,876)

Net cash used in financing activities	(365,218)	(2,831,309)

Net decrease in cash and cash equivalents	(3,370,668)	(778,807)

Cash and cash equivalents at beginning of the period	11,033,542	5,418,419

Cash and cash equivalents at the end of the period	$7,662,874	$4,639,612

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	1,745,000	—
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
Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010 as filed with the Securities and Exchange Commission (“SEC”).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
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
Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For the three and six months ended March 26, 2011 and March 27, 2010, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the three and six month periods ended March 26, 2011 and March 27, 2010, the Company had no interest or tax penalties.
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
The Company had the following stock option plans outstanding as of March 26, 2011: the Technical Communications Corporation 2010 Equity Incentive Plan (as amended and restated), the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan. There are an aggregate 750,000 shares authorized under these plans, of which 259,253 and 115,288 were outstanding at March 26, 2011 and September 25, 2010, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of March 26, 2011, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 41,559 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 57,335 shares available for grant under the 2010 Equity Incentive Plan.
The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) risk-free interest rate and (4) dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the price of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. Dividend yield is based on the recurring regular dividend rate declared by the Company. The Company began paying quarterly dividends during fiscal 2010 and effective for the second quarter of fiscal 2011 is utilizing a dividend yield of 4%. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three and Six Months Ended
	March 26, 2011	March 27, 2010
	(unaudited)	(unaudited)
Assumptions:
Option life	5 to 6.5 years	5 years
Risk-free interest rate	1.3% to 2.4%	2.44%
Stock volatility	72% to 73%	77%
Dividend yield	4.0%	-0-
There were 146,165 options granted during the six months ended March 26, 2011 and 14,000 options granted during the six months ended March 27, 2010. There were no options granted during the three months ended March 26, 2011 and 14,000 options granted during the three months ended March 27, 2010.
The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and six months ended March 26, 2011 and March 27, 2010 (unaudited):

	March 26, 2011		March 27, 2010
	3 months	6 months	3 months	6 months

Cost of sales	$8,601	$8,663	$1,695	$3,486
Selling, general and administrative expenses	27,799	29,278	64,158	65,803
Product development expenses	59,456	73,896	14,737	30,280

Total share-based compensation expense before taxes	$95,856	$111,837	$80,590	$99,569

As of March 26, 2011 and March 27, 2010, there was $801,070 and $151,941, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 4.27 years.
The following table summarizes stock option activity during the first six months of fiscal 2011 (unaudited):

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 25, 2010	115,288	$5.23	7.14 years
Grants	146,165
Exercises	(200)
Cancellations	(2,000)

Outstanding at March 26, 2011	259,253	$8.78	8.17 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options vested and expected to vest as of March 26, 2011 is as follows (unaudited):

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	2.13	$0.99	600	$0.99
$2.01 - $3.00	15,488	4.45	$3.00	15,488	$3.00
$3.01 - $4.00	26,400	5.35	$3.69	18,300	$3.76
$4.01 - $5.00	20,400	7.81	$4.76	13,600	$4.86
$5.01 - $10.00	47,700	7.46	$6.74	33,900	$6.93
$10.01 - $15.00	148,665	9.36	$11.52	—	—

	259,253	8.17	$8.78	81,888	$5.09

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 26, 2011 and March 27, 2010 was $394,268 and $268,761, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	March 26, 2011	September 25, 2010
	(unaudited)

Finished goods	$206,062	$297,636
Work in process	795,890	282,996
Raw materials	1,961,050	2,032,654

	$2,963,002	$2,613,286

NOTE 3. Income Taxes
During the three and six month periods ended March 26, 2011, the Company recorded an income tax provision based on its expected effective tax rate for the year, adjusted by an unutilized federal research credit from the 2010 fiscal year. Recent tax legislation has extended the federal research credit, which was retroactive to January 1, 2010. For purposes of determining the Company’s provision for income taxes, this federal research credit was considered fully utilized during the quarter ended December 25, 2010, resulting in a tax benefit. The Company revised its effective tax rate from 17% to 36% during the three months ended March 26, 2011 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2011.
Deferred tax assets consist of tax credits, inventory differences and other temporary differences. The Company’s valuation allowance is related to the temporary differences associated with its inventory. The Company has determined that the tax benefit related to its obsolete inventory will not likely be realized, and therefore has provided a full valuation allowance against the related deferred tax asset. It is the Company’s intention to maintain the related inventory items for the foreseeable future to support equipment in the field, and therefore cannot determine when that the tax benefit, if any, will be realized.
During the three and six months ended March 27, 2010, the Company recorded an income tax provision based on its expected effective tax rate for the year. The Company revised its effective tax rate from zero to 30% during the three months ended March 27, 2010 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2010. In addition, during the quarter ended December 26, 2009, the valuation allowance against deferred tax assets related to the Company’s remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets would more likely than not be realized in future years, which contributed to the effective tax rate for the first fiscal quarter of 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 4. Earnings Per Share
Basic and diluted earnings per share were calculated as follows (unaudited):

	March 26, 2011		March 27, 2010
	3 months	6 months	3 months	6 months

Net income	$514,978	$1,013,689	$(87,311)	$2,268,563

Weighted average shares outstanding — basic	1,826,087	1,826,053	1,623,811	1,537,889
Dilutive effect of stock options	54,545	53,133	—	188,455

Weighted average shares outstanding- diluted	1,880,632	1,879,186	1,623,811	1,726,344

Basic net income per share	$0.28	$0.56	$(0.05)	$1.48
Diluted net income per share	$0.27	$0.54	$(0.05)	$1.31
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations, because their inclusion would have been anti-dilutive, were 148,665 at March 26, 2011 and 48,100 at March 27, 2010.
NOTE 5. Major Customers and Export Sales
During the quarter ended March 26, 2011, the Company had one customer that represented 96% of net sales as compared to the quarter ended March 27, 2010, where three customers represented 91% (42%, 32% and 17%, respectively) of net sales. During the six months ended March 26, 2011, the Company had three customers that represented 94% (57%, 27% and 10%, respectively) of net sales as compared to the six months ended March 27, 2010, where three customers represented 88% (43%, 26% and 19%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 26, 2011		March 27, 2010
	3 months	6 months	3 months	6 months

Domestic	$3,103,341	$5,770,120	$2,943,695	$7,619,377
Foreign	3,660	72,126	632,170	720,503

Total sales	$3,107,001	$5,842,246	$3,575,865	$8,339,880

The Company sold products into four countries during each of the six month periods ended March 26, 2011 and March 27, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 26, 2011		March 27, 2010
	3 months	6 months	3 months	6 months

Thailand	—	—	93.6%	82.2%
Saudi Arabia	23.0%	83.2%	3.8%	3.4%
Slovakia	—	5.4%	—	12.1%
Bahrain	77.0%	6.9%	—	—
Other	—	4.5%	2.6%	2.3%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 26, 2011		March 27, 2010
	3 months	6 months	3 months	6 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	—	—
Europe	—	5.0%	—	12.1%
Mid-East and Africa	100%	95.0%	6.4%	5.7%
Far East	—	—	93.6%	82.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Report on Form 10-Q for the quarter ended December 25, 2010 and its Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
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

Results of Operations
Three Months ended March 26, 2011 as compared to Three Months ended March 27, 2010
Net Sales
Net sales for the quarter ended March 26, 2011 were $3,107,000, as compared to $3,576,000 for the quarter ended March 27, 2010, a decrease of 13%. Sales for the second quarter of fiscal 2011 consisted of $3,103,000, or 99.9%, from domestic sources and $4,000, or 0.1%, from international customers as compared to the same period in fiscal 2010, during which sales consisted of $2,944,000, or 82.3%, from domestic sources and $632,000, or 17.7%, from international customers.
Foreign sales consisted of shipments to two countries during the quarter ended March 26, 2011 and three countries during the quarter ended March 27, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2011 and 2010:

	2011	2010

Thailand	$—	$592,000
Other	4,000	40,000

	$4,000	$632,000

Revenue for the second quarter of fiscal 2011 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $2,984,000. We also had a sale of our high speed bulk encryptors amounting to $107,000 under a contract with a domestic customer.
Revenue for the second quarter of fiscal 2010 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,515,000 and to a domestic company amounting to $241,000. We also had billings under programs for engineering services work amounting to $1,152,000 during the period. In addition, we shipped our secure telephone, fax, and data encryptors to a customer in Thailand during the quarter amounting to $592,000.
Gross Profit
Gross profit for the second quarter of fiscal 2011 was $2,627,000 as compared to gross profit of $2,147,000 for the same period of fiscal 2010, an increase of 22%. Gross profit expressed as a percentage of sales was 85% for the second quarter of fiscal 2011 and 60% for the second quarter of fiscal 2010. The increase in the gross profit percentage was primarily the result of higher margin radio encryptor sales during the quarter ended March 26, 2011 and lower margin engineering services revenue during the second quarter of fiscal 2010.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of fiscal 2011 were $724,000, as compared to $894,000 for the same quarter in fiscal 2010. This decrease of 19% was attributable to a decrease in general and administrative expenses of $85,000 and a decrease in selling and marketing expenses of $85,000 during the second quarter of the 2011 fiscal year.

The decrease in general and administrative costs during the second quarter of 2011 was primarily attributable to a decrease in personnel-related costs of $90,000 and a decrease in charitable contributions of $15,000, which were partially offset by an increase in investor relation and other public company related costs of $24,000.
The decrease in selling and marketing costs for the three months ended March 26, 2011 was attributable to decreases in third party marketing agreements of $111,000, travel costs of $5,000, bid and proposal efforts of $7,000 and engineering sales support expenses of $18,000 during the period. These decreases were partially offset by increases in product evaluation costs of $52,000 and product demonstration costs of $8,000.
Product Development Costs
Product development costs for the quarter ended March 26, 2011 were $961,000, compared to $331,000 for the quarter ended March 27, 2010, an increase of $630,000 or 190%. The increase was primarily attributable to decreases in billable engineering services work, bid and proposal efforts and product evaluation work, which increased product development costs by approximately $626,000 during the second quarter of fiscal 2011. The increase was also attributable to an increase in personnel-related costs of $69,000, offset by decreases in outside consulting fees of $60,000 and project materials and supplies costs of $24,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development as appropriate. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the second quarter of fiscal 2011 and $1,152,000 generated during the same period of fiscal 2010.
Net Income
The Company generated net income of $515,000 for the second quarter of fiscal 2011, as compared to a net loss of $87,000 for the same period of fiscal 2010. This increase was primarily attributable to a substantial decrease in the provision for income tax expense recorded during the second quarter of 2011 of $428,000 as compared to an income tax expense of $1,010,000 recorded during the same period of fiscal 2010. Higher margin sales during the quarter ended March 26, 2011 generated a higher gross profit despite a lower sales volume as compared to the quarter ended March 27, 2011. This higher gross profit was substantially offset by higher operating expenses. The Company recorded an income tax provision during the quarter based on its expected effective tax rate for the 2011 fiscal year. The effective tax rate was revised from 17% to 36% during the three months ended March 26, 2011 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2011.

Six Months ended March 26, 2011 as compared to Six Months ended March 27, 2010
Net Sales
Net sales for the six months ended March 26, 2011 were $5,842,000, as compared to $8,340,000 for the six months ended March 27, 2010, a decrease of 30%. Sales for the first six months of fiscal 2011 consisted of $5,770,000, or 99%, from domestic sources and $72,000, or 1%, from international customers as compared to the same period in fiscal 2010, during which sales consisted of $7,619,000, or 91%, from domestic sources and $721,000, or 9%, from international customers.
Foreign sales consisted of shipments to four countries during each of the six month periods ended March 26, 2011 and March 27, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2011 and 2010:

	2011	2010
Thailand	—	$592,000
Slovakia	$4,000	88,000
Saudi Arabia	60,000	25,000
Other	8,000	16,000

	$72,000	$721,000

Revenue for the first six months of fiscal 2011 was derived in part from the final shipment of our high speed bulk encryptors amounting to $1,562,000 under a contract with a domestic customer, the final shipment of products under a contract with the U.S. Army, Communications and Electronics Command (“CECOM”) during the period amounting to $610,000, and the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $3,329,000. We also had billings under programs for engineering services work amounting to $164,000 for the three month period ended December 25, 2010.
Revenue for the first six months of fiscal 2010 was primarily derived from the final shipment of products under the original $5.75 million contract with CECOM during the period amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $2,146,000 for the six month period ended March 27, 2010. Revenue was also derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $1,564,000 and to a domestic company amounting to $256,000. We also shipped our secure telephone, fax, and data encryptors to a customer in Thailand amounting to $592,000 during the first six months of fiscal 2010.
Gross Profit
Gross profit for the first six months of fiscal 2011 was $4,682,000 as compared to gross profit of $5,703,000 for the same period of fiscal 2010, a decrease of 18%. Gross profit expressed as a percentage of sales was 80% for the six months ended March 26, 2011 as compared to 68% for the six months ended March 27, 2010. The increase in the gross profit percentage was primarily the result of higher margin radio encryptor sales during the six months ended March 26, 2011 and lower margin engineering services revenue during the six months ended March 27, 2010.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 26, 2011 were $1,399,000, as compared to $1,631,000 for the six months ended March 27, 2010. This decrease of 14% was attributable to a decrease in general and administrative expenses of $130,000 and a decrease in selling and marketing expenses of $102,000 during the first six months of the 2011 fiscal year.

The decrease in general and administrative costs during the first six months of 2011 was primarily attributable to decreases in personnel-related costs of $81,000 and professional fees of $10,000 and to a decrease in bad debt expense of $100,000, which was recorded during the six months ended March 27, 2010. These decreases were partially offset by increases in investor relation and other public company related costs of $32,000 and charitable contributions of $15,000.
The decrease in selling and marketing costs for the six months ended March 26, 2011 was attributable to decreases in outside sales commissions of $153,000, bid and proposal efforts of $14,000, outside consulting fees of $13,000 and an increase in billable customer support efforts of $14,000 as compared to the same period in fiscal 2010. These decreases was partially offset by increases in product evaluation efforts of $64,000, engineering sales support expenses of $13,000, personnel-related costs of $16,000 and travel costs of $7,000.
Product Development Costs
Product development costs for the six months ended March 26, 2011 were $1,857,000, compared to $858,000 for the six months ended March 27, 2010, an increase of $999,000 or 116%. The increase was primarily attributable to decreases in billable engineering services work, bid and proposal efforts and product evaluation work, which increased product development costs by approximately $1,050,000 during the six months ended March 26, 2011, as compared to the same period in fiscal 2010. The increase was also attributable to an increase in personnel-related costs of $141,000, offset by decreases in outside consulting fees of $184,000 and project materials and supplies costs of $16,000 during the first half of fiscal 2011.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $164,000 of billable engineering services revenue generated during the first six months of fiscal 2011 and $2,146,000 generated during the same period of fiscal 2010.
Net Income
The Company’s net income was $1,014,000 for the first six months of fiscal 2011, as compared to $2,269,000 for the same period of fiscal 2010. This 55% decrease in net income is primarily attributable to a 30% decrease in sales volume, offset partially by substantially higher margin sales in fiscal 2011, and a 31% increase in operating expenses, which was partially offset by the recognition of an income tax expense of $414,000 for the six month period ended March 26, 2011 as compared to an income tax expense in the same period last year of $947,000. The Company recorded an income tax provision during the six months ended March 26, 2011 based on its expected effective tax rate for the 2011 fiscal year. The effective tax rate was revised from 17% to 36% during the three months ended March 26, 2011 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2011.
The uncertainty of the timing of customer orders can result in periods with losses, sometimes significant. This uncertainty will continue to make future results difficult to predict. Receiving orders and contracts in a timely manner is essential to the Company’s ability to sustain operations.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 26, 2011, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $3,371,000 to $7,663,000 as of March 26, 2011, from a balance of $11,034,000 at September 25, 2010. This decrease was primarily attributable to income tax payments of $1,745,000, the payment of cash dividends of $365,000, capital acquisitions of $204,000 and increases in accounts receivable of $1,930,000 and inventory of $350,000 during the first six months of fiscal 2011. These decreases were partially offset by net income of $1,033,000 for the six months ended March 26, 2011.
We recently completed engineering services programs valued at $4.78 million in the aggregate. These programs were billed monthly for time and materials incurred. We billed the remaining $109,000 during the first six months of our 2011 fiscal year under these programs. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding $610,000 of funding. The balance of the order was shipped during the first quarter of fiscal 2011 ended December 25, 2010. We have also received additional orders for our radio encryptors for use in Afghanistan amounting to $5,210,000. These orders are expected to ship over the next 12 months.
Backlog at March 26, 2011 and March 27, 2010 amounted to $4,322,000 and $6,027,000, respectively. The orders in backlog at March 26, 2011 are expected to ship during the remainder of the 2011 fiscal year depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the three months ended March 26, 2011.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 26, 2011 and September 25, 2010 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the six month periods ended March 26, 2011 and March 27, 2010 was $80,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2011.
During the first six months of fiscal 2011, the Company increased its investment in internal product development by approximately 116%. The level of internal product development during the next six months of fiscal 2011 is expected to be consistent with the same period of fiscal 2010. During the remainder of the fiscal year the Company will evaluate several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. TCC also expects to complete systems testing by the end of fiscal 2011 of its new 72B product, a high speed, SONET/SDH optical encryptor, which is designed to provide full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is expected to be compliant with Federal Information Processing Standard level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that this 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

On-going research and development in support of product improvements and application variants also is expected to continue. During the last six months of fiscal 2011 we plan to begin development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have a product introduction in 2012. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however it may need financial resources, in addition to cash from operations, to fund a major new development program.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of the annual meeting of stockholders held on February 7, 2011, at which stockholders chose, on a non-binding and advisory basis, to vote annually on the compensation of the Company’s named executive officers, the Board has determined to hold such say-on-pay vote annually.

Item 6.	Exhibits

10.1
Purchase Order from Datron World Communications dated February 10, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

May 10, 2011	By:	/s/ Carl H. Guild, Jr.

Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 10, 2011	By:	/s/ Michael P. Malone

Date		Michael P. Malone, Chief Financial Officer