Form 10-Q
period 2011-06-25
TECHNICAL COMMUNICATIONS CORP
filed 2011-08-09
CIK 96699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,827,319 shares of Common Stock, $0.10 par value, outstanding as of August 5, 2011.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 25, 2011	September 25, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,735,206	$11,033,542
Accounts receivable — trade, less allowance of $332,748 at June 25, 2011 and September 25, 2010	6,343	131,043
Inventories, net	2,957,396	2,613,286
Deferred income taxes	606,643	468,501
Other current assets	182,445	154,133

Total current assets	14,488,033	14,400,505

Equipment and leasehold improvements	3,845,215	3,626,493
Less: accumulated depreciation and amortization	(3,359,279)	(3,201,056)

Equipment and leasehold improvements, net	485,936	425,437

Total Assets	$14,973,969	$14,825,942

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$220,193	$313,932
Customer deposits	36,775	206,114
Accrued liabilities:
Accrued compensation and related expenses	587,788	801,198
Accrued income taxes	457,586	1,634,880
Accrued expenses	361,748	284,773

Total current liabilities	1,664,090	3,240,897

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,827,319 and 1,826,217 shares issued and outstanding at June 25, 2011 and September 25, 2010, respectively	182,732	182,622
Additional paid-in capital	3,262,150	3,003,509
Retained earnings	9,864,997	8,398,914

Total stockholders’ equity	13,309,879	11,585,045

Total Liabilities and Stockholders’ Equity	$14,973,969	$14,825,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended
	June 25, 2011	June 26, 2010

Net sales	$4,022,624	$6,350,133
Cost of sales	765,787	1,860,961

Gross profit	3,256,837	4,489,172

Operating expenses:
Selling, general and administrative	767,050	695,868
Product development	879,260	780,848

Total operating expenses	1,646,310	1,476,716

Operating income	1,610,527	3,012,456

Other income:
Interest income	610	1,043

Income before provision for income taxes	1,611,137	3,013,499

Provision for income taxes	610,817	590,214

Net income	$1,000,320	$2,423,285

Net income per common share:
Basic	$0.55	$1.33
Diluted	$0.54	$1.29

Weighted average shares:
Basic	1,826,571	1,820,438
Diluted	1,868,608	1,874,960

Dividends paid per common share:	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Income Statements
(Unaudited)

	Nine Months Ended
	June 25, 2011	June 26, 2010

Net sales	$9,864,870	$14,690,013
Cost of sales	1,925,677	4,498,059

Gross profit	7,939,193	10,191,954

Operating expenses:
Selling, general and administrative	2,166,206	2,327,286
Product development	2,736,361	1,639,126

Total operating expenses	4,902,567	3,966,412

Operating income	3,036,626	6,225,542

Other income:
Interest income	1,947	3,081

Income before provision for income taxes	3,038,573	6,228,623

Provision for income taxes	1,024,564	1,536,775

Net income	$2,014,009	$4,691,848

Net income per common share:
Basic	$1.10	$2.87
Diluted	$1.07	$2.72

Weighted average shares:
Basic	1,826,226	1,633,401
Diluted	1,877,251	1,726,070

Dividends paid per common share:	$0.30	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 25, 2011	June 26, 2010

Operating Activities:
Net income	$2,014,009	$4,691,848

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	158,223	116,713
Share-based compensation	254,710	116,618
Deferred income taxes	(138,142)	19,910
Bad debt expense	—	100,000

Changes in certain operating assets and liabilities:
Accounts receivable	124,700	(2,085,553)
Inventories	(344,110)	(23,665)
Other current assets	(28,312)	(76,944)
Customer deposits	(169,339)	(1,931,831)
Accounts payable and other accrued liabilities	(1,408,147)	2,339,194

Net cash provided by operating activities	463,592	3,266,290

Investing Activities:
Additions to equipment and leasehold improvements	(218,722)	(123,856)

Net cash used in investing activities	(218,722)	(123,856)

Financing Activities:
Proceeds from exercise of stock options	4,720	809,567
Dividends paid	(547,926)	(3,822,920)

Net cash used in financing activities	(543,206)	(3,013,353)

Net (decrease) increase in cash and cash equivalents	(298,336)	129,081

Cash and cash equivalents at beginning of the period	11,033,542	5,418,419

Cash and cash equivalents at the end of the period	$10,735,206	$5,547,500

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	2,190,000	1,000,000
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
Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For the three and nine months ended June 25, 2011 and June 26, 2010, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.
The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the three and nine month periods ended June 25, 2011 and June 26, 2010, the Company had no interest or tax penalties.
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
The Company had the following stock option plans outstanding as of June 25, 2011: the Technical Communications Corporation 2010 Equity Incentive Plan (as amended and restated), the Technical Communications Corporation 2001 Stock Option Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan. There are an aggregate 750,000 shares authorized under these plans, of which 272,253 and 115,288 were outstanding at June 25, 2011 and September 25, 2010, respectively. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to at least the fair market value at time of grant and have a term of five or ten years from the date of grant. As of June 25, 2011, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 41,559 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 43,335 shares available for grant under the 2010 Equity Incentive Plan.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three and Nine Months Ended
	June 25, 2011	June 26, 2010
	(unaudited)	(unaudited)
Assumptions:
Option life	5 to 6.5 years	5 years
Risk-free interest rate	1.27% to 2.4%	2.44%
Stock volatility	70% to 73%	77%
Dividend yield	0% to 4.0%	-0-
There were 160,165 options, with a weighted average fair value of $5.46, granted during the nine months ended June 25, 2011 and 14,000 options granted during the nine months ended June 26, 2010. There were 14,000 options, with a weighted average fair value of $4.35, granted during the three months ended June 25, 2011 and no options granted during the three months ended June 26, 2010.
The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and nine months ended June 25, 2011 and June 26, 2010 (unaudited):

	June 25, 2011		June 26, 2010
	3 months	9 months	3 months	9 months

Cost of sales	$4,303	$15,767	$739	$4,226
Selling, general and administrative expenses	75,649	113,470	1,562	67,365
Product development expenses	37,434	125,473	14,748	45,027

Total share-based compensation expense before taxes	$117,386	$254,710	$17,049	$116,618

As of June 25, 2011 and June 26, 2010, there was $744,639 and $134,892, respectively, of unrecognized compensation costs related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 4.06 years.
The following table summarizes stock option activity during the first nine months of fiscal 2011 (unaudited):

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 25, 2010	115,288	$5.23	7.14 years
Grants	160,165	11.37
Exercises	(1,200)	4.25
Cancellations	(2,000)	5.00

Outstanding at June 25, 2011	272,253	$8.84	8.03 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
Information related to the stock options vested and expected to vest as of June 25, 2011 is as follows (unaudited):

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	1.88	$0.99	600	$0.99
$2.01 - $3.00	15,288	4.20	$3.00	15,288	$3.00
$3.01 - $4.00	26,400	5.10	$3.69	19,000	$3.75
$4.01 - $5.00	20,400	7.56	$4.76	14,700	$4.83
$5.01 - $10.00	60,900	7.84	$7.46	47,900	$7.76
$10.01 - $15.00	148,665	9.11	$11.52	—	—

	272,253	8.03	$8.84	97,488	$5.75

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 25, 2011 and June 26, 2010 was $256,799 and $580,689, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.
NOTE 2. Inventories
Inventories consisted of the following:

	June 25, 2011	September 25, 2010
	(unaudited)

Finished goods	$101,833	$297,636
Work in process	1,169,087	282,996
Raw materials	1,686,476	2,032,654

	$2,957,396	$2,613,286

NOTE 3. Income Taxes
During the three and nine month periods ended June 25, 2011, the Company recorded an income tax provision based on its expected effective tax rate for the year, adjusted by an unutilized federal research credit from the 2010 fiscal year. Recent tax legislation has extended the federal research credit, which was retroactive to January 1, 2010. For purposes of determining the Company’s provision for income taxes, this federal research credit was considered fully utilized during the quarter ended December 25, 2010, resulting in a tax benefit. The Company revised its effective tax rate to 37% during the three months ended June 25, 2011 based on a revision of the full year pre-tax forecast in the third fiscal quarter of 2011.
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
During the three and nine months ended June 26, 2010, the Company recorded an income tax provision based on its expected effective tax rate for the year. The Company revised its effective tax rate to 25% during the three months ended June 26, 2010 based on a revision of the full year pre-tax forecast in the third quarter of fiscal 2010 as well as the reversal of the remaining portion of the valuation allowance not associated with inventory. In addition, during the quarter ended December 26, 2009, the valuation allowance against deferred tax assets related to the remaining net operating loss carryforwards and tax credit carryforwards was reversed due to the determination by the Company that the benefits of these deferred tax assets will more likely than not be realized in future years, which contributed to the effective tax rate for the first fiscal quarter of 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
NOTE 4. Earnings Per Share
Basic and diluted earnings per share were calculated as follows (unaudited):

	June 25, 2011		June 26, 2010
	3 months	9 months	3 months	9 months

Net income	$1,000,320	$2,014,009	$2,423,285	$4,691,848

Weighted average shares outstanding — basic	1,826,571	1,826,226	1,820,438	1,633,401
Dilutive effect of stock options	42,037	51,025	54,522	92,699

Weighted average shares outstanding- diluted	1,868,608	1,877,251	1,874,960	1,726,070

Basic net income per share	$0.55	$1.10	$1.33	$2.87
Diluted net income per share	$0.54	$1.07	$1.29	$2.72
Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 162,665 at June 25, 2011 for the three month period then ended and 148,665 for the nine month period then ended. There were no anti-dilutive stock options as of June 26, 2010.
NOTE 5. Major Customers and Export Sales
During the quarter ended June 25, 2011, the Company had two customers that represented 93% (78%, and 15%, respectively) of net sales as compared to the quarter ended June 26, 2010, where one customer represented 89% of net sales. During the nine months ended June 25, 2011, the Company had two customers that represented 82% (66%, and 16%, respectively) of net sales as compared to the nine months ended June 25, 2010, where three customers represented 88% (49%, 24% and 15%, respectively) of net sales.
A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 25, 2011		June 26, 2010
	3 months	9 months	3 months	9 months

Domestic	$3,891,509	$9,661,629	$6,346,794	$13,966,171
Foreign	131,115	203,241	3,339	723,842

Total sales	$4,022,624	$9,864,870	$6,350,133	$14,690,013

The Company sold products into five countries during each of the nine month periods ended June 25, 2011 and June 26, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 25, 2011		June 26, 2010
	3 months	9 months	3 months	9 months

Saudi Arabia	—	29.5%	88.8%	3.8%
France	36.9%	23.8%	—	—
Slovakia	—	1.9%	—	12.1%
Bahrain	63.1%	43.1%	—	—
Thailand	—	—	—	81.8%
Other	—	1.7%	11.2%	2.3%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 25, 2011		June 26, 2010
	3 months	9 months	3 months	9 months

North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	—	—
Europe	36.9%	25.7%	—	12.1%
Mid-East and Africa	63.1%	74.3%	94.9%	6.1%
Far East	—	—	5.1%	81.8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Reports on Form 10-Q for the quarters ended March 26, 2011 and December 25, 2010 and its Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
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

Results of Operations
Three Months ended June 25, 2011 as compared to Three Months ended June 26, 2010
Net Sales
Net sales for the quarter ended June 25, 2011 were $4,023,000, as compared to $6,350,000 for the quarter ended June 26, 2010, a decrease of 37%. Sales for the third quarter of fiscal 2011 consisted of $3,892,000, or 96.7%, from domestic sources and $131,000, or 3.3%, from international customers as compared to the same period in fiscal 2010, during which sales consisted of $6,347,000, or 99.9%, from domestic sources and $3,000, or 0.1%, from international customers.
Foreign sales consisted of shipments to two countries during the quarter ended June 25, 2011 and three countries during the quarter ended June 26, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2011 and 2010:

	2011	2010

Bahrain	$83,000	—
France	48,000
Other	—	$3,000

	$131,000	$3.000

Revenue for the third quarter of fiscal 2011 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $3,151,000. We also had a sale of our link encryptors sold into the Middle East for $598,000 and a sale of our high speed bulk encryptors amounting to $65,000 under a contract with a domestic customer.
Revenue for the third quarter of fiscal 2010 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $5,638,000 and to a domestic company amounting to $218,000. We also had billings under programs for engineering services work amounting to $316,000.
Gross Profit
Gross profit for the third quarter of fiscal 2011 was $3,257,000 as compared to gross profit of $4,489,000 for the same period of fiscal 2010, a decrease of 27%. Gross profit expressed as a percentage of sales was 81% for the third quarter of fiscal 2011 and 71% for the third quarter of fiscal 2010. The increase in the gross profit percentage was primarily the result of higher margin radio encryptor sales during the quarter ended June 25, 2011 and lower margin engineering services revenue during the third quarter of fiscal 2010.
Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2011 were $767,000, as compared to $696,000 for the same quarter in fiscal 2010. This increase of 10% was attributable to an increase in general and administrative expenses of $39,000 and an increase in selling and marketing expenses of $32,000 during the third quarter of the 2011 fiscal year.

The increase in general and administrative costs during the third quarter of 2011 was primarily attributable to an increase in personnel-related costs of $20,000 and increases in investor relation and other public company related costs of $12,000 and professional fees of $5,000.
The increase in selling and marketing costs for the three months ended June 25, 2011 was attributable to increases in personnel-related costs of $10,000, product evaluation costs of $69,000, travel costs of $12,000 and outside consulting costs of $39,000. These increases were partially offset by decreases in third party marketing agreements of $52,000, bid and proposal efforts of $42,000 and engineering sales support expenses of $14,000 during the period.
Product Development Costs
Product development costs for the quarter ended June 25, 2011 were $879,000, compared to $781,000 for the quarter ended June 26, 2010, an increase of $98,000 or 13%. The increase was primarily attributable to decreases in billable engineering services work, bid and proposal efforts and product evaluation work, which increased product development costs by approximately $73,000 during the third quarter of fiscal 2011. The increase was also attributable to increases in personnel-related costs of $48,000 and outside consulting fees of $22,000, offset by decreases in project materials and supplies costs of $16,000 and recruiting costs of $28,000.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development as appropriate. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the third quarter of fiscal 2011 and $316,000 generated during the same period of fiscal 2010.
Net Income
The Company generated net income of $1,000,000 for the third quarter of fiscal 2011, as compared to $2,423,000 for the same period of fiscal 2010. This 59% decrease in net income is primarily attributable to a 37% decrease in sales volume and an 11% increase in operating expenses, offset partially by higher margin sales in fiscal 2011. The Company recorded an income tax provision during the quarter based on its expected effective tax rate for the 2011 fiscal year. The effective tax rate was revised to 37% during the three months ended June 25, 2011 based on a revision of the full year pre-tax forecast in the third fiscal quarter of 2011. This compares to an effective rate of 29% utilized in the three month period ended June 26, 2010.

Nine Months ended June 25, 2011 as compared to Nine Months ended June 26, 2010
Net Sales
Net sales for the nine months ended June 25, 2011 were $9,865,000, as compared to $14,690,000 for the nine months ended June 26, 2010, a decrease of 33%. Sales for the first nine months of fiscal 2011 consisted of $9,662,000, or 97.9%, from domestic sources and $203,000, or 2.1%, from international customers as compared to the same period in fiscal 2010, during which sales consisted of $13,966,000, or 95.1%, from domestic sources and $724,000, or 4.9%, from international customers.
Foreign sales consisted of shipments to five countries during each of the nine month periods ended June 25, 2011 and June 26, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2011 and 2010:

	2011	2010
Bahrain	$88,000	$—
France	48,000	—
Slovakia	4,000	88,000
Saudi Arabia	60,000	28,000
Thailand	—	592,000
Other	3,000	16,000

	$203,000	$724,000

Revenue for the first nine months of fiscal 2011 was derived in part from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $6,480,000, shipments of our high speed bulk encryptors amounting to $1,631,000 under a contract with a domestic customer and the final shipment of products under a contract with the U.S. Army, Communications and Electronics Command (“CECOM”) during the period amounting to $610,000. We also had sales of our link encryptors to a domestic customer for use in a Middle Eastern country of $611,000 and billings under programs for engineering services work amounting to $164,000 for the nine month period ended June 25, 2011.
Revenue for the first nine months of fiscal 2010 was derived in part from the final shipment of products under the original $5.75 million contract with CECOM during the period amounting to $3,591,000. In addition, the Company had billings under programs for engineering services work amounting to $2,461,000 for the nine month period ended June 26, 2010. Revenue was also derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $7,202,000 and to a domestic company amounting to $474,000. We also shipped our secure telephone, fax, and data encryptors to a customer in Thailand during the period amounting to $592,000.
Gross Profit
Gross profit for the first nine months of fiscal 2011 was $7,939,000 as compared to gross profit of $10,192,000 for the same period of fiscal 2010, a decrease of 22%. Gross profit expressed as a percentage of sales was 80% for the nine months ended June 25, 2011 as compared to 69% for the nine months ended June 26, 2010. The increase in the gross profit percentage was primarily the result of higher margin radio encryptor sales during the nine months ended June 25, 2011 and lower margin engineering services revenue during the nine months ended June 26, 2010.

Operating Costs and Expenses
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 25, 2011 were $2,166,000, as compared to $2,327,000 for the nine months ended June 26, 2010. This decrease of 7% was attributable to a decrease in general and administrative expenses of $91,000 and a decrease in selling and marketing expenses of $70,000 during the first nine months of the 2011 fiscal year.
The decrease in general and administrative costs during the first nine months of 2011 was primarily attributable to decreases in personnel-related costs of $64,000 and a decrease in bad debt expense of $100,000. These decreases were partially offset by increases in investor relation and other public company related costs of $44,000 and charitable contributions of $15,000.
The decrease in selling and marketing costs for the nine months ended June 25, 2011 was attributable to decreases in outside sales commissions and third party marketing agreements of $76,000 and $129,000, respectively. There was also a decrease in bid and proposal efforts of $56,000 as compared to the same period in fiscal 2010. These decreases were partially offset by increases in product evaluation efforts of $133,000, personnel-related costs of $25,000, travel costs of $27,000 and outside consulting fees of $26,000.
Product Development Costs
Product development costs for the nine months ended June 25, 2011 were $2,736,000, compared to $1,639,000 for the nine months ended June 26, 2010, an increase of $1,097,000 or 67%. The increase was primarily attributable to decreases in billable engineering services work, bid and proposal efforts and product evaluation work, which increased product development costs by approximately $1,124,000 during the nine months ended June 25, 2011, as compared to the same period in fiscal 2010. The increase was also attributable to an increase in personnel-related costs of $189,000, offset by decreases in outside consulting fees of $162,000, project materials and supplies costs of $32,000 and recruiting costs of $28,000 during the first nine months of fiscal 2011.
Product development costs are charged to billable engineering services, bid and proposal efforts or product development. Engineering costs charged to billable projects are recorded as cost of sales and engineering costs charged to bid and proposal efforts are recorded as selling expenses.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $164,000 of billable engineering services revenue generated during the first nine months of fiscal 2011 and $2,461,000 generated during the same period of fiscal 2010.
Net Income
The Company’s net income was $2,014,000 for the first nine months of fiscal 2011, as compared to $4,692,000 for the same period of fiscal 2010. This 57% decrease in net income is primarily attributable to a 33% decrease in sales volume and a 24% increase in operating expenses, which was partially offset by higher margin sales in fiscal 2011 and the recognition of an income tax expense of $1,025,000 for the nine month period ended June 25, 2011 as compared to an income tax expense in the same period last year of $1,537,000. The Company recorded an income tax provision during the nine months ended June 25, 2011 based on its expected effective tax rate for the 2011 fiscal year. The effective tax rate for the nine month period ended June 25, 2011 was 34% as compared to 25% for the same period of fiscal 2010, primarily due to the full utilization of net operating loss carryforwards during fiscal 2010.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 25, 2011, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources
Cash and cash equivalents decreased by $299,000 to $10,735,000 as of June 25, 2011, from a balance of $11,034,000 at September 25, 2010. This decrease was primarily attributable to income tax payments of $2,190,000, the payment of cash dividends of $548,000, capital acquisitions of $219,000 and an increase in inventory of $344,000 during the first nine months of fiscal 2011. These decreases were partially offset by net income of $2,014,000 for the nine months ended June 25, 2011.
We recently completed engineering services programs valued at $4.78 million in the aggregate. These programs were billed monthly for time and materials incurred. We billed the remaining $109,000 during the first nine months of our 2011 fiscal year under these programs. In addition, in April 2008 we were awarded a contract from the U.S. Army, CECOM for upgrades and supplies to be shipped to Egypt amounting to $5,750,000, with a subsequent amendment adding $610,000 of funding. The balance of the order was shipped during the first quarter of fiscal 2011. We have also received additional orders during the first nine months of fiscal 2011 for our radio encryptors for use in Afghanistan amounting to $5,210,000. These orders are expected to ship over the next 12 months.
Backlog at June 25, 2011 and June 26, 2010 amounted to $1,807,000 and $10,060,000, respectively. The orders in backlog at June 25, 2011 are expected to ship during the remainder of the 2011 fiscal year depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the nine months ended June 25, 2011.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 25, 2011 and September 25, 2010 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 25, 2011 and June 26, 2010 was $119,000.
The Company does not anticipate any significant capital expenditures during the remainder of fiscal 2011.
During the first nine months of fiscal 2011, the Company increased its investment in internal product development by approximately 67%. The level of internal product development during the remainder of fiscal 2011 is expected to be consistent with the same period of fiscal 2010. During the remainder of the fiscal year the Company will evaluate several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions. TCC also expects to complete systems testing by the end of fiscal 2011 of its new 72B product, a high speed, SONET/SDH optical encryptor, which is designed to provide full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is expected to be compliant with Federal Information Processing Standard level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that this 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

On-going research and development in support of product improvements and application variants also is expected to continue. During the last three months of fiscal 2011 we plan to begin development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have a product introduction in 2012. Should the Company choose to embark on a major development program in addition to its traditional research and development activities, engineering staff will have to be added. The Company has sufficient physical resources to support the added staff and believes that adequate technical resources exist in the Boston area to meet potential needs; however it may need financial resources, in addition to cash from operations, to fund a major new development program.
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

August 9, 2011 Date	By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.,
President and Chief Executive Officer

August 9, 2011 Date	By:	/s/ Michael P. Malone Michael P. Malone, Chief Financial Officer