Form 10-K
period 2011-09-24
TECHNICAL COMMUNICATIONS CORP
filed 2011-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-34816
Technical Communications Corporation
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2295040 (I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA (Address of principal executive offices)	01742-2892 (Zip code)

(978) 287-5100 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value (Title of each class)	NASDAQ Capital Market (Name of each exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Based on the closing price as of March 26, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,211,685.
The number of shares of the registrant’s common stock, par value $ 0.10 per share, outstanding as of December 16, 2011 was 1,827,487.
Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2012 Annual Meeting of Shareholders to be held February 6, 2012 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION
Annual Report on Form 10-K
For the Year Ended September 24, 2011

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
Overview
The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, telephones, facsimile machines and data processing equipment over wires, fiber optic cables, radio waves, and microwave and satellite links. A customer may order equipment that is specially programmed to scramble transmissions in accordance with a code to which only the customer has access. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement agencies, financial institutions, and multinational companies requiring protection of mission-critical information.
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

2011 Highlights and Recent Events
The Company produced strong financial results in fiscal 2011 with significant sales in several products areas including radio encryption systems for police and security forces, network security systems for microwave communications, encryption security for private satellite-based systems, and secure telephony systems. In 2011, we experienced continued demand for expansions of our installed encryption equipment systems in Saudi Arabia, Bahrain, Egypt, Taiwan, Colombia and Afghanistan. TCC also continued to expand its technology base through its continuing development of new derivative products to meet specific customer applications.
Revenues in fiscal 2011 were $12,102,000 with net income of $2,269,000 or $1.24 per share. Although these results were down from the exceptionally high levels of fiscal 2010, they represent performance consistent with our overall revenue growth trend of 25% per year during the last five years. The fiscal 2011 results are largely due to the continuing strong sales of our encryption products for foreign military networks and radio applications, especially for deployment into Afghanistan. TCC’s backlog at the end of the year was $5,190,000.
During fiscal 2011, TCC delivered $1.5 million of network encryptors to Raytheon Company for deployment in the Republic of China (Taiwan) with the Patriot Air Defense System. This equipment is from TCC’s DSD 72A-SP product line of high performance encryptors used worldwide in tactical and strategic networks requiring strong encryption security and high reliability. The equipment delivered for Taiwan in fiscal 2011 provides network interface upgrades for fielded systems as well as ground-up units for system expansion. In November 2011, TCC received a follow-on contract from Raytheon valued at $1.2 million for delivery of additional DSD 72A-SP encryptors as part of the next phase of expansion.
TCC continues to develop new DSD 72A-SP equipment that allows customers to use new radios, multiplexers and switches. In 2011, a new multi-interface system designed to give users the capability of matching a single encryptor to a multiple interface radio was successfully tested by a major user and is under active consideration for procurement. Looking to the future, TCC has completed the development of a very high speed version of the DSD 72A capable of speeds of 155mbs and 622mbs (STM1 and STM4) over fiber optic and electrical interfaces. Field tests of the new STM encryptors are expected to begin in fiscal 2012.
In fiscal 2011, TCC delivered $8.2 million of its DSP 9000 universal radio encryption systems for use by both the coalition and indigenous forces in Afghanistan. TCC’s DSP 9000 family of radio encryption products is a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF, UHF and VHF radio bands. The DSP 9000 products have the very attractive feature of mating to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces which may be using radios produced by different manufacturers. We believe that the DSP 9000 system provides a universal encryption solution that is readily deployable, cost effective and adaptable to meet unique user requirements. Also in fiscal 2011, TCC delivered DSP 9000 systems for use in Colombia, where the rugged design of the system and its integration flexibility offer an ideal solution for many policing applications on land, water and air.
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
The Company’s Secure Office Systems product line primarily consists of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. We have also developed new products for the line, beginning with the introduction in 2005 of a new secure wireless mobile phone, the first in a new line of secure wireless products. During 2007, we introduced a new flip phone model and during 2009 we introduced a new keyboard/PDA secure wireless phone and a new desktop encryptor for this product line. The market for the secure wireless mobile phones continues to develop modestly and we expect it will take the greater part of fiscal 2012 before this product line generates consistent revenue.
Although we believe our Network Security Systems products are competitive, demand for the products comprising this product line has been difficult to establish. Strong competition in this market coupled with weak overall demand for network security products both domestically and overseas has hampered the Company’s efforts to develop an active and consistent market. These products are currently available and we believe we will be able to fulfill any customer requirements for the foreseeable future.
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
The Company’s Fax Security System is a secure, automatic transmission fax system that connects to any standard facsimile machine. Security protection is achieved using key technology, which provides randomly generated keys that are unique to each communication session. Open and closed networks are supported by the device to enable an open exchange of secure documents in the industrial marketplace or to restrict secure communications to authorized parties in highly confidential or government applications.
The Company’s Executive Secure Telephone offers strategic-level voice and data security in a full-featured executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control.
The CipherTalk® 8000 and CipherSMS® secure wireless products are designed to provide encrypted mobile communications anywhere in the world. With multi-band radio interfaces, these products operate in the North American, Latin American, and European regions, as well as the Asian and Australian regions. Integrated on leading mobile device platforms, they contain the latest in mobile productivity functionality as well as standard cell phone operation. The CipherTalk 8000 is the inaugaral product in the Company’s new line of secure wireless products first introduced in 2005.
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
Sales and Backlog
In fiscal 2011, the Company had two customers representing 82% of total net sales. These sales consisted of our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 67% of sales and sales of our bulk encryptors to Raytheon for a Patriot Missile upgrade program in Taiwan representing 15% of sales. In fiscal year 2010, the Company had three customers representing 86% of total net sales. These consisted of fees generated by our engineering services efforts representing 10% of sales and sales under a contract with the U.S. Army, Communications and Electronics Command (“CECOM”) for bulk encryptors representing 17% of sales. Also, we had sales of radio encryptors to one customer for deployment in Afghanistan representing 59% of sales.
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
Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 24, 2011 and September 25, 2010 was approximately $5,190,000 and $3,398,000, respectively.
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
The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2011 were and historically have been immaterial. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with applicable laws.
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

The Company’s internal manufacturing process consists primarily of adding critical components, final assembly, quality control, testing and system burn-in. Delivery times vary depending on the products and options ordered.
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
During the years ended September 24, 2011 and September 25, 2010, the Company spent $3,530,000 and $2,608,000, respectively, on internal product development.
In fiscal 2012, the Company expects to increase its investment in internal product development by approximately 35%. Our plan is to continue our evaluation of several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions.
In 2011, TCC completed systems testing of a high speed, SONET/SDH optical encryptor called the 72B, which provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with the Federal Information Processing Standard (“FIPS”) level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments. In 2012, the Company intends to field test the 72B and demonstrate the product to several potential customers.

On-going research and development in support of product improvements and application variants also is expected to continue. In 2011, TCC began development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have an initial product introduction in 2012.
Foreign Operations
The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2011 and 2010 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.
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
In fiscal years 2011 and 2010, sales directly to international customers accounted for approximately 2.4% and 4%, respectively, of our net sales. During those periods a significant portion of domestic sales (67% and 59%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. In addition, we completed shipments of products delivered to the Government of Egypt representing 5% of sales under a contract with the U.S. Army CECOM during the 2011 fiscal year. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:
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
Employees
As of September 24, 2011, the Company employed 34 full-time employees and two part-time employees, as well as several full and part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A. RISK FACTORS
You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 24, 2011 and subsequent quarterly reports filed with the SEC.
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
The markets for TCC’s products and services are characterized by rapid technological developments, changing customer technological requirements and preferences, frequent new product introductions, enhancements and modifications, and evolving industry standards. Our success will depend in large part on our ability to correctly identify emerging technological trends, enhance capabilities, and develop and manufacture new technologies and products quickly, in a cost-effective manner, and at competitive prices. The development of new and enhanced products is a complex and costly process. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce such new products and enhancements. Our choices for developing technologies may prove incorrect if customers do not adopt the products we develop or if the technologies ultimately prove to be technically or commercially unviable. Development schedules also may be adversely affected as the result of the discovery of performance problems. If we fail to timely develop and introduce competitive new technologies, our business, financial condition and results of operations would be adversely affected.
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
The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce and Department of State, which license the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries and some end-users. Although to date the Company has been able to secure necessary U.S. government export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all. Delays in obtaining necessary approvals could be costly in terms of lost sales opportunities and compliance costs. Should export restrictions increase or regulations become more restrictive, or should new laws be enacted, it could have a negative impact on the Company’s international business, which impact could be material.

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
The Company is dependent upon its foreign sales and we expect that sales to foreign end-users will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws, and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances.
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
We will be successful only if a significant number of customers adopt our secure communications products. Historically the Company has had a small number of customers representing a large percentage of its total sales. Although the Company endeavors to expand its customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future. This reliance makes us particularly susceptible to factors affecting those customers. If such customers’ business declines and as a result our sales to such customers decline without corresponding sales orders from other customers, our financial condition and results of operations would be adversely affected. It is difficult to predict the rate at which customers will use our products, even in the case of repeat customers, and we do not typically have long-term contractual arrangements.
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
Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2011 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2010, 2009 and 2008. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 24, 2011.
Until we are able to remediate the material weakness identified, such material weakness may materially and adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we review and evaluate our internal control systems to allow management to report on the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weaknesses or failure to remediate any existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

We rely on single or limited sources for the manufacture and supply of certain product components.
For a small percentage of parts, we rely upon a single or limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we may not be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of the manufacturers or suppliers of certain product components, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of these products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.
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
As of December 16, 2011, we employed 35 full-time and two part-time employees as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES
In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983 and believes its condition is good. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 24, 2011 and September 25, 2010 was $159,000. On September 30, 2011 the Company exercised its option to renew the lease for the period April 1, 2012 through September 30, 2014.
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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/24/2011	$6.01	$8.65
	6/25/2011	8.02	11.00
	3/26/2011	9.70	13.98
	12/25/2010	9.00	17.00

	9/25/2010	$8.45	$13.00
	6/26/2010	8.75	14.68
	3/27/2010	4.00	13.15
	12/26/2009	3.60	4.50
Dividends
The Company paid cash dividends on its common stock during fiscal years 2011 and 2010 as follows:

Payment Date	Aggregate	Per Share
December 27, 2010	$182,609	$0.10
March 15, 2011	182,609	0.10
June 15, 2011	182,709	0.10
September 15, 2011	182,709	0.10

March 22, 2010	$3,640,876	$2.00
June 15, 2010	182,044	0.10
September 9, 2010	182,559	0.10
On November 17, 2011, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend in the amount of $182,709 is payable in cash on December 15, 2011 to all shareholders of record on December 1, 2011. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

Holders
As of December 16, 2011, there were approximately 1,250 record holders of our Common Stock.
Recent Price
On December 16, 2011, the closing price of the Common Stock was $7.70.
Equity Compensation Plan Information
The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan (as amended and restated), the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, and the Technical Communications Corporation 2001 Stock Option Plan as of the fiscal year ended September 24, 2011. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 24, 2011, included herewith.
The Board of Directors approved the 2010 Equity Incentive Plan in May 2010, which plan was ratified by the shareholders at the Company’s 2011 Annual Stockholder meeting held on February 7, 2011. There are 200,000 shares available for grant under the plan. Of these 200,000 shares, the Company granted options to purchase 162,865 shares during fiscal 2011, of which 150,964 remained outstanding on September 24, 2011.

				Number of
	Number of securities to		Weighted average	securities
	be issued upon exercise		exercise price of	remaining
	of outstanding options,		outstanding options,	available for
Plan category	warrants and rights		warrants and rights	future issuance
Equity compensation plans approved by stockholders	153,964	(1)	$11.12	49,036
Equity compensation plans not approved by stockholders	109,088	(2)	$5.56	45,157
Total	263,052		$8.81	94,193
(1) Of the 153,964 options outstanding as of September 24, 2011, 43,844 were exercisable as of such date at an average exercise price of $10.36 per share.
(2) Of the 109,088 options outstanding as of September 24, 2011, 88,388 were exercisable as of such date at an average exercise price of $5.10 per share.
Sales of Unregistered Securities and Repurchases by the Issuer and Affiliated Purchasers
There were no sales by the Company of unregistered shares of the Company’s common stock during the 2011 fiscal year and no repurchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2011 fiscal year.
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
Forward-Looking Statements
The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 24, 2011 and the “Risk Factors” section included herein.
Overview
TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract or made as a sub-contractor to domestic corporations under contract with the U.S. government. However, we have also sold these products to commercial entities and U.S. government agencies. We also generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.
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
We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.
Inventory
We value our inventory at the lower of actual cost, based on first-in, first-out basis (FIFO) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.
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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of September 24, 2011 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.
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
Results of Operations
Year ended September 24, 2011 as compared to year ended September 25, 2010
Net Sales
Net sales for the years ended September 24, 2011 and September 25, 2010 were $12,102,000 and $21,551,000, respectively, a decrease of $9,449,000 or 44%. Sales for fiscal 2011 consisted of $11,808,000, or 98%, from domestic sources and $294,000, or 2%, from international customers as compared to fiscal 2010, in which sales consisted of $20,771,000, or 96%, from domestic sources and $780,000, or 4%, from international customers.
Foreign sales consisted of shipments to six different countries during the year ended September 24, 2011 and five different countries during the year ended September 25, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2011	2010
Thailand	$90,000	$648,000
Bahrain	88,000	—
Saudi Arabia	60,000	28,000
France	48,000	—
Slovakia	4,000	87,000
Other	4,000	17,000

	$294,000	$780,000

Revenue for fiscal 2011 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $8,160,000 and to an additional domestic customer amounting to $262,000. Billings under programs for engineering services work amounting to $241,000 also were recognized during the period. In addition, we made the final shipment under a contract with CECOM amounting to $610,000 during fiscal 2011. We also sold our secure data link encryptors to a domestic customer amounting to $630,000 and we shipped our high speed bulk encryptors amounting to $1,710,000 under a contract with a domestic customer.

Revenue for fiscal 2010 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $12,863,000 and to an additional domestic customer amounting to $474,000. Billings under programs for engineering services work amounting to $2,562,000 also were recognized during the period. In addition, we continued shipping products under the contract with CECOM amounting to $3,591,000 during fiscal 2010. We also sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $592,000 and we began shipping our high speed bulk encryptors amounting to $1,196,000 under a contract with a domestic customer
Gross Profit
Gross profit for fiscal year 2011 was $9,810,000, a decrease of $6,334,000 or 39%, compared to gross profit of $16,144,000 for fiscal year 2010. Gross profit expressed as a percentage of sales was 81% in fiscal year 2011 compared to 75% in the prior year. The increase in gross profit as a percentage of sales was primarily associated with higher margin products being sold in fiscal 2011.
Operating Costs and Expenses
Selling, General and Administrative
Selling, general and administrative expenses for fiscal 2011 were $2,813,000, compared to $2,808,000 for fiscal 2010. This increase of $5,000 was attributable to an increase in selling and marketing expenses of $87,000 offset by a decrease in general and administrative expenses of $82,000 during the 2011 fiscal year.
The increase in selling and marketing costs during fiscal 2011 was attributable to an increase in product evaluation expenses of $203,000 and travel and outside consulting expenses of $38,000 and $33,000, respectively, and by an increase in personnel-related costs of $35,000. These increases were partially offset by decreases in third party sales and marketing agreements of $43,000, outside sales commissions of $76,000, customer support expenses of $34,000 and bid and proposal activities of $67,000.
The decrease in general and administrative costs during fiscal 2011 was primarily attributable to a decrease in professional fees of $12,000 and a decrease in bad debt expense of $100,000, which were partially offset by an increase in charitable contributions of $15,000.
Product Development
Product development costs for fiscal 2011 were $3,530,000, compared to $2,608,000 for fiscal 2010, an increase of $922,000 or 35%. This increase was primarily attributable to an increase in personnel-related costs of $179,000 and a decrease in billable engineering services work performed, which increased product development costs by approximately $1,336,000. These increases were offset by decreases in engineering support expenses of $363,000, outside consulting fees of $110,000, costs for materials and supplies of $79,000 and recruiting costs of $50,000.
The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $241,000 of billable engineering services revenue generated during fiscal 2011 and $2,562,000 generated during fiscal 2010.
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

Net Income
The Company generated net income of $2,269,000 for fiscal year 2011 as compared to net income of $7,868,000 for fiscal year 2010, a $5,599,000 decrease. This 71% decrease in net income is primarily attributable to a substantial decrease in gross profit on revenue from orders of our radio encryptors for deployment into Afghanistan.
The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 24, 2011, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $1,802,000, or 16%, to $9,232,000 as of September 24, 2011, from a balance of $11,034,000 at September 25, 2010. This decrease was primarily attributable to cash used in operations of $810,000, which included a decrease in accrued income taxes payable of $1,635,000, the payout of dividends of $731,000 and fixed asset additions of $266,000 during the period.
During fiscal 2011, the Company paid special cash dividends totaling $731,000. The payment of these dividends was based on the profits generated by the Company during that timeframe. In addition, in November 2011 the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend is payable in cash on December 15, 2011 to all shareholders of record on December 1, 2011. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.
During fiscal 2011, we received orders for our radio encryptors for use in Afghanistan amounting to $12.4 million, $7.8 million of which was shipped in fiscal 2011, and we continued shipments of our high speed encryptors to support a Patriot Missile upgrade program in Taiwan from Raytheon Company amounting to $1.7 million. In addition, during the first fiscal quarter of 2012 we received orders for additional radio encryptors for use in Afghanistan amounting to $857,000 and a new order from Raytheon to continue its upgrade program of Patriot Missile systems in Taiwan amounting to $1.2 million.
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
The Company paid $1,745,000 during the fiscal year ended September 24, 2011 for income taxes related to fiscal year 2010 and $1,470,000 on current tax estimates of its income tax liability for fiscal year 2011. The Company has recorded refundable income taxes of $350,000 as of September 24, 2011.
The Company’s backlog as of September 24, 2011 is approximately $5.2 million. The orders in backlog are expected to ship during fiscal 2012 depending on customer requirements and product availability.
The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2011 and 2010.
Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 24, 2011 and September 25, 2010 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.

In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 24, 2011 and September 25, 2010 was $159,000. On September 30, 2011 the Company exercised its option to renew the lease for the period April 1, 2012 through September 30, 2014.
In fiscal 2012, the Company expects to increase its investment in internal product development by approximately 35%. Our plan is to continue evaluating several technical options for enhancing the DSP 9000 radio encryption product line, which may include cryptography modifications, hardware and software changes and partnering with radio manufacturers to incorporate imbedded solutions.
In 2011, TCC completed systems testing of a high speed, SONET/SDH optical encryptor called the 72B, which provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with FIPS level 140-2 and is expected to be offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments. In 2012, the Company expects to field test the 72B and demonstrate the product to several potential customers.
On-going research and development in support of product improvements and application variants also is expected to continue. In 2011 TCC began development of an advanced, 100mbs through 1gbs family of IP encryptors which will service private network markets for government, military and satellite users. This initiative is planned to have an initial product introduction in 2012.
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
Other than those stated above, there are no plans for significant internal product development in fiscal 2012 and the Company does not anticipate any significant capital expenditures during the year.
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
Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 24, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
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
In the course of its assessment for fiscal year 2011, management identified a control deficiency that was also identified during its assessment for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008. During the course of the previous years’ evaluations, and again during the evaluation for the 2011 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 24, 2011.
Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2012 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Not applicable.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2011 fiscal year.
The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2011 fiscal year.
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2011 fiscal year.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2011 fiscal year.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III — Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2011 fiscal year.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:
(2)	List of Exhibits
3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

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

10.14
Purchase Order from Datron World Communications dated October 15, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.15
Purchase Order from Datron World Communications dated November 29, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.16
Purchase Order from Datron World Communications dated November 30, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.17+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.18
Purchase Order from Datron World Communications dated February 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.)

10.19*
Purchase Order from Datron World Communications dated July 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.20*
Purchase Order from Raytheon Technical Services Company LLC, a subsidiary of Raytheon Company dated November 2, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company

23.1*	Consent of McGladrey & Pullen, LLP

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

Footnotes:

*	Attached to this filing

+	Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.

Chief Executive Officer and President Chairman of the Board, Director

Date: December 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 22, 2011

/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2011

/s/ Mitchell B. Briskin Mitchell B. Briskin	Director	December 22, 2011

/s/ Thomas E. Peoples Thomas E. Peoples	Director	December 22, 2011

/s/ Francisco F. Blanco	Director

Technical Communications Corporation and Subsidiary
Consolidated Balance Sheets
September 24, 2011 and September 25, 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,231,717	$11,033,542
Accounts receivable — trade, less allowance of $25,000 and $333,000 at September 24, 2011 and September 25, 2010, respectively	867,717	131,043
Inventories	3,278,914	2,613,286
Income taxes receivable	350,074	—
Deferred income taxes	498,771	468,501
Other current assets	138,888	154,133

Total current assets	14,366,081	14,400,505

Equipment and leasehold improvements	3,892,171	3,626,493
Less accumulated depreciation and amortization	(3,415,750)	(3,201,056)

Equipment and leasehold improvements, net	476,421	425,437

	$14,842,502	$14,825,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,101	$313,932
Accrued liabilities:
Compensation and related expenses	648,706	801,198
Customer deposits	133,495	206,114
Accrued income taxes	—	1,634,880
Other current liabilities	314,296	284,773
Total current liabilities	1,409,598	3,240,897

Stockholders’ equity
Common stock — par value $0.10 per share; 7,000,000 shares authorized, 1,827,319 and 1,826,217 shares issued and outstanding at September 24, 2011 and September 25, 2010, respectively	182,732	182,622
Additional paid-in capital	3,312,512	3,003,509
Retained earnings	9,937,660	8,398,914

Total stockholders’ equity	13,432,904	11,585,045

	$14,842,502	$14,825,942

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary
Consolidated Statements of Income
Years ended September 24, 2011 and September 25, 2010

	2011	2010

Net sales	$12,102,105	$21,551,148
Cost of sales	2,292,426	5,406,761

Gross profit	9,809,679	16,144,387

Operating expenses:
Selling, general and administrative	2,812,761	2,807,688
Product development	3,530,212	2,607,919

Total operating expenses	6,342,973	5,415,607

Operating income	3,466,706	10,728,780

Other income
Investment income	2,451	4,255

Income before provision for income taxes	3,469,157	10,733,035

Provision for income taxes	1,199,776	2,864,741

Net income	$2,269,381	$7,868,294

Net income per common share
Basic	$1.24	$4.68
Diluted	$1.21	$4.33

Weighted average shares
Basic	1,826,441	1,679,755
Diluted	1,872,221	1,816,300

Dividends paid per common share	$0.40	$2.20
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary
Consolidated Statements of Cash Flows
Years ended September 24, 2011 and September 25, 2010

	2011	2010
Operating activities:
Net income	$2,269,381	$7,868,294
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	214,694	171,349
Bad debt expense	—	100,000
Stock-based compensation	305,072	133,585
Deferred income taxes	(30,270)	97,793

Changes in current assets and current liabilities:
Accounts receivable	(736,674)	171,798
Inventories	(665,628)	(198,232)
Income taxes receivable	(350,074)	—
Other current assets	15,245	26,028
Customer deposits	(72,619)	(1,758,148)
Accounts payable and accrued liabilities	(1,759,359)	2,357,778

Cash (used in) provided by operating activities	(810,232)	8,970,245

Investing activities:
Additions to equipment and leasehold improvements	(265,678)	(257,279)

Cash used for investing activities	(265,678)	(257,279)

Financing activities:
Proceeds from stock issuance	4,720	803,522
Excess tax benefits from exercise of stock options	—	104,113
Dividends paid	(730,635)	(4,005,478)

Cash used in financing activities	(725,915)	(3,097,843)

Net (decrease) increase in cash and cash equivalents	(1,801,825)	5,615,123
Cash and cash equivalents at beginning of year	11,033,542	5,418,419

Cash and cash equivalents at end of year	$9,231,717	$11,033,542

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	3,215,000	1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years ended September 24, 2011 and September 25, 2010

	2011	2010
Stockholders’ Equity

Shares of common stock:
Beginning balance	1,826,217	1,452,199
Exercise of stock options	1,000	304,412
Cashless exercise of stock options	102	69,606

Ending balance	1,827,319	1,826,217

Common stock at par value:
Beginning balance	$182,622	$145,220
Exercise of stock options	110	37,402

Ending balance	182,732	182,622

Additional paid-in capital:
Beginning balance	$3,003,509	$2,031,340
Exercise of stock options	4,610	766,120
Cashless exercise of stock options	(679)	(31,649)
Excess tax benefits from exercise of stock options	—	104,113
Stock-based compensation	305,072	133,585

Ending balance	3,312,512	3,003,509

Retained earnings:
Beginning balance	$8,398,914	$4,536,098
Dividends paid	(730,635)	(4,005,478)
Net income	2,269,381	7,868,294

Ending balance	9,937,660	8,398,914

Total stockholders’ equity	$13,432,904	$11,585,045

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

Notes to Consolidated Financial Statements (continued)
Inventories

The Company values its inventory at the lower of actual cost, based on the first-in, first-out basis (FIFO) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful life of the asset or lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The costs of maintenance and repairs are charged to operations as incurred; significant renewals and betterments are capitalized.

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

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. If the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

Notes to Consolidated Financial Statements (continued)
Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. Excess tax benefits for the year ended September 25, 2010 amounted to $104,113. There were no excess tax benefits for the year ended September 24, 2011.

The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value for its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term (3) risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 24,	September 25,
	2011	2010
Assumptions:
Option life	5 to 6.5 years	5 years
Risk-free interest rate	1.2% to 2.4%	1.5% to 2.4%
Stock volatility	70% to 73%	75% to 77%
Dividend yield	0 to 4%	0%

There were 162,865 options granted during the year ended September 24, 2011 and 16,500 options granted during the year ended September 25, 2010. The following table summarizes share-based compensation costs included in the Company’s consolidated statements of income for the years ended September 24, 2011 and September 25, 2010:

	2011	2010

Cost of sales	$20,089	$4,375
Selling, general and administrative	127,814	69,010
Product development	157,169	60,200

Total share-based compensation expense before taxes	$305,072	$133,585

As of September 24, 2011, there was $664,282 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 3.84 years.

The Company had the following stock option plans outstanding as of September 24, 2011: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 263,052 options were outstanding at September 24, 2011. Vesting periods are at the discretion of the Board of Directors and typically range between one and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

Notes to Consolidated Financial Statements (continued)

As of September 24, 2011, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 45,157 shares available for grant under the 2005 Non-Statutory Stock Option Plan and 49,036 available for grant under the 2010 Equity Plan. During fiscal 2010, the Company’s Chief Financial Officer exercised stock options for an aggregate 62,500 shares and subsequently tendered back 5,985 of those shares to the Company in payment of the exercise price of the options and associated withholding taxes. The tendered shares were immediately retired by the Company.

The following tables summarize stock option activity during fiscal years 2010 and 2011:

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 26, 2009	492,700	$2.95	4.72 years
Grants	16,500	7.70
Exercises	(391,912)	2.47
Cancellations	(2,000)	4.50

Outstanding at September 25, 2010	115,288	$5.23	7.14 years
Grants	162,865	11.31
Exercises	(1,200)	4.25
Cancellations	(13,901)	8.71

Outstanding at September 24, 2011	263,052	$8.81	7.77 years

Information related to the stock options vested or expected to vest as of September 24, 2011 is as follows:

		Weighted-Average
		Remaining	Weighted-	Exercisable	Exercisable
Range of	Number of	Contractual	Average	Number of	Weighted-Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	1.63	$0.99	600	$0.99
$2.01 - $3.00	15,288	3.95	3.00	15,288	3.00
$3.01 - $4.00	26,400	4.85	3.69	26,400	3.69
$4.01 - $5.00	16,900	7.25	4.90	13,300	4.90
$5.01 - $10.00	63,600	7.68	7.49	49,300	7.72
$10.01 - $15.00	140,264	8.86	11.52	27,344	11.51

	263,052	7.77	$8.81	132,232	$6.84

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 24, 2011 was $216,018. The intrinsic value of the options exercised during the year ended September 24, 2011 was $5,799. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal years 2011 and 2010, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the years ended September 24, 2011 and September 25, 2010, the Company had no interest or tax penalties.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized based in part upon historical experience.

Fair Value of Financial Instruments

The Company follows the appropriate guidance relative to Fair Value Measurements and Disclosures, effective for fiscal year 2009. This guidance defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by the guidance, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. At September 24, 2011 and September 25, 2010 the Company’s cash equivalents included mutual funds totaling $8,478,891 and $8,978,479, respectively, which are valued using level 1 inputs of the fair value hierarchy.

Earnings per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. The exercise of outstanding stock options is not assumed if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The fiscal year 2011 ended on September 24, 2011 and included 52 weeks. The fiscal year 2010 ended on September 25, 2010 and included 52 weeks.

Notes to Consolidated Financial Statements (continued)
Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

The Company’s comprehensive income for the years ended September 24, 2011 and September 25, 2010 was equal to its net income for those periods.

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

(3) Income Per Share
Basic and diluted EPS were calculated as follows:

	September 24,	September 25,
	2011	2010

Net Income	$2,269,381	$7,868,294

Weighted Average Shares Outstanding — Basic	1,826,441	1,679,755
Dilutive effect of stock options	45,780	136,545

Weighted Average Shares Outstanding — Diluted	1,872,221	1,816,300

Basic Net Income Per Share	$1.24	$4.68
Diluted Net Income Per Share	$1.21	$4.33

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 142,964 in fiscal year 2011 and 2,500 in fiscal year 2010.

(4) Inventories
Inventories consist of the following:

	September 24,	September 25,
	2011	2010
Finished goods	$404,233	$297,636
Work in process	1,241,470	282,996
Raw materials and supplies	1,633,211	2,032,654

Total inventories	$3,278,914	$2,613,286

Notes to Consolidated Financial Statements (continued)
(5) Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

	September 24,	September 25,	Estimated
	2011	2010	Useful Life

Engineering and manufacturing equipment	$1,785,157	$1,678,902	3-8 years
Demonstration equipment	778,240	714,141	3 years
Furniture and fixtures	841,791	749,154	3-8 years
Leasehold improvements	486,983	484,296	Lesser of useful life or term of lease

Total equipment and leasehold improvements	3,892,171	3,626,493

Less accumulated depreciation and amortization	(3,415,750)	(3,201,056)

Equipment and leasehold improvements, net	$476,421	$425,437

Depreciation expense was $214,694 and $171,349 for the fiscal years ended September 24, 2011 and September 25, 2010, respectively.
(6) Other Accrued Liabilities

	September 24,	September 25,
	2011	2010

Product warranty costs	$185,832	$198,433
Professional service fees	61,006	53,400
Annual report and investor relations fees	23,858	8,820
Customer support agreements and commissions	43,600	24,120

Total other accrued liabilities	$314,296	$284,773

(7) Leases

In April 2007, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the years ended September 24, 2011 and September 25, 2010 was $159,000. On September 30, 2011 the Company exercised its option to renew the lease for the period April 1, 2012 through September 30, 2014.

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

The following table reflects changes in the Company’s accrued warranty account:

	September 24,	September 25,
	2011	2010

Beginning balance	$198,433	$46,675
Plus: accruals related to new sales	117,769	190,100
Less: payments and adjustments to prior period accruals	(130,370)	(38,342)

Ending balance	$185,832	$198,433

(9) Income Taxes
The provision for income taxes consists of the following:

	September 24,	September 25,
	2011	2010

Current:
Federal	$981,914	$1,871,057
State	248,132	895,891

Total current taxes	1,230,046	2,766,948

Deferred:
Federal	(29,224)	198,330
State	(1,046)	(100,537)

Total deferred taxes	(30,270)	97,793

Total provision for income taxes	$1,199,776	$2,864,741

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 24,	September 25,
	2011	2010

Tax provision at U.S. statutory rate	$1,179,513	$3,649,232
State income tax provision, net of federal benefit	158,452	601,854
Federal tax credits	(111,330)	(32,103)
Other	(26,549)	69,685
Valuation allowance	(310)	(1,423,927)

Total provision for income taxes	$1,199,776	$2,864,741

Notes to Consolidated Financial Statements (continued)
Deferred income taxes consist of the following:

	September 24,	September 25,
	2011	2010

Inventory differences	$1,119,343	$1,119,033
Payroll related accruals	177,604	224,252
Warranty accruals	72,995	78,599
Other	248,172	165,650

Total	1,618,114	1,587,534
Less: valuation allowance	(1,119,343)	(1,119,033)

Total	$498,771	$468,501

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $310 and $1,423,927 in fiscal years 2011 and 2010, respectively. The difference in fiscal 2010 related in large part to the reversal of the valuation allowance primarily resulting from the utilization of net operating loss carryforwards against taxable income.

The Company has determined that the tax benefit related to the obsolete inventory is not more likely than not to be realized, and therefore has provided a full valuation allowance against the related deferred tax asset. It is the Company’s intention to maintain the related inventory items for the foreseeable future to support equipment in the field, and therefore cannot determine when the tax benefit, if any, will be realized.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Massachusetts. For U.S. federal and state tax purposes, the tax years 2007 through 2010 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment.

(10) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2011 or 2010. However, the Board of Directors approved a corporate match of $0.25 per $1.00 of the first 6% of each participant’s contributions to the plan. The Company’s matching contributions were $42,891 and $41,922 in fiscal years 2011 and 2010, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, bonuses totaling $117,000 were accrued for executives at September 24, 2011 and $180,000 at September 25, 2010.

Notes to Consolidated Financial Statements (continued)
(11) Commitments and contingencies

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during fiscal years 2011 and 2010.

The Company did not have any open standby letters of credit at September 24, 2011 or September 25, 2010.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents.

(12) Major Customers and Export Sales

In fiscal year 2011, the Company had two customers representing 82% (67% and 15%) of total net sales and at September 24, 2011 had two customers representing 81% (60% and 21%) of accounts receivable. In fiscal year 2010, the Company had three customers representing 86% (59%, 17% and 10%) of total net sales and at September 25, 2010 had one customer representing 98% of accounts receivable.

A breakdown of net sales is as follows:

	September 24,	September 25,
	2011	2010

Domestic	$11,807,609	$20,771,088
Foreign	294,496	780,060

Total Sales	$12,102,105	$21,551,148

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 24,	September 25,
	2011	2010

North America, excluding the U.S.	—	—
Central and South America	—	—
Europe	17.8%	12.0%
Mid-East and Africa	51.6%	6.5%
Far East	30.6%	81.5%

The Company sold products to six different countries during the year ended September 24, 2011 and five different countries during the year ended September 25, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 24,	September 25,
	2011	2010
Thailand	30.6%	83.1%
Bahrain	29.8%	—
Saudi Arabia	20.4%	3.6%
France	16.4%	—
Slovakia	1.3%	11.2%
Other	1.5%	2.1%

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

(14) Subsequent Events

On November 17, 2011, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend in the amount of $182,709 is payable in cash on December 15, 2011 to all shareholders of record on December 1, 2011.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Technical Communications Corporation:
We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary as of September 24, 2011 and September 25, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 24, 2011 and September 25, 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Boston, Massachusetts
December 22, 2011