Form 10-Q
period 2011-12-24
TECHNICAL COMMUNICATIONS CORP
filed 2012-02-07
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,827,487 shares of Common Stock, $0.10 par value, outstanding as of February 3, 2012.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	September 30,
	December 24, 2011	September 24, 2011
Assets
Current Assets:
Cash and cash equivalents	$11,480,935	$9,231,717
Accounts receivable—trade, less allowance of $25,000 at December 24, 2011 and September 24, 2011	79,407	867,717
Inventories	2,634,807	3,278,914
Income taxes receivable	33,229	350,074
Deferred income taxes	498,771	498,771
Other current assets	119,735	138,888

Total current assets	14,846,884	14,366,081

Equipment and leasehold improvements	3,954,272	3,892,171
Less: accumulated depreciation and amortization	(3,475,976)	(3,415,750)

Equipment and leasehold improvements, net	478,296	476,421

Total Assets	$15,325,180	$14,842,502

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$325,464	$313,101
Customer deposits	118,774	133,495
Accrued liabilities:
Accrued compensation and related expenses	350,044	648,706
Accrued expenses	300,945	314,296

Total current liabilities	1,095,227	1,409,598

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,827,487 and 1,827,319 shares issued and outstanding at December 24, 2011 and September 24, 2011, respectively	182,749	182,732
Additional paid-in capital	3,363,023	3,312,512
Retained earnings	10,684,181	9,937,660

Total stockholders’ equity	14,229,953	13,432,904

Total Liabilities and Stockholders’ Equity	$15,325,180	$14,842,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010

Net sales	$4,440,607	$2,735,245
Cost of sales	1,135,634	680,217

Gross profit	3,304,973	2,055,028

Operating expenses:
Selling, general and administrative	988,353	675,519
Product development	1,071,021	896,266

Total operating expenses	2,059,374	1,571,785

Operating income	1,245,599	483,243

Other income:
Interest income	477	775

Income before provision (benefit) for income taxes	1,246,076	484,018

Provision (benefit) for income taxes	316,846	(14,693)

Net income	$929,230	$498,711

Net income per common share:
Basic	$0.51	$0.27
Diluted	$0.50	$0.27

Weighted average shares:
Basic	1,827,131	1,820,438
Diluted	1,857,603	1,870,774

Dividends paid per common share:	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010
Operating Activities:
Net income	$929,230	$498,711

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,226	55,084
Share-based compensation	48,068	15,980
Deferred income taxes	—	(66,391)

Changes in certain operating assets and liabilities:
Accounts receivable	788,310	(670,145)
Inventories	644,107	(164,537)
Income taxes receivable	316,845	—
Other current assets	19,153	(27,431)
Customer deposits	(14,721)	24,609
Accounts payable and other accrued liabilities	(299,650)	(2,223,988)

Net cash provided by (used in) operating activities	2,491,568	(2,558,108)

Investing Activities:
Additions to equipment and leasehold improvements	(62,101)	(163,567)

Net cash used in investing activities	(62,101)	(163,567)

Financing Activities:
Proceeds from exercise of stock options	2,460	—
Dividends paid	(182,709)	(182,610)

Net cash used in financing activities	(180,249)	(182,610)

Net increase (decrease) in cash and cash equivalents	2,249,218	(2,904,285)

Cash and cash equivalents at beginning of the period	9,231,717	11,033,542

Cash and cash equivalents at the end of the period	$11,480,935	$8,129,257

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	—	1,745,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial Position and the results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2012.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011 as filed with the SEC.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM—sometimes referred to as the Codification or ASC.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of December 24, 2011 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. At December 24, 2011 and September 24, 2011 the Company’s cash equivalents included mutual funds totaling $9,979,000 and $8,479,000, respectively, which are valued using level 1 inputs of the fair value hierarchy.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three months ended December 24, 2011 and December 25, 2010.

The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010
	(unaudited)	(unaudited)
Assumptions:
Option life	6.5 years	5 years
Risk-free interest rate	0.94%	1.3%
Stock volatility	68%	73%
Dividend yield	4.0%	-0-

There were 3,500 options, with a weighted average fair value of $3.43, granted during the three months ended December 24, 2011 and 3,500 options, with a weighted average fair value of $7.09, granted during the three months ended December 25, 2010.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three months ended December 24, 2011 and December 25, 2010 (unaudited):

	September 30,	September 30,
	December 24, 2011 (unaudited)	December 25, 2010 (unaudited)
Cost of sales	$4,063	$62
Selling, general and administrative expenses	13,927	1,479
Product development expenses	30,078	14,439

Total share-based compensation expense before taxes	$48,068	$15,980

As of December 24, 2011 and December 25, 2010, there was $625,373 and $134,238, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 3.65 years.

The Company had the following stock option plans outstanding as of December 24, 2011: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 266,152 options were outstanding at December 24, 2011. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 24, 2011, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 45,157 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 45,536 shares available for grant under the 2010 Equity Plan.

The following table summarizes stock option activity during the first three months of fiscal 2012 (unaudited):

	September 30,	September 30,	September 30,
	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life

Outstanding at September 24, 2011	263,052	$8.81	7.77 years

Grants	3,500	7.79
Exercises	(400)	6.15

Outstanding at December 24, 2011	266,152	$8.80	7.55 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of December 24, 2011 is as follows (unaudited):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	1.39	$0.99	600	$0.99
$2.01 - $3.00	15,288	3.70	$3.00	15,288	$3.00
$3.01 - $4.00	26,400	4.60	$3.69	26,400	$3.69
$4.01 - $5.00	16,900	7.00	$4.90	14,000	$4.90
$5.01 - $10.00	66,700	7.57	$7.51	48,900	$7.73
$10.01 - $15.00	140,264	8.61	$11.52	28,044	$11.52

	266,152	7.55	$8.80	133,232	$6.86

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 24, 2011 and December 25, 2010 was $229,987 and $665,629, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2. Inventories

Inventories consisted of the following:

	September 30,	September 30,
	December 24, 2011	September 24, 2011
	(unaudited)

Finished goods	$46,614	$404,233
Work in process	1,041,776	1,241,470
Raw materials	1,546,417	1,633,211

	$2,634,807	$3,278,914

NOTE 3. Income Taxes

During the three months ended December 24, 2011, the Company recorded an income tax provision based on its expected effective tax rate for its 2012 fiscal year. During the three months ended December 25, 2010, the Company recorded an income tax benefit based on its expected effective tax rate for the 2011 fiscal year, which was adjusted by an unutilized federal research credit from the 2010 fiscal year. Tax legislation extended the federal research credit, which was effective through the end of calendar year 2011. The effective tax rate for fiscal year 2012 has not taken any benefit for the federal research credit beyond December 31, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010
	(unaudited)	(unaudited)

Net income	$929,230	$498,711

Weighted average shares outstanding—basic	1,827,131	1,820,438
Dilutive effect of stock options	30,472	50,336

Weighted average shares outstanding- diluted	1,857,603	1,870,774

Basic net income per share	$0.51	$0.27
Diluted net income per share	$0.50	$0.27

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 180,264 and 6,000 at December 24, 2011 and December 25, 2010, respectively.

NOTE 5. Major Customers and Export Sales

During the quarter ended December 24, 2011, the Company had one customer that represented 97% of net sales as compared to the quarter ended December 25, 2010, during which three customers represented 88% (53%, 22% and 13%) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010
	(unaudited)	(unaudited)

Domestic	$4,343,063	$2,666,779
Foreign	97,544	68,466

Total sales	$4,440,607	$2,735,245

All foreign sales in the first quarter of fiscal 2012 were to the same country. The Company sold products into four countries during the three month period ended December 25, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 30,	September 30,
	Three Months Ended
	December 24, 2011	December 25, 2010
	(unaudited)	(unaudited)

Saudi Arabia	100%	86.4%
Slovakia	—	5.7%
Other	—	7.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	September 30,	September 30,
Three Months Ended
	December 24, 2011	December 25, 2010
	(unaudited)	(unaudited)

North America (excluding the U.S.)	—	—
Central and South America	—	—
Europe	—	5.7%
Mid-East and Africa	100%	94.3%
Far East	—	—

NOTE 6. Subsequent Events

On February 6, 2012, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend in the amount of $182,749 is payable in cash on March 15, 2012 to all shareholders of record on March 1, 2012.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 24, 2011, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 as filed with the SEC.

Results of Operations

Three Months ended December 24, 2011 as compared to Three Months ended December 25, 2010

Net Sales

Net sales for the quarter ended December 24, 2011 were $4,441,000, as compared to $2,735,000 for the quarter ended December 25, 2010, an increase of 62%. Sales for the first quarter of fiscal 2012 consisted of $4,343,000, or 97.8%, from domestic sources and $98,000, or 2.2%, from international customers as compared to the same period in fiscal 2011, during which sales consisted of $2,667,000, or 97.5%, from domestic sources and $68,000, or 2.5%, from international customers.

Foreign sales consisted of shipments to one country during the quarter ended December 24, 2011 and four countries during the quarter ended December 25, 2010. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2012 and 2011:

	September 30,	September 30,
	2012	2011

Saudi Arabia	$98,000	$59,000
Slovakia	—	4,000
Other	—	5,000

	$98,000	$68.000

Revenue for the first quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $4,322,000. We also had sales of our link encryptors into the Middle East for $93,000.

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

Gross Profit

Gross profit for the first quarter of fiscal 2012 was $3,305,000 as compared to gross profit of $2,055,000 for the same period of fiscal 2011, an increase of 61%. Gross profit expressed as a percentage of sales was 74% for the first quarter of fiscal 2012 and 75% for the first quarter of fiscal 2011.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2012 were $988,000, as compared to $676,000 for the same quarter in fiscal 2011. This increase of 46% was attributable to an increase in general and administrative expenses of $48,000 and an increase in selling and marketing expenses of $265,000 during the first quarter of the 2012 fiscal year.

The increase in general and administrative costs during the first quarter of 2012 was primarily attributable to increases in charitable contributions of $20,000, personnel-related costs of $8,000, investor relation and other public company related costs of $11,000, and professional fees of $9,000.

The increase in selling and marketing costs for the three months ended December 24, 2011 was attributable to increases in personnel-related costs of $25,000 and costs to develop new business opportunities, including large efforts in Colombia and Egypt of $236,000.

Product Development Costs

Product development costs for the quarter ended December 24, 2011 were $1,071,000, compared to $896,000 for the quarter ended December 25, 2010, an increase of $175,000 or 20%. The increase was primarily attributable to increases in outside contractor costs of $386,000 and recruiting costs of $31,000. These increases were offset by an increase in engineering support of business development activities, which decreased product development costs by approximately $183,000, and decreases in project materials and supplies costs of $16,000. There was also a decrease in manufacturing support of development efforts in the amount of $37,000 during the first quarter of fiscal 2012.

Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses and product development costs charged to business development activities are recorded as marketing expense.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first quarter of fiscal 2012 and $164,000 generated during the same period of fiscal 2011.

Net Income

The Company generated net income of $929,000 for the first quarter of fiscal 2012, as compared to $499,000 for the same period of fiscal 2011. This 86% increase in net income is primarily attributable to a 62% increase in sales volume, offset partially by a 31% increase in operating expenses during the first quarter of fiscal 2012. The Company recorded an income tax provision of $317,000 during the first quarter of fiscal 2012 based on its expected effective tax rate of 25% for the 2012 fiscal year. This compares to a net tax benefit of $15,000 recorded in the three month period ended December 25, 2010.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 24, 2011, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,249,000 to $11,481,000 as of December 24, 2011, from a balance of $9,232,000 at September 24, 2011. This increase was primarily attributable to net income of $929,000 and decreases in accounts receivable, inventory and income taxes receivable of $788,000, $644,000 and $317,000, respectively. These increases were partially offset by the payment of cash dividends of $183,000, capital acquisitions of $62,000 and a decrease in accounts payable and accrued expenses of $300,000 during the first three months of fiscal 2012.

We have received additional orders during the first three months of fiscal 2012 for our radio encryptors for use in Afghanistan amounting to $857,000 and an add-on order for our high speed bulk encryptors as part of a Patriot Missile upgrade program in Taiwan from Raytheon Company amounting to $1.2 million. These orders are expected to ship over the next 12 months.

During the first quarter of fiscal 2012, the Company paid a special cash dividend of $183,000. The payment of this dividend was based on the profits generated by the Company during that the period. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

Backlog at December 24, 2011 and December 25, 2010 amounted to $2,921,000 and $6,022,000, respectively. The orders in backlog at December 24, 2011 are expected to ship during the remainder of the 2012 fiscal year depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the three months ended December 24, 2011 or the fiscal year ended September 24, 2011.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 24, 2011 and September 24, 2011 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The term of the lease is for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the three month periods ended December 24, 2011 and December 25, 2010 was $40,000. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In the first quarter of fiscal 2012, the Company invested $1,071,000 in internal product development, which is consistent with our plan to increase development investments in fiscal 2012 as compared to fiscal 2011 by approximately 35%. Our plan includes continuing evaluations of several technical options for enhancing the DSP 9000 Universal Radio Encryption product line, which may include cryptography modifications, hardware and software changes, new application driven packages, encryption software modules and partnering with radio manufacturers to incorporate imbedded solutions.

In 2012, the Company expects to complete the initial development and introduce the CX7211, the first in a family of advanced 100Mb/s to 1 GB/s internet protocol encryptors that will service private network markets for government, military and satellite users. This product line is intended to provide, configurable wire speed performance to 1000Mb/s in full duplex, certified to FIPS-140-2, Level 3 performance and remote KEYNET IP management. The Company expects that the configurable performance technology of the CX7211 will allow the customer, as its network requirements grow, to purchase and receive additional capacity that is needed without disruption to the network equipment or implementation delays.

In 2011, the Company completed systems testing of the 72B, a new high speed, SONET/SDH optical encryptor, which provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with FIPS-140-2, Level 3 and is offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that this encryptor family will provide fully interoperable operations between office and field environments. The Company expects to field test the 72B, complete the FIPS 140 certification and demonstrate the product to several potential customers during the remainder of 2012.

On-going research and development in support of product improvements and application variants also is expected to continue. TCC completed customer verification testing of the multi-interface upgrade to the DSD72A-SP encryptor in January 2012. This product upgrade allows the 72A, used by many countries for their bulk encryption requirements, to integrate with new generation radios and multiplexers that have multiple, selectable interfaces. In addition, an upgrade program for the widely used CSD3324SE Secure Telephone, which is expected to expand its features to meet the market for secure phone-to-radio communications, was initiated in late 2011 and will continue during 2012.

These major development programs will require engineering staff, contractors and outside engineering services to be added. The Company has sufficient physical resources to support the added staff and outside resources and believes that adequate technical resources exist in the Boston area to meet these needs. The Company believes it has sufficient financial resources, including its cash reserves and future cash from operations to fund these development programs.

Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2012. Also, the Company does not anticipate any significant capital expenditures during the remainder of fiscal 2012.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 24, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 7, 2012	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 7, 2012	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer