Form 10-Q
period 2012-03-24
TECHNICAL COMMUNICATIONS CORP
filed 2012-05-08
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,832,287 shares of Common Stock, $0.10 par value, outstanding as of May 4, 2012.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 24, 2012	September 24, 2011
	(Unaudited )
Assets
Current Assets:
Cash and cash equivalents	$6,764,792	$9,231,717
Marketable securities	3,999,772	—
Accounts receivable - trade, less allowance of $25,000 at March 24, 2012 and September 24, 2011	248,085	867,717
Inventories	2,575,257	3,278,914
Income taxes receivable	—	350,074
Deferred income taxes	498,771	498,771
Other current assets	163,459	138,888

Total current assets	14,250,136	14,366,081

Equipment and leasehold improvements	4,024,980	3,892,171
Less: accumulated depreciation and amortization	(3,529,608)	(3,415,750)

Equipment and leasehold improvements, net	495,372	476,421

Total Assets	$14,745,508	$14,842,502

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$192,869	$313,101
Customer deposits	160,482	133,495
Accrued liabilities:
Accrued compensation and related expenses	407,227	648,706
Accrued expenses	252,627	314,296

Total current liabilities	1,013,205	1,409,598

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,832,287 and 1,827,319 shares issued and outstanding at March 24, 2012 and September 24, 2011, respectively	183,229	182,732
Additional paid-in capital	3,426,982	3,312,512
Accumulated other comprehensive loss	(12,744)	—
Retained earnings	10,134,836	9,937,660

Total stockholders’ equity	13,732,303	13,432,904

Total Liabilities and Stockholders’ Equity	$14,745,508	$14,842,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended
	March 24, 2012	March 26, 2011
Net sales	$1,616,804	$3,107,001
Cost of sales	283,205	479,673

Gross profit	1,333,599	2,627,328
Operating expenses:
Selling, general and administrative	748,605	723,637
Product development	877,833	960,835

Total operating expenses	1,626,438	1,684,472

Operating (loss) income	(292,839)	942,856

Other income:
Interest income	2,620	562

Income (loss) before provision for income taxes	(290,219)	943,418
Provision for income taxes	76,238	428,440

Net (loss) income	$(366,457)	$514,978

Net (loss) income per common share:
Basic	$(0.20)	$0.28
Diluted	$(0.20)	$0.27
Weighted average shares:
Basic	1,828,621	1,826,087
Diluted	1,828,621	1,880,632
Dividends paid per common share:	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Income Statements

(Unaudited)

	Six Months Ended
	March 24, 2012	March 26, 2011
Net sales	$6,057,411	$5,842,246
Cost of sales	1,418,839	1,159,890

Gross profit	4,638,572	4,682,356
Operating expenses:
Selling, general and administrative	1,736,958	1,399,156
Product development	1,948,854	1,857,101

Total operating expenses	3,685,812	3,256,257

Operating income	952,760	1,426,099

Other income:
Interest income	3,097	1,337

Income before provision for income taxes	955,857	1,427,436
Provision for income taxes	393,084	413,747

Net income	$562,773	$1,013,689

Net income per common share:
Basic	$0.31	$0.56
Diluted	$0.30	$0.54
Weighted average shares:
Basic	1,827,876	1,826,053
Diluted	1,865,141	1,879,186
Dividends paid per common share:	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 24, 2012	March 26, 2011
Operating Activities:
Net income	$562,773	$1,013,689

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	113,858	106,441
Share-based compensation	95,467	137,232
Deferred income taxes	—	(111,724)
Changes in certain operating assets and liabilities:
Accounts receivable	619,632	(1,929,692)
Inventories	703,657	(349,716)
Income taxes receivable	350,074	—
Other current assets	(24,571)	18,940
Customer deposits	26,987	24,609
Accounts payable and other accrued liabilities	(423,380)	(1,711,780)

Net cash provided by (used in) operating activities	2,024,497	(2,801,911)

Investing Activities:
Additions to equipment and leasehold improvements	(132,809)	(203,539)
Purchases of marketable securities	(4,012,516)	—

Net cash used in investing activities	(4,145,325)	(203,539)

Financing Activities:
Proceeds from exercise of stock options	19,500	—
Dividends paid	(365,597)	(365,218)

Net cash used in financing activities	(346,097)	(365,218)

Net decrease in cash and cash equivalents	(2,466,925)	(3,370,668)
Cash and cash equivalents at beginning of the period	9,231,717	11,033,542

Cash and cash equivalents at the end of the period	$6,764,792	$7,662,874

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	30,000	1,745,000

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

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2011 and its Annual Report on Form 10-K for the fiscal year ended September 24, 2011 as filed with the SEC.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, income taxes, fair value of financial instruments and share-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses.

Inventory

We value our inventory at the lower of actual cost (based on first-in, first-out (FIFO)) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Investment Securities

The Company accounts for investment securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All investment securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company holds certain marketable securities classified as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale.

Other comprehensive income is as follows, for the three and six month periods (unaudited):

	March 24, 2012	March 26, 2011
Change in net unrealized loss on available for sale securities	$(12,744)	$—

The component of accumulated other comprehensive income is as follows for the three and six month periods ended (unaudited):

	March 24, 2012	March 26, 2011
Net unrealized loss on available for sale securities	$(12,744)	$—

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of March 24, 2012 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Any such adjustment could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that we will be subject to foreign taxes in the near future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three level hierarchy is as follows:

Level 1 -	Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.

Level 2 -	Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3 -	Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Company’s available-for-sale securities are comprised of investments in municipal bonds, brokered certificates of deposit and mutual funds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poors, Bloomberg, etc), or in the case of mutual funds at its closing net asset value (NAV).

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three and six months ended March 24, 2012 and March 26, 2011 there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of March 24, 2012 and September 24, 2011, in accordance with the fair value hierarchy (as defined above) (unaudited):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
March 24, 2012

Debt and certificates of deposits:
Municipal bonds	$1,130,775	$—	$1,130,775
Certificates of deposit	2,868,997	—	2,868,997

Total debt instruments	3,999,772	—	3,999,772

Mutual funds:
Money market funds	5,480,400	5,480,400	—

Total mutual funds	5,480,400	5,480,400	—

Total investments	$9,480,172	$5,480,400	$3,999,772

September 24, 2011

Mutual funds:
Money market funds	8,478,891	8,478,891	—

Total mutual funds	8,478,891	8,478,891	—

Total investments	$8,478,891	$8,478,891	$—

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of March 24, 2012 and September 24, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three and six months ended March 24, 2012 and March 26, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Three and Six Months Ended
	March 24, 2012	March 26, 2011
Option life	6.5 years	5 to 6.5 years
Risk-free interest rate	0.94%	1.3% to 2.4%
Stock volatility	68%	72% to 73%
Dividend yield	4.0%	4.0%

There were 3,500 options, with a weighted average fair value of $3.43, granted during the six months ended March 24, 2012 and 146,165 options, with a weighted average fair value of $5.52, granted during the six months ended March 26, 2011.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and six month periods ended March 24, 2012 and March 26, 2011 (unaudited):

	March 24, 2012		March 26, 2011
	3 months	6 months	3 months	6 months
Cost of sales	$4,063	$8,126	$8,601	$11,373
Selling, general and administrative expenses	13,942	27,869	27,799	37,821
Product development expenses	29,394	59,472	59,456	88,038

Total share-based compensation expense before taxes	$47,399	$95,467	$95,856	$137,232

As of March 24, 2012 and March 26, 2011, there was $555,989 and $801,070, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 3.39 years.

The Company had the following stock option plans outstanding as of March 24, 2012: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 255,352 options were outstanding at March 24, 2012. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 24, 2012, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 47,657 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 49,036 shares available for grant under the 2010 Equity Plan.

The following table summarizes stock option activity during the first six months of fiscal 2012 (unaudited):

	Options Outstanding
	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Life
Outstanding at September 24, 2011	263,052	$8.81	7.77 years

Grants	3,500	7.79
Cancellations	(6,000)	9.34
Exercises	(5,200)	3.75

Outstanding at March 24, 2012	255,352	$8.89	7.31 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of March 24, 2012 is as follows (unaudited):

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.01 - $1.00	600	1.14	$0.99	600	$0.99
$2.01 - $3.00	15,288	3.45	$3.00	15,288	$3.00
$3.01 - $4.00	21,600	4.35	$3.73	21,600	$3.73
$4.01 - $5.00	16,900	6.75	$4.90	14,300	$4.90
$5.01 - $10.00	63,200	7.19	$7.50	52,900	$7.64
$10.01 - $15.00	137,764	8.36	$11.52	27,544	$11.52

	255,352	7.31	$8.89	132,232	$6.95

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 24, 2012 and March 26, 2011 was $614,318 and $394,268, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2. Inventories

Inventories consisted of the following:

	March 24, 2012	September 24, 2011
	(unaudited)
Finished goods	$34,781	$404,233
Work in process	718,351	1,241,470
Raw materials	1,822,125	1,633,211

	$2,575,257	$3,278,914

NOTE 3. Income Taxes

During the three and six months ended March 24, 2012, the Company recorded an income tax provision based on its expected effective tax rate for its 2012 fiscal year. The Company revised its effective tax rate from 25% to 41% during the three months ended March 24, 2012 based on a revision of the full year pre-tax forecast in the second fiscal quarter of 2012. The effective tax rate for fiscal year 2012 has not taken any benefit for the federal research credit beyond December 31, 2011.

During the three and six months ended March 26, 2011, the Company recorded an income tax provision based on its expected effective tax rate for the 2011 fiscal year, which was adjusted by an unutilized federal research credit from the 2010 fiscal year. Tax legislation extended the federal research credit, which was effective through the end of calendar year 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	March 24, 2012		March 26, 2011
	3 months	6 months	3 months	6 months
Net (loss) income	$(366,457)	$562,773	$514,978	$1,013,689

Weighted average shares outstanding - basic	1,828,621	1,827,876	1,826,087	1,826,053
Dilutive effect of stock options	—	37,265	54,545	53,133

Weighted average shares outstanding - diluted	1,828,621	1,865,141	1,880,632	1,879,186

Basic net (loss) income per share	($0.20)	$0.31	$0.28	$0.56
Diluted net (loss) income per share	($0.20)	$0.30	$0.27	$0.54

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 154,464 at March 24, 2012 and 148,665 at March 26, 2011.

NOTE 5. Major Customers and Export Sales

During the quarter ended March 24, 2012, the Company had two customers that represented 84% (65% and 19%, respectively) of net sales as compared to the quarter ended March 26, 2011, during which one customer represented 96% of net sales. During the six months ended March 24, 2012, the Company had one customer that represented 89% of net sales as compared to the six months ended March 26, 2011, during which three customers represented 94% (57%, 27% and 10%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 24, 2012		March 26, 2011
	3 months	6 months	3 months	6 months
Domestic	$1,186,972	$5,530,035	$3,103,341	$5,770,120
Foreign	429,832	527,376	3,660	72,126

Total sales	$1,616,804	$6,057,411	$3,107,001	$5,842,246

The Company sold products into three countries during the six month period ended March 24, 2012 and four countries during the six months ended March 26, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 24, 2012		March 26, 2011
	3 months	6 months	3 months	6 months
Jordan	73.2%	59.6%	—	—
Saudi Arabia	26.2%	39.8%	23.0%	83.2%
Slovakia	—	—	—	5.4%
Bahrain	—	—	77.0%	6.9%
Other	0.6%	0.6%	—	4.5%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 24, 2012		March 26, 2011
	3 months	6 months	3 months	6 months
North America (excluding the U.S.)	—	—	—	—
Central and South America	0.7%	0.6%	—	—
Europe	—	—	—	5.0%
Mid-East and Africa	99.3%	99.4%	100%	95.0%
Far East	—	—	—	—

NOTE 6. Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available-for-sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

As of March 24, 2012, available-for-sale securities consisted of the following (unaudited):

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$1,001,000	$—	$—	$—	$1,001,000
Certificates of deposit	2,883,000	2,000		16,000	2,869,000
Investment grade municipal securities	1,117,000	11,000	3,000	—	1,131,000

	$5,001,000	$13,000	$3,000	$16,000	$5,001,000

The contractual maturities of these investments as of March 24, 2012 were as follows (unaudited):

	Cost	Fair Value
Within 1 year	$2,636,000	$2,631,000
After 1 year through 5 years	2,246,000	2,249,000
After 5 years through 10 years	119,000	121,000

	$5,001,000	$5,001,000

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets (unaudited):

	March 24, 2012	September 24, 2011
Cash and cash equivalents	$1,001,000	$—
Marketable securities	4,000,000	—

	$5,001,000	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Report on Form 10-Q for the quarter ended December 24, 2011 and its Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

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

Results of Operations

Three Months ended March 24, 2012 as compared to Three Months ended March 26, 2011

Net Sales

Net sales for the quarter ended March 24, 2012 were $1,617,000, as compared to $3,107,000 for the quarter ended March 26, 2011, a decrease of 48%. Sales for the second quarter of fiscal 2012 consisted of $1,187,000, or 73%, from domestic sources and $430,000, or 27%, from international customers as compared to the same period in fiscal 2011, during which sales consisted of $3,103,000, or 100%, from domestic sources and $4,000, or 0%, from international customers.

Foreign sales consisted of shipments to three countries during the quarter ended March 24, 2012 and two countries during the quarter ended March 26, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2012 and 2011:

	2012	2011
Jordan	$314,000	$—
Saudi Arabia	113,000	—
Other	3,000	4,000

	$430,000	$4.000

Revenue for the second quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $1,048,000 and to an additional domestic customer amounting to $57,000. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to two customers amounting to $103,000.

Revenue for the second quarter of fiscal 2011 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $2,984,000. We also had a sale of our high speed bulk encryptors amounting to $107,000 under a contract with a domestic customer.

Gross Profit

Gross profit for the second quarter of fiscal 2012 was $1,334,000 as compared to gross profit of $2,627,000 for the same period of fiscal 2011, a decrease of 49%. Gross profit expressed as a percentage of sales was 82% for the second quarter of fiscal 2012 and 85% for the second quarter of fiscal 2011. The decrease in the gross profit percentage was primarily the result of slightly lower margin sales during the quarter ended March 24, 2012.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2012 were $749,000, as compared to $724,000 for the same quarter in fiscal 2011. This increase of 3% was attributable to an increase in selling and marketing expenses of $87,000, offset by a decrease in general and administrative expenses of $62,000, during the second quarter of the 2012 fiscal year.

The increase in selling and marketing costs for the three months ended March 24, 2012 was attributable to increases in personnel-related costs, travel expenses and outside consulting costs of $22,000, $32,000 and $13,000, respectively. There was also an increase in engineering sales support expenses of $16,000.

The decrease in general and administrative costs during the second quarter of 2012 was primarily attributable to a decrease in personnel-related costs of $78,000, which was offset by an increase in professional fees of $13,000.

Product Development Costs

Product development costs for the quarter ended March 24, 2012 were $878,000, compared to $961,000 for the quarter ended March 26, 2011, a decrease of $83,000 or 9%. The decrease was primarily attributable to decreases in personnel-related costs of $111,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $179,000. These decreases were partially offset by increases in outside contractor costs of $149,000, project material costs of $41,000 and recruiting costs of $20,000 during the second quarter of fiscal 2012.

Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the second quarters of fiscal 2012 and fiscal 2011.

Net Income

The Company generated a net loss of $366,000 for the second quarter of fiscal 2012, as compared to net income of $515,000 for the same period of fiscal 2011. This 171% decrease in net income is primarily attributable to a 48% decrease in sales volume, offset partially by a 3% decrease in operating expenses during the second quarter of fiscal 2012. The Company recorded an income tax provision of $76,000 during the second quarter of fiscal 2012 based on its expected effective tax rate of 41% for the 2012 fiscal year. This compares to a tax provision of $428,000 recorded in the three month period ended March 26, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 24, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended March 24, 2012 as compared to Six Months ended March 26, 2011

Net Sales

Net sales for the six months ended March 24, 2012 were $6,057,000, as compared to $5,842,000 for the six months ended March 26, 2011, an increase of 4%. Sales for the six months ended March 24, 2012 consisted of $5,530,000, or 91%, from domestic sources and $527,000, or 9%, from international customers as compared to the same period in fiscal 2011, during which sales consisted of $5,770,000, or 99%, from domestic sources and $72,000, or 1%, from international customers.

Foreign sales consisted of shipments to three countries during the six months ended March 24, 2012 and four countries during the six months ended March 26, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2012 and 2011:

	2012	2011
Jordan	$314,000	$3,000
Saudi Arabia	210,000	60,000
Other	3,000	9,000

	$527,000	$72.000

Revenue for the six months ended March 24, 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,371,000 and to an additional domestic customer amounting to $57,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to two customers amounting to $103,000. We also had sales of our link encryptors into the Middle East for $93,000.

Revenue for the first six months of fiscal 2011 was derived in part from the final shipment of our high speed bulk encryptors amounting to $1,562,000 under a contract with a domestic customer, the final shipment of products under a contract with the U.S. Army, Communications and Electronics Command during the period amounting to $610,000, and the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $3,329,000. We also had billings under programs for engineering services work amounting to $164,000 for the three month period ended December 25, 2010.

Gross Profit

Gross profit for the six months ended March 24, 2012 was $4,639,000 as compared to gross profit of $4,682,000 for the same period of fiscal 2011, a decrease of less than one percent. Gross profit expressed as a percentage of sales was 77% for the six months ended March 24, 2012 and 80% for the same period of fiscal 2011. The decrease in the gross profit percentage was primarily the result of slightly lower margin sales during the six months ended March 24, 2012.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2012 were $1,737,000, as compared to $1,399,000 for the same period in fiscal 2011. This increase of 24% was attributable to an increase in selling and marketing expenses of $353,000, partially offset by a decrease in general and administrative expenses of $15,000.

The increase in selling and marketing costs for the six months ended March 24, 2012 was attributable to increases in personnel-related costs of $52,000, travel costs of $34,000 and costs to develop new business opportunities, including large efforts in Colombia and Egypt, of $236,000.

The decrease in general and administrative costs during the first two quarters of 2012 was primarily attributable to decreases in personnel-related costs of $70,000, which was partially offset by increases in professional fees of $20,000, charitable contributions of $20,000 and investor relation and other public company related costs of $12,000.

Product Development Costs

Product development costs for the six months ended March 24, 2012 were $1,949,000, compared to $1,857,000 for the six months ended March 26, 2011, an increase of $92,000 or 5%. This increase was primarily attributable to increases in outside contractor costs of $535,000, recruiting costs of $50,000 and project material costs of $25,000. These increases were partially offset by decreases in personnel-related costs of $112,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $362,000. There was also a decrease in manufacturing support of development efforts in the amount of $44,000 during the period.

Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first six months of fiscal 2012 and $164,000 generated during the same period of fiscal 2011.

Net Income

The Company generated net income of $563,000 for the first six months of fiscal 2012, as compared to $1,014,000 for the same period of fiscal 2011. This 44% decrease in net income is primarily attributable to a 13% increase in operating expenses during the first six months of fiscal 2012. The Company recorded an income tax provision of $393,000 during the first six months of fiscal 2012 based on its expected effective tax rate of 41% for the 2012 fiscal year. This compares to an income tax provision of $414,000 recorded in the six month period ended March 26, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 24, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $2,467,000 to $6,765,000 as of March 24, 2012, from a balance of $9,232,000 at September 24, 2011. This decrease was primarily attributable to the investment of cash in short-term marketable securities of $4,013,000, the payment of cash dividends of $366,000, capital acquisitions of $133,000 and a decrease in accounts payable and accrued expenses of $423,000 during the first six months of fiscal 2012. These decreases were partially offset by net income of $563,000 and decreases in accounts receivable, inventory and income taxes receivable of $620,000, $704,000 and $350,000, respectively.

We have received additional orders during the first six months of fiscal 2012 for an add-on order for our high speed bulk encryptors as part of a Patriot Missile upgrade program in Taiwan from Raytheon Company amounting to $1.2 million. This order is expected to ship over the next 12 months.

During the first six months of fiscal 2012, the Company paid cash dividends of $366,000. The payment of these dividends was based on the profits generated by the Company during the periods. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

Backlog at March 24, 2012 and March 26, 2011 amounted to $1,941,000 and $4,322,000, respectively. The orders in backlog at March 24, 2012 are expected to ship over the next 12 months depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the six months ended March 24, 2012 or the fiscal year ended September 24, 2011.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 24, 2012 the Company had one outstanding letter of credit amounting to $17,883, which is secured by a cash certificate of deposit. At September 24, 2011 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the six month periods ended March 24, 2012 and March 26, 2011 was $80,000. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In the first six months of fiscal 2012, the Company invested $1,949,000 in internal product development, which is consistent with our plan to increase development investments in fiscal 2012 as compared to fiscal 2011 by approximately 35%. Our plan includes continuing evaluations of several technical options for enhancing the DSP 9000 universal radio encryption product line, which may include cryptography modifications, hardware and software changes, new application driven packages, encryption software modules and partnering with radio manufacturers to incorporate imbedded solutions.

In 2012, the Company expects to complete the initial development and introduce the CX7211, the first in a family of advanced 100Mb/s to 1 GB/s internet protocol encryptors that will service private network markets for government, military and satellite users. This product line is intended to provide configurable wire speed performance to 1000Mb/s in full duplex, certified to FIPS-140-2, Level 3 performance and remote KEYNET IP management. The Company expects that the configurable performance technology of the CX7211 will allow the customer, as its network requirements grow, to purchase and receive additional capacity that is needed without disruption to the customer’s network equipment or implementation delays.

In fiscal 2011, the Company completed systems testing of the 72B, a new high speed, SONET/SDH optical encryptor that provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with FIPS-140-2, Level 3 and is offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that this encryptor family will provide fully interoperable operations between office and field environments. The Company expects to field test the 72B, complete the FIPS 140 certification and demonstrate the product to several potential customers during the remainder of 2012.

On-going research and development in support of product improvements and application variants also is expected to continue during the last half of fiscal 2012. TCC completed customer verification testing of the multi-interface upgrade to the DSD72A-SP encryptor in January 2012. This product upgrade allows the 72A, used by many countries for their bulk encryption requirements, to integrate with new generation radios and multiplexers that have multiple, selectable interfaces. In addition, an upgrade program for the widely used CSD3324SE Secure Telephone, which is expected to expand its features to meet the market for secure phone-to-radio communications, was initiated in late 2011 and is continuing during 2012.

These major development programs have and will continue to require engineering staff, contractors and outside engineering services to be added. The Company has sufficient physical resources to support the added staff and outside resources and believes that adequate technical resources exist in the Boston area to meet these needs. The Company believes it has sufficient financial resources, including its cash reserves and future cash from operations, to fund these development programs.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 24, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On February 6, 2012, the Company held its Annual Meeting of Stockholders at the Company’s corporate headquarters in Concord, Massachusetts. At that meeting, two directors were elected to serve on the Board of Directors as Class III directors for a term of three years expiring at the 2015 Annual Meeting of Stockholders. Carl H. Guild, Jr. received 749,572 votes in favor and 26,999 votes were withheld and Thomas E. Peoples received 681,325 votes in favor and 95,246 votes were withheld. Messrs. Guild and Peoples are joined by Mitchell B. Briskin and Francisco F. Blanco on the Board of Directors of the Company. The shareholders, in a non-binding vote, approved the compensation paid to the Company’s named executive officers as disclosed in the Proxy Statement. The resolution received 743,312 votes in favor, 23,801 votes against, 9,558 votes abstained and there were 875,921 broker non-votes. Also at the meeting, stockholders voted to ratify the appointment of McGladrey & Pullen, LLC as the independent registered public accounting firm for the Company for the fiscal year ending September 29, 2012. McGladrey & Pullen, LLC received 1,644,711 votes in favor of its appointment, 4,430 votes against and 3,351 shares were not voted.

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

1.01.CAL	XBRL Taxonomy Calculation Linkbase Document

101. LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 8, 2012	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 8, 2012	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer