Form 10-Q
period 2012-06-23
TECHNICAL COMMUNICATIONS CORP
filed 2012-08-07
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 23, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,832,287 shares of Common Stock, $0.10 par value, outstanding as of August 3, 2012.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 23, 2012	September 24, 2011
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$4,353,142	$9,231,717
Marketable securities	4,509,531	—
Accounts receivable - trade, less allowance of $25,000 at June 23, 2012 and September 24, 2011	159,033	867,717
Inventories	2,761,414	3,278,914
Income taxes receivable	633,939	350,074
Deferred income taxes	498,771	498,771
Other current assets	260,395	138,888

Total current assets	13,176,225	14,366,081

Equipment and leasehold improvements	4,041,030	3,892,171
Less: accumulated depreciation and amortization	(3,577,760)	(3,415,750)

Equipment and leasehold improvements, net	463,270	476,421

Total Assets	$13,639,495	$14,842,502

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$269,745	$313,101
Customer deposits	44,559	133,495
Accrued liabilities:
Accrued compensation and related expenses	371,246	648,706
Accrued expenses	216,370	314,296

Total current liabilities	901,920	1,409,598

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,832,287 and 1,827,319 shares issued and outstanding at June 23, 2012 and September 24, 2011, respectively	183,229	182,732
Additional paid-in capital	3,521,516	3,312,512
Accumulated other comprehensive loss	(3,275)	—
Retained earnings	9,036,105	9,937,660

Total stockholders’ equity	12,737,575	13,432,904

Total Liabilities and Stockholders’ Equity	$13,639,495	$14,842,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 23, 2012	June 25, 2011

Net sales	$733,693	$4,022,624
Cost of sales	161,482	765,787

Gross profit	572,211	3,256,837

Operating expenses:
Selling, general and administrative	788,335	767,050
Product development	1,350,170	879,260

Total operating expenses	2,138,505	1,646,310

Operating income (loss)	(1,566,294)	1,610,527

Other income:
Interest income	5,494	610

Income (loss) before provision (benefit) for income taxes	(1,560,800)	1,611,137

Provision (benefit) for income taxes	(645,941)	610,817

Net income (loss)	$(914,859)	$1,000,320

Net income (loss) per common share:
Basic	$(0.50)	$0.55
Diluted	$(0.50)	$0.54

Weighted average shares:
Basic	1,832,287	1,826,571
Diluted	1,832,287	1,868,608

Dividends paid per common share:	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 23, 2012	June 25, 2011

Net sales	$6,791,104	$9,864,870
Cost of sales	1,580,321	1,925,677

Gross profit	5,210,783	7,939,193

Operating expenses:
Selling, general and administrative	2,525,293	2,166,206
Product development	3,299,024	2,736,361

Total operating expenses	5,824,317	4,902,567

Operating income (loss)	(613,534)	3,036,626

Other income:
Interest income	8,591	1,947

Income (loss) before provision (benefit) for income taxes	(604,943)	3,038,573

Provision (benefit) for income taxes	(252,857)	1,024,564

Net income (loss)	$(352,086)	$2,014,009

Net income (loss) per common share:
Basic	$(0.19)	$1.10
Diluted	$(0.19)	$1.07

Weighted average shares:
Basic	1,829,363	1,826,226
Diluted	1,829,363	1,877,251

Dividends paid per common share:	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 23, 2012	June 25, 2011

Operating Activities:
Net income (loss)	$(352,086)	$2,014,009

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	179,960	158,223
Share-based compensation	190,002	254,710
Deferred income taxes	—	(138,142)

Changes in certain operating assets and liabilities:
Accounts receivable	708,684	124,700
Inventories	517,500
Accrued interest receivable	(26,322)
Income taxes receivable	(283,865)	(344,110)
Other current assets	(121,507)	(28,312)
Customer deposits	(88,936)	(169,339)
Accounts payable and other accrued liabilities	(418,742)	(1,408,147)

Net cash provided by operating activities	304,688	463,592

Investing Activities:
Additions to equipment and leasehold improvements	(148,859)	(218,722)
Proceeds from maturities of marketable securities	292,000	—
Purchases of marketable securities	(4,796,435)	—

Net cash used in investing activities	(4,653,294)	(218,722)

Financing Activities:
Proceeds from exercise of stock options	19,500	4,720
Dividends paid	(549,469)	(547,926)

Net cash used in financing activities	(529,969)	(543,206)

Net decrease in cash and cash equivalents	(4,878,575)	(298,336)

Cash and cash equivalents at beginning of the period	9,231,717	11,033,542

Cash and cash equivalents at the end of the period	$4,353,142	$10,735,206

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	30,000	2,190,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2012.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 24, 2012 and December 24, 2011 and its Annual Report on Form 10-K for the fiscal year ended September 24, 2011 as filed with the SEC.

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

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Investment Securities

The Company accounts for investment securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All investment securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company holds certain marketable securities classified as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale.

Other comprehensive income is as follows, for the three and nine month periods (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months
Change in net unrealized loss on available-for-sale securities	$(9,469)	$(3,275)	—	—

The component of accumulated other comprehensive income is as follows for the three and nine month periods ended (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months
Net unrealized loss on available-for-sale securities	$(9,469)	$(3,275)	—	—

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of June 23, 2012 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Any such adjustment could materially impact our financial position and results of operation.

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

The Company’s available-for-sale securities are comprised of investments in municipal bonds, brokered certificates of deposit and mutual funds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poors, Bloomberg, etc), or in the case of mutual funds at its closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three and nine months ended June 23, 2012 and June 25, 2011 there were no transfers between levels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of June 23, 2012 and September 24, 2011, in accordance with the fair value hierarchy as defined above (unaudited):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 23, 2012

Debt and certificates of deposits:
Municipal bonds	$1,933,222	$—	$1,933,222
Certificates of deposit	2,576,309	—	2,576,309

Total debt instruments	4,509,531	—	4,509,531

Mutual funds:
Money market funds	3,482,595	3,482,595	—

Total mutual funds	3,482,595	3,482,595	—

Total investments	$7,992,126	$3,482,595	$4,509,531

September 24, 2011

Mutual funds:
Money market funds	8,478,891	8,478,891	—

Total mutual funds	8,478,891	8,478,891	—

Total investments	$8,478,891	$8,478,891	$—

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of June 23, 2012 and September 24, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three and nine months ended June 23, 2012 and June 25, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three and Nine Months Ended
	June 23, 2012	June 25, 2011

Option term	6.5 years	5 to 6.5 years
Risk-free interest rate	0.83 to 0.94%	1.3% to 2.4%
Stock price volatility	68%	70% to 73%
Dividend yield	4%	0% to 4.0%

There were 17,000 options, with a weighted average fair value of $4.47, granted during the nine months ended June 23, 2012 and 160,165 options, with a weighted average fair value of $5.46, granted during the nine months ended June 25, 2011.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and nine month periods ended June 23, 2012 and June 25, 2011 (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months

Cost of sales	$4,065	$12,192	$4,303	$15,767
Selling, general and administrative expenses	61,111	88,980	75,649	113,470
Product development expenses	29,358	88,830	37,434	125,473

Total share-based compensation expense before taxes	$94,534	$190,002	$117,386	$254,710

As of June 23, 2012 and June 25, 2011, there was $521,669 and $744,639, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 3.2 years.

The Company had the following stock option plans outstanding as of June 23, 2012: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 268,852 options were outstanding at June 23, 2012. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of June 23, 2012, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 37,157 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 46,036 shares available for grant under the 2010 Equity Plan.

The following table summarizes stock option activity during the first nine months of fiscal 2012 (unaudited):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at September 24, 2011	263,052	$8.81	7.77 years
Grants	17,000	9.66
Cancellations	(6,000)	9.34
Exercises	(5,200)	3.75

Outstanding at June 23, 2012	268,852	$8.95	7.21 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 23, 2012 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 0.01 - $ 1.00	600	0.89	$0.99	600	$0.99
$ 2.01 - $ 3.00	15,288	3.21	$3.00	15,288	$3.00
$ 3.01 - $ 4.00	21,600	4.11	$3.73	21,600	$3.73
$ 4.01 - $ 5.00	16,900	6.50	$4.90	14,700	$4.90
$ 5.01 - $10.00	64,700	7.01	$7.55	54,100	$7.61
$10.01 - $15.00	149,764	8.25	$11.41	38,044	$11.15

	268,852	7.21	$8.95	144,332	$7.17

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 23, 2012 and June 25, 2011 was $277,555 and $256,799, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	June 23, 2012	September 24, 2011
	(unaudited)

Finished goods	$8,015	$404,233
Work in process	967,039	1,241,470
Raw materials	1,786,360	1,633,211

	$2,761,414	$3,278,914

NOTE 3.	Income Taxes

During the three and nine months ended June 23, 2012, the Company recorded an income tax benefit based on its expected effective tax rate for its 2012 fiscal year. The Company revised its effective tax rate from 41% to 41.8% during the three months ended June 23, 2012 based on a revision of the full year pre-tax forecast in the third fiscal quarter of 2012. The effective tax rate for fiscal year 2012 has not taken any benefit for the federal research credit beyond December 31, 2011.

During the three and nine months ended June 25, 2011, the Company recorded an income tax benefit based on its expected effective tax rate for the 2011 fiscal year, which was adjusted by an unutilized federal research credit from the 2010 fiscal year. Tax legislation extended the federal research credit, which was effective through the end of calendar year 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months

Net (loss) income	$(914,859)	$(352,086)	$1,000,320	$2,014,009

Weighted average shares outstanding - basic	1,832,287	1,829,363	1,826,571	1,826,226
Dilutive effect of stock options	—	—	42,037	51,025

Weighted average shares outstanding - diluted	1,832,287	1,829,363	1,868,608	1,877,251

Basic net (loss) income per share	$(0.50)	$(0.19)	$0.55	$1.10
Diluted net (loss) income per share	$(0.50)	$(0.19)	$0.54	$1.07

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 268,852 at June 23, 2012 and 162,665 at June 25, 2011.

NOTE 5.	Major Customers and Export Sales

During the quarter ended June 23, 2012, the Company had three customers that represented 83% (42%, 24% and 17%, respectively) of net sales as compared to the quarter ended June 25, 2011, during which two customers represented 93% (78% and 15%, respectively) of net sales. During the nine months ended June 23, 2012, the Company had one customer that represented 84% of net sales as compared to the nine months ended June 25, 2011, during which two customers represented 82% (66% and 16%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months

Domestic	$377,292	$5,907,328	$3,891,509	$9,661,629
Foreign	356,401	883,776	131,115	203,241

Total sales	$733,693	$6,791,104	$4,022,624	$9,864,870

The Company sold products into six countries during the nine month period ended June 23, 2012 and five countries during the nine months ended June 25, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months
Saudi Arabia	34.6%	37.7%	—	29.5%
Jordan	0.3%	35.7%	—	1.6%
Egypt	50.2%	20.2%	—	—
Thailand	14.2%	5.7%	—	—
France	—	—	36.9%	23.8%
Bahrain	0.7%	0.3%	63.1%	43.2%
Other	—	0.4%	—	1.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 23, 2012		June 25, 2011
	3 months	9 months	3 months	9 months

North America
(excluding the U.S.)
(excluding the U.S.)	—	—	—	—
Central and South America	—	0.3%	—	—
Europe	—	—	36.9%	25.7%
Mid-East and Africa	85.8%	93.9%	63.1%	74.3%
Far East	14.2%	5.8%	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of June 23, 2012, available-for-sale securities consisted of the following (unaudited):

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses

Money market funds	$504,000	$—	$—	$—	$504,000
Certificates of deposit	2,591,000	3,000	—	18,000	2,576,000
Investment grade municipal securities	1,895,000	23,000	15,000	—	1,933,000

	$4,990,000	$26,000	$15,000	$18,000	$5,013,000

The contractual maturities of these investments as of June 23, 2012 were as follows (unaudited):

	Cost	Fair Value

Within 1 year	$1,846,000	$1,842,000
After 1 year through 5 years	2,908,000	2,929,000
After 5 years through 10 years	236,000	242,000

	$4,990,000	$5,013,000

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

	June 23, 2012	September 24, 2011
	(unaudited):
Cash and cash equivalents	$504,000	$—
Marketable securities	4,509,000	—

	$5,013,000	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Reports on Form 10-Q for the quarters ended March 24, 2012 and December 24, 2011 and its Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

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

Results of Operations

Three Months ended June 23, 2012 as compared to Three Months ended June 25, 2011

Net Sales

Net sales for the quarter ended June 23, 2012 were $734,000, as compared to $4,023,000 for the quarter ended June 25, 2011, a decrease of 82%. Sales for the third quarter of fiscal 2012 consisted of $377,000, or 51%, from domestic sources and $357,000, or 49%, from international customers as compared to the same period in fiscal 2011, during which sales consisted of $3,892,000, or 97%, from domestic sources and $131,000, or 3%, from international customers.

Foreign sales consisted of shipments to five countries during the quarter ended June 23, 2012 and two countries during the quarter ended June 25, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2012 and 2011:

	2012	2011

Egypt	$179,000	$—
Saudi Arabia	123,000	—
Thailand	51,000	—
France	—	83,000
Bahrain	2,000	48,000
Other	2,000	—

	$357,000	$131.000

Revenue for the third quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $311,000 and to an additional domestic customer amounting to $55,000. In addition, we sold spare parts to two foreign customers amounting to $229,000 and we had sales of our frame relay and internet protocol encryptor products to two customers amounting to $122,000.

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

Gross Profit

Gross profit for the third quarter of fiscal 2012 was $572,000 as compared to gross profit of $3,257,000 for the same period of fiscal 2011. Gross profit expressed as a percentage of sales was 78% for the third quarter of fiscal 2012 and 81% for the third quarter of fiscal 2011. The decrease in the gross profit percentage was primarily the result of slightly lower margin sales during the quarter ended June 23, 2012.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2012 were $788,000, as compared to $767,000 for the same quarter in fiscal 2011. This increase of 3% was attributable to an increase in selling and marketing expenses of $88,000, offset by a decrease in general and administrative expenses of $67,000, during the third quarter of the 2012 fiscal year.

The increase in selling and marketing costs for the three months ended June 23, 2012 was attributable to increases in personnel-related costs, travel expenses, product demonstration costs and bid and proposal costs of $32,000, $23,000, $16,000 and $8,000, respectively. There was also an increase in engineering sales support expenses of $22,000, as well as an increase in outside commissions and sales and marketing agreements of $37,000. These increases were slightly offset by decreases in product evaluation costs and outside consulting costs of $42,000 and $11,000, respectively.

The decrease in general and administrative costs during the third quarter of 2012 was primarily attributable to a decrease in personnel-related costs of $59,000 and a decrease in professional fees of $10,000.

Product Development Costs

Product development costs for the quarter ended June 23, 2012 were $1,350,000, compared to $879,000 for the quarter ended June 25, 2011, an increase of $471,000 or 54%. The increase was attributable to project development cost increases in outside contractor costs of $473,000 and material costs of $61,000. There was also an increase in recruiting costs of $31,000 during the third quarter of fiscal 2012. The increase was partially offset by decreases in personnel-related costs of $47,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $57,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the third quarters of fiscal 2012 and fiscal 2011.

Net Income

The Company generated a net loss of $915,000 for the third quarter of fiscal 2012, as compared to net income of $1,000,000 for the same period of fiscal 2011. This 192% decrease in net income is primarily attributable to an 82% decrease in sales volume and a 54% increase in product development expenses during the third quarter of fiscal 2012. The Company recorded an income tax benefit of $646,000 during the third quarter of fiscal 2012 based on its expected effective tax rate of 41.8% for the 2012 fiscal year. This compares to a tax provision of $611,000 recorded in the three month period ended June 25, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 23, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine Months ended June 23, 2012 as compared to Nine Months ended June 25, 2011

Net Sales

Net sales for the nine months ended June 23, 2012 were $6,791,000, as compared to $9,865,000 for the nine months ended June 23, 2011, a decrease of 31%. Sales for the nine months ended June 23, 2012 consisted of $5,907,000, or 87%, from domestic sources and $884,000, or 13%, from international customers as compared to the same period in fiscal 2011, during which sales consisted of $9,662,000, or 98%, from domestic sources and $203,000, or 2%, from international customers.

Foreign sales consisted of shipments to six countries during the nine months ended June 23, 2012 and four countries during the nine months ended June 25, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2012 and 2011:

	2012	2011

Saudi Arabia	$333,000	$60,000
Jordan	316,000	3,000
Egypt	179,000	—
Bahrain	2,000	88,000
France	—	48,000
Other	54,000	4,000

	$884,000	$203,000

Revenue for the nine months ended June 23, 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,682,000 and to an additional domestic customer amounting to $113,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to three customers amounting to $225,000. We also had sales of our link encryptors into the Middle East for $93,000 and we sold spare parts to three foreign customers amounting to $287,000.

Revenue for the first nine months of fiscal 2011 was derived in part from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $6,480,000, shipments of our high speed bulk encryptors amounting to $1,631,000 under a contract with a domestic customer and the final shipment of products under a contract with the U.S. Army, Communications and Electronics Command during the period amounting to $610,000. We also had sales of our link encryptors to a domestic customer for use in a Middle Eastern country of $611,000 and billings under programs for engineering services work amounting to $164,000 for the nine month period ended June 25, 2011.

Gross Profit

Gross profit for the nine months ended June 23, 2012 was $5,211,000 as compared to gross profit of $7,939,000 for the same period of fiscal 2011, a decrease of 34%. Gross profit expressed as a percentage of sales was 77% for the nine months ended June 23, 2012 and 80% for the same period of fiscal 2011. The decrease in the gross profit percentage was primarily the result of slightly lower margin sales during the nine months ended June 23, 2012.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2012 were $2,525,000, as compared to $2,166,000 for the same period in fiscal 2011. This increase of 17% was attributable to an increase in selling and marketing expenses of $441,000, which was partially offset by a decrease in general and administrative expenses of $82,000.

The increase in selling and marketing costs for the nine months ended June 23, 2012 was attributable to increases in personnel-related costs of $81,000, travel costs of $57,000 and product demonstration costs of $21,000. There was also an increase in engineering sales support expenses of $62,000, as well as an increase in outside commissions and sales and marketing agreements of $38,000. Costs to develop new business opportunities, including large efforts in Colombia and Egypt, increased by $194,000 during the nine month period ending June 23, 2012.

The decrease in general and administrative costs during the first three quarters of 2012 was primarily attributable to decreases in personnel-related costs of $124,000, which were partially offset by increases in professional fees of $10,000, charitable contributions of $20,000 and investor relation and other public company related costs of $9,000.

Product Development Costs

Product development costs for the nine months ended June 23, 2012 were $3,299,000, compared to $2,736,000 for the nine months ended June 25, 2011, an increase of $563,000 or 21%. This increase was primarily attributable to increases in outside contractor costs of $1,009,000, recruiting costs of $81,000 and project material costs of $86,000. These increases were partially offset by decreases in personnel-related costs of $161,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $463,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first nine months of fiscal 2012 and $164,000 generated during the same period of fiscal 2011.

Net Income

The Company generated a net loss of $352,000 for the first nine months of fiscal 2012, as compared to net income of $2,014,000 for the same period of fiscal 2011. This decrease in net income is primarily attributable to a 31% decrease in sales and a 19% increase in operating expenses during the first nine months of fiscal 2012. The Company recorded an income tax benefit of $253,000 during the first nine months of fiscal 2012 based on its expected effective tax rate of 41.8% for the 2012 fiscal year. This compares to an income tax provision of $1,025,000 recorded in the nine month period ended June 25, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 23, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $4,879,000 to $4,353,000 as of June 23, 2012, from a balance of $9,232,000 at September 24, 2011. This decrease was primarily attributable to the investment of cash in short-term marketable securities of $4,796,000, the payment of cash dividends of $549,000, capital acquisitions of $149,000, a net loss of $352,000 and a decrease in accounts payable and accrued expenses of $419,000 during the first nine months of fiscal 2012. These decreases were partially offset by increases in accounts receivable and inventory of $709,000 and $518,000, respectively. The decreases were also offset by the proceeds from the maturity of marketable securities of $292,000.

We have received additional orders from Raytheon Company during the first nine months of fiscal 2012 for our high speed bulk encryptors as part of a Patriot Missile upgrade program in Taiwan amounting to $1.2 million. This order is expected to ship over the next 12 months.

During the first nine months of fiscal 2012, the Company paid cash dividends of $549,000. The payment of these dividends was based on the profits generated by the Company during prior periods. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

Backlog at June 23, 2012 and June 25, 2011 amounted to $1,316,000 and $1,807,000, respectively. The orders in backlog at June 23, 2012 are expected to ship over the next six months depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during the nine months ended June 23, 2012 or the fiscal year ended September 24, 2011.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 23, 2012 the Company had one outstanding letter of credit amounting to $17,883, which is secured by a cash certificate of deposit. At September 24, 2011 there were no outstanding standby letters of credit. The Company secures its outstanding standby letters of credit with the line of credit facility with the Bank.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 23, 2012 and March 26, 2011 was $120,000. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In the first nine months of fiscal 2012, the Company invested $3,299,000 in internal product development, which is consistent with our plan to increase development investments in fiscal 2012 as compared to fiscal 2011 by approximately 35%. Our plan includes continuing evaluations of several technical options for enhancing the DSP 9000 universal radio encryption product line, which may include cryptography modifications, hardware and software changes, new application driven packages, encryption software modules and partnering with radio manufacturers to incorporate imbedded solutions.

During the final quarter of fiscal 2012, the Company expects to complete the initial development and introduce the CX7211, the first in a family of advanced 100Mb/s to 1 GB/s internet protocol encryptors that will service private network markets for government, military and satellite users. This product line is intended to provide configurable wire speed performance to 1000Mb/s in full duplex, certified to FIPS-140-2, Level 3 performance and remote KEYNET IP management. The Company expects that the configurable performance technology of the CX7211 will allow the customer, as its network requirements grow, to purchase and receive additional capacity that is needed without disruption to the customer’s network equipment or implementation delays.

In fiscal 2011, the Company completed systems testing of the 72B, a new high speed, SONET/SDH optical encryptor that provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with FIPS-140-2, Level 3 and is offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that this encryptor family will provide fully interoperable operations between office and field environments. The Company expects to field test the 72B, complete the FIPS 140 certification and demonstrate the product to several potential customers during the remainder of calendar 2012.

On-going research and development in support of product improvements and application variants also is expected to continue during the remainder of fiscal 2012 and into 2013. TCC completed customer verification testing of the multi-interface upgrade to the DSD72A-SP encryptor in January 2012. This product upgrade allows the 72A, used by many countries for their bulk encryption requirements, to integrate with new generation radios and multiplexers that have multiple, selectable interfaces. In addition, an upgrade program for the widely used CSD3324SE Secure Telephone, which is expected to expand its features to meet the market for secure phone-to-radio communications, was initiated in late 2011 and has continued during 2012.

Although research and development on network products will continue in 2013, the emphasis during that period will be on product introductions, customer field tests and product customizations in support of the unique demands of our market space. It is also expected that product development in the radio encryption and telephony product lines will be expanded during 2013.

These major development programs have and will continue to require additional engineering staff, contractors and outside engineering services. The Company has sufficient physical resources to support the added staff and outside resources and believes that adequate technical resources exist in the Boston area to meet these needs. The Company believes it has sufficient financial resources, including its cash reserves and future cash from operations, to fund these development programs.

Other than those stated above, there are no plans for significant internal product development or significant capital expenditures during the remainder of fiscal 2012.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 23, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 7, 2012	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 7, 2012	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer