Form 10-K
period 2012-09-29
TECHNICAL COMMUNICATIONS CORP
filed 2012-12-21
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing price as of March 24, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16,773,118.

The number of shares of the registrant’s common stock, par value $ 0.10 per share, outstanding as of December 14, 2012 was 1,838,716.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2013 Annual Meeting of Shareholders to be held February 11, 2013 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 29, 2012

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

2012 Highlights and Recent Events

The Company experienced a slowdown in sales during fiscal 2012 principally driven by delays in the receipt of certain key contracts for Mid-East customers. This situation was a result of the political unrest in the region, which diverted foreign government attention to domestic issues. We expect that these market areas will recover during the next 18 months and the Company hopes to experience increased demand for communications security due to the turnover in governing administrations.

During fiscal 2012, TCC delivered its DSP9000 universal radio encryption system for use in Afghanistan, its DSD72A-SP military grade network encryptors for use in Taiwan and its TCC CX series encryptors for use in private satellite communications systems. TCC also continued its commitment to internal product development by completing key milestones in the expansion of our SONET/STM and IP network product lines.

Revenues in fiscal 2012 were $8,117,000 with a net loss of $841,000 or $0.46 per share. The fiscal 2012 results are largely due to the continuing slowdown in sales of our encryption products for foreign military networks, partially offset by strong sales for radio applications. TCC’s backlog at the end of the year was $315,000 and was $1,773,000 as of December 7, 2012.

In fiscal 2012, TCC delivered $5.7 million of its DSP 9000 universal radio encryption systems for use by both the coalition and indigenous forces in Afghanistan. TCC’s DSP 9000 family of radio encryption products is a large success in many countries where the need for high quality, ruggedized encryption is required for secure communication over the HF, UHF and VHF radio bands. The DSP 9000 products have the very attractive feature of mating to a wide variety of radios, providing end-to-end security between differing regions, vehicles and forces that may be using radios produced by different manufacturers. We believe that the DSP 9000 system provides a universal encryption solution that is readily deployable, cost effective and adaptable to meet unique user requirements.

TCC also delivered $1.2 million of network encryptors to Raytheon Company for deployment in the Republic of China (Taiwan) with the Patriot Air Defense System in fiscal 2012. This equipment is from TCC’s DSD 72A-SP product line of high performance encryptors used worldwide in tactical and strategic networks requiring strong encryption security and high reliability. The equipment delivered for Taiwan provides network encryption equipment for system expansion.

Revenues from these sales during fiscal 2012 were used to fund the Company’s planned increase in research and development that began in fiscal 2011. This increased internal product development was focused on the development of new products to provide platforms for future growth and a basis for collaboration with OEMs.

TCC initiated the development of a low cost, battery-powered, pocket encryptor to be compatible with our DSP 9000 system and capable of interoperating with essentially all VHF and HF radios during the year. This encryptor, called the HSE 6000, is designed to respond to the many customer requests for a man-borne solution that provides universal encryption capability and is now available as a commercially available solution for military, border patrol, and police forces.

TCC also completed development of new DSD 72A-SP equipment upgrades that allow customers to use new radios, multiplexers and switches in its 2012 fiscal year. In 2011, a new multi-interface system designed to give users the capability of matching a single encryptor to a multiple interface radio was successfully tested by a major user. Procurement of this system up-grade was expected in 2012 but, as mentioned above, has been delayed due to political unrest. Current expectations are that the procurement will proceed in 2013.

For future military network security requirements, TCC completed the development of a very high speed version of the DSD 72A capable of speeds of 155mbs and 622mbs (STM1 and STM4) over fiber optic and electrical interfaces. Customer field tests of TCC’s new STM encryptors were successfully completed in fiscal 2012 and we expect that users of the DSD 72A system will consider these devices for their upcoming network expansions.

Products and Services

The products described below are currently available and provide communications security solutions for mission-critical networks, voice and facsimile, centralized key and device management, and military ciphering applications.

The Government Systems product line has traditionally been the Company’s core product base and has generated 95% of revenue for the Company over the previous two fiscal years. These products have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of future revenues.

The Company’s Secure Office Systems product line primarily consists of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although these products are readily available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. We have also developed new products for the line, beginning with the introduction in 2005 of a new secure wireless mobile phone, the first in a new line of secure wireless products. During 2007, we introduced a new flip phone model, during 2009 we introduced a new keyboard/PDA secure wireless phone and a new desktop encryptor, and in 2012 we introduced an IP-based phone to this product line. The market for the secure wireless mobile phones continues to develop modestly.

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

Government Systems

The Company’s High Speed Data Encryptor is a rugged military system that provides a high level of cryptographic security for data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and integrates into existing networks. Reliable secure communication is achieved with communication synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems. In October 2010, TCC announced the introduction of a new family of high speed SONET/SDH encryptors capable of operating on fiber optic networks. These encryptors have been designed to meet a wide range of environmental and operational requirements and have been shown to provide a high level of security in a wide range of deployment conditions.

The Company’s Narrowband Radio Security family of products offers strategic security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, we believe these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options and the products are compatible with the Company’s secure telephone systems to enable “office-to-field” communications.

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

The CipherTalk® 8000 and CipherSMS® secure wireless products are designed to provide encrypted mobile communications anywhere in the world. With multi-band radio interfaces, these products operate in the North American, Latin American, and European regions, as well as the Asian and Australian regions. Integrated on leading mobile device platforms, they contain the latest in mobile productivity functionality as well as standard cell phone operation. The CipherTalk 8000 is the inaugural product in the Company’s new line of secure wireless products first introduced in 2005. During fiscal 2012 the Company introduced a new IP-based secure wireless product, which is designed to set up secure calls with all GSM bands, GPRS, EDGE, and 3G. In addition, it can establish secure calls connecting directly to the Internet via Wi-Fi, USB and satellite links, all without need for a SIM card.

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

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Motorola Solutions, Inc., General Dynamics Corporation, Omnisec AG, Cisco Systems, Inc., SafeNet, Inc. and Alcatel-Lucent.

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

Sales and Backlog

In fiscal 2012, the Company had two customers representing 85% of total net sales. These sales consisted of sales of our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 70% of sales and sales of our bulk encryptors to Raytheon for a Patriot Missile upgrade program in Taiwan representing 15% of sales. In fiscal year 2011, the Company had two customers representing 82% of total net sales. These sales consisted of sales of our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 67% of sales and sales of our bulk encryptors to Raytheon for a Patriot Missile upgrade program in Taiwan representing 15% of sales.

The Company sells directly to customers, original equipment manufacturers (“OEMs”) and value-added resellers using its in-house sales force as well as domestic and international representatives, consultants and distributors. International sales are made primarily through our main office. We seldom have long-term contractual relationships with our customers and, therefore, generally have no assurance of a continuing relationship within a given market.

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 29, 2012 and September 24, 2011 was approximately $315,000 and $5,190,000, respectively.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2012 were and historically have been immaterial. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with applicable laws.

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

TCC has been designing and producing secure, cryptography-based communications systems for over 50 years, during which time the Company has developed many technology techniques and practices. This expertise and experience is in the areas of cryptographic algorithm design and implementation, key distribution and management systems, cryptographic processors, voice and fax encryption and electronic hardware design. TCC relies on its internal technical expertise and experience, which TCC considers to be proprietary. These proprietary technologies are owned by TCC, are under TCC’s control, and have been documented consistent with standard engineering practices. It is estimated that the majority of sales during the past two years and during the next two years will be of products that are based upon TCC-proprietary designs.

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

During the years ended September 29, 2012 and September 24, 2011, the Company spent $4,421,000 and $3,530,000, respectively, on internal product development. In fiscal 2012, the Company’s internal product development expenses were higher than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. It is expected that development expenses will decrease by about 25% in fiscal 2013 as compared to fiscal 2012.

By the middle of fiscal 2013, the Company anticipates the development of three new products and expects to reorient its development investment toward collaborative product developments with major OEMs. Initial work began in 2012 to establish these technical partnerships and we expect that full-scale development will begin in mid-2013. The resulting products will be imbedded proprietary encryption solutions which will significantly enhance the value of the OEMs products and allow TCC encryption to be carried to the market by major equipment providers.

In 2012, TCC completed systems testing and initiated field testing of our high speed SONET/SDH optical encryptor called the 72B, which provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with the Federal Information Processing Standard (“FIPS”) level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

Also in 2012, TCC substantially completed development of the HSE 6000, a low cost, battery powered man-borne encryptor that provides highly secure communications between personnel and base command units. The HSE 6000 is designed for the rugged environments of military and police operations and can function with most VHF and HF radios systems. The HSE 6000 can interoperate with the TCC DSP 9000 Radio Encryption System which is deployed extensively throughout the world. Customer field testing is expected to begin in early 2013.

In 2011, TCC began development of an advanced, 100Mbs through 1Gbs family of IP encryptors and the KeyNet Optical Management system to service private network markets for government, military and satellite users. This new network product, named the CX7211, is scheduled for installation with initial customers in early 2013. The CX7211 is the first IP encryptor that is expandable, which allows its throughput capacity to be easily increased as network loads increase. TCC believes this feature makes the CX7211 very cost-effective for new installations and very easy to expand when the market demands it.

Foreign Operations

The Company is dependent upon its foreign sales. Although foreign sales were more profitable than domestic sales during fiscal years 2012 and 2011 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2012 and 2011, sales directly to international customers accounted for approximately 11.8% and 2.4%, respectively, of our net sales. During those periods a significant portion of domestic sales (70% and 67%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. In addition, we completed shipments of products delivered to the Government of Egypt representing 5% of sales under a contract with the U.S. Army during the 2011 fiscal year. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in foreign currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using foreign representatives, consultants and distributors

•	the uncertainty of the ability of foreign customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls and other trade restrictions

•	the difficulty of managing and operating an enterprise spanning several countries

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and

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

Employees

As of September 29, 2012, the Company employed 34 full-time employees and two part-time employees, as well as several full and part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 29, 2012 and subsequent quarterly reports filed with the SEC.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2012 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2011. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 29, 2012.

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

As of December 14, 2012, we employed 35 full-time and two part-time employees as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each renewal term. Rent expense for the years ended September 29, 2012 and September 24, 2011 was $165,000 and $159,000, respectively. On September 30, 2011, the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

Item 3.	LEGAL PROCEEDINGS

There are no current legal proceedings as to which TCC or its subsidiary is a party or as to which any of their property is subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, $0.10 par value, began trading on the NASDAQ Capital Market on July 14, 2010 under the symbol “TCCO.” Prior to such date, the common stock was traded on the Over-the-Counter Bulletin Board under the symbol “TCCO.OB.” The following table presents low and high sales prices for the common stock for the time periods specified as reported by The NASDAQ Stock Market, Inc.

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/29/2012	$5.65	$8.81
	6/23/2012	7.30	12.42
	3/24/2012	7.17	12.95
	12/24/2011	6.96	8.24

	9/24/2011	$6.01	$8.65
	6/25/2011	8.02	11.00
	3/26/2011	9.70	13.98
	12/25/2010	9.00	17.00

Holders

As of December 14, 2012, there were approximately 1,250 record holders of our Common Stock.

Dividends

The Company paid cash dividends on its common stock during fiscal years 2012 and 2011 as follows:

Payment Date	Aggregate	Per Share
December 15, 2011	$182,709	$0.10
March 15, 2012	182,889	0.10
June 15, 2012	183,872	0.10
September 14, 2012	183,872	0.10

December 27, 2010	$182,609	$0.10
March 15, 2011	182,609	0.10
June 15, 2011	182,709	0.10
September 15, 2011	182,709	0.10

On December 6, 2012, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend in the aggregate amount of $183,872 is payable in cash on December 28, 2012 to all shareholders of record on December 20, 2012. It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan (as amended and restated), the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, and the Technical Communications Corporation 2001 Stock Option Plan as of the fiscal year ended September 29, 2012. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 29, 2012, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	149,614	(1)	$11.12	53,386

Equity compensation plans not approved by stockholders	95,588	(2)	$5.99	47,028

Total	245,202		$9.12	100,414

(1)	Of the 149,614 options outstanding as of September 29, 2012, 66,204 were exercisable as of such date at an average exercise price of $10.81 per share.
(2)	Of the 95,588 options outstanding as of September 29, 2012, 85,588 were exercisable as of such date at an average exercise price of $5.80 per share.

Sales of Unregistered Securities and Repurchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2012 fiscal year and no repurchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2012 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 29, 2012 and the “Risk Factors” section included herein.

Overview

TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract or made as a sub-contractor to domestic corporations under contract with the U.S. government. However, we have also sold these products to commercial entities and U.S. government agencies. In addition to product sales, we generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.

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

Inventory

We value our inventory at the lower of actual cost (based on first-in, first-out (FIFO)), to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of September 29, 2012 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended September 29, 2012 as compared to year ended September 24, 2011

Net Sales

Net sales for the years ended September 29, 2012 and September 24, 2011 were $8,117,000 and $12,102,000, respectively, a decrease of $3,985,000 or 33%. Sales for fiscal 2012 consisted of $7,160,000, or 88%, from domestic sources and $957,000, or 12%, from international customers as compared to fiscal 2011, in which sales consisted of $11,808,000, or 98%, from domestic sources and $294,000, or 2%, from international customers.

Foreign sales consisted of shipments to seven different countries during the year ended September 29, 2012 and six different countries during the year ended September 24, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2012	2011
Saudi Arabia	$406,000	$60,000
Jordan	316,000	4,000
Egypt	179,000	—
Thailand	51,000	90,000
Bahrain	2,000	88,000
France	—	48,000
Other	3,000	4,000

	$957,000	$294,000

Revenue for the year ended September 29, 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,710,000 and to an additional domestic customer amounting to $113,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to three customers amounting to $225,000 during the year. We also had sales of our link encryptors into the Middle East for $93,000, sold spare parts to three foreign customers amounting to $287,000 and shipped our high speed bulk encryptors amounting to $1,173,000 under a contract with a domestic customer.

Revenue for fiscal 2011 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer amounting to $8,160,000 and to an additional domestic customer amounting to $262,000. Billings under programs for engineering services work amounting to $211,000 also were recognized during the period. In addition, we made the final shipment under a contract with CECOM amounting to $610,000 during fiscal 2011. We also sold our secure data link encryptors to a domestic customer amounting to $630,000 and we shipped our high speed bulk encryptors amounting to $1,710,000 under a contract with a domestic customer.

Gross Profit

Gross profit for fiscal year 2012 was $6,278,000, a decrease of $3,532,000 or 36%, compared to gross profit of $9,810,000 for fiscal year 2011. Gross profit expressed as a percentage of sales was 77% in fiscal year 2012 compared to 81% in the prior year. The decrease in gross profit as a percentage of sales was primarily associated with lower sales volume in fiscal 2012 of our higher margin radio encryptors.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2012 were $3,310,000, compared to $2,813,000 for fiscal 2011. This increase of $497,000 or 18% was attributable to an increase in selling and marketing expenses of $604,000 offset by a decrease in general and administrative expenses of $107,000 during the 2012 fiscal year.

The increase in selling and marketing costs during fiscal 2012 was attributable to increases in product evaluation expenses of $328,000, travel expenses of $51,000, and personnel-related costs of $67,000. Additionally, there were increases in third party sales and marketing agreements of $30,000 and outside sales commissions of $46,000. There were also increases in engineering support costs of $37,000, product demonstration costs of $25,000 and bid and proposal efforts of $13,000 during the period.

The decrease in general and administrative costs during fiscal 2012 was primarily attributable to a decrease in personnel-related costs of $139,000. This decrease was partially offset by an increase in bank and investment fees of $6,000 and charitable contributions of $20,000.

Product Development

Product development costs for fiscal 2012 were $4,421,000, compared to $3,530,000 for fiscal 2011, an increase of $891,000 or 25%. This increase was primarily attributable to increases in outside contractor costs of $1,281,000, recruiting costs of $81,000 and project material costs of $156,000. These increases were partially offset by decreases in personnel-related costs of $136,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $504,000 for the 2012 fiscal year. The increased costs were incurred primarily for the development of the CX7211 high speed internet protocol encryptor.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during fiscal 2012 and $211,000 generated during fiscal 2011.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Although expected to decrease in fiscal 2013, any increase in activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Net Income

The Company generated a net loss of $841,000 for fiscal 2012, as compared to net income of $2,269,000 for fiscal 2011. This decrease in net income is primarily attributable to a 33% decrease in sales and a 22% increase in operating expenses during fiscal 2012. The Company recorded an income tax benefit of $597,000 during fiscal 2012 based on its expected effective tax rate of 41.5% for the 2012 fiscal year. This compares to an income tax provision of $1,200,000 recorded in the year ended September 24, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 29, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $7,176,000 to $2,056,000 as of September 29, 2012, from a balance of $9,232,000 at September 24, 2011. This decrease was primarily attributable to the investment of cash in short-term marketable securities of $5,295,000, the payment of cash dividends of $733,000, capital acquisitions of $193,000, a net loss of $841,000, a decrease in accounts payable and accrued expenses of $616,000 and increases in accounts receivable and income taxes receivable of $513,000 and $509,000, respectively. The decreases were partially offset by the proceeds from the maturity of marketable securities of $626,000 and a decrease in inventory of $646,000.

During fiscal 2012, the Company paid special cash dividends totaling $733,000. The payment of these dividends was based on the profits generated by the Company in recent years. In addition, in December 2012 the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend is payable in cash on December 28, 2012 to all shareholders of record on December 20, 2012. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions.

It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Although expected to decrease in fiscal 2013, any increase in activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

The Company paid $32,000 during the fiscal year ended September 29, 2012 for current tax estimates of its income tax liability for fiscal year 2012. The Company has recorded refundable income taxes of $859,000 as of September 29, 2012.

The Company’s backlog as of September 29, 2012 was approximately $315,000. The orders in backlog are expected to ship during fiscal 2013 depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The Company believes this line of credit agreement provides it with an important external source of liquidity, if necessary. There were no cash borrowings against the line during fiscal years 2012 and 2011.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 29, 2012 the Company had one outstanding letter of credit amounting to $18,000, which is secured by a cash certificate of deposit. At September 24, 2011 there were no outstanding standby letters of credit. The Company generally secures its outstanding standby letters of credit with the line of credit facility with the Bank.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each renewal term. Rent expense for the years ended September 29, 2012 and September 24, 2011 was $165,000 and $159,000, respectively. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

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

During the years ended September 29, 2012 and September 24, 2011, the Company spent $4,421,000 and $3,530,000, respectively, on internal product development. In fiscal 2012, the Company’s internal product development expenses were higher than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. It is expected that development expenses will decrease by about 25% in fiscal 2013 as compared to fiscal 2012.

By the middle of fiscal 2013, the Company anticipates the development of three new products and expects to reorient its development investment toward collaborative product developments with major OEM’s. Initial work began in 2012 to establish these technical partnerships and we expect that full-scale development will begin in mid-2013. The resulting products will be imbedded proprietary encryption solutions which will significantly enhance the value of the OEMs products and allow TCC encryption to be carried to the market by major equipment providers.

In 2012, TCC completed systems testing and initiated field testing of our high speed SONET/SDH optical encryptor called the 72B, which provides full-rate encryption capability at 155mbs and 622mbs speeds. This encryptor is designed to be compliant with the Federal Information Processing Standard (“FIPS”) level 140-2 and is being offered in three configurations covering applications for commercial telecommunications providers through highly ruggedized military and government requirements. TCC expects that the 72B encryptor family will provide fully interoperable operations between office and harsh field environments.

Also in 2012, TCC substantially completed development of the HSE 6000, a low cost, battery powered man-borne encryptor that provides highly secure communications between personnel and base command units. The HSE 6000 is designed for the rugged environments of military and police operations and can function with most VHF and HF radios systems. The HSE 6000 can interoperate with the TCC DSP 9000 Radio Encryption System which is deployed extensively throughout the world. Customer field testing is expected to begin in early 2013.

In 2011, TCC began development of an advanced, 100Mbs through 1Gbs family of IP encryptors and the KeyNet Optical Management system to service private network markets for government, military and satellite users. This new network product, named the CX7211, is scheduled for installation with initial customers in early 2013. The CX7211 is the first IP encryptor that is expandable, which allows its throughput capacity to be easily increased as network loads increase. TCC believes this feature makes the CX7211 very cost-effective for new installations and very easy to expand when the market demands it.

Other than those stated above, there are no plans for significant internal product development in fiscal 2013 and the Company does not anticipate any significant capital expenditures during the year.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income

This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

In the course of its assessment for fiscal year 2012, management identified a control deficiency that was also identified during its assessments for the 2008 through 2011 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2012 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 29, 2012.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2013 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III - Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2012 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated April 4, 2007, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 6, 2007)

10.7	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.8	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)

10.10	Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2008.)

10.11	Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.12	Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.13	Purchase Order from Datron World Communications dated April 21, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.14	Purchase Order from Datron World Communications dated October 15, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.15	Purchase Order from Datron World Communications dated November 29, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.16	Purchase Order from Datron World Communications dated November 30, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.17+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.18	Purchase Order from Datron World Communications dated February 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.)

10.19	Purchase Order from Datron World Communications dated July 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2011.)

10.20	Purchase Order from Raytheon Technical Services Company LLC, a subsidiary of Raytheon Company dated November 2, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2011.)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company

23.1*	Consent of McGladrey LLP

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement
**	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 21, 2012
Carl H. Guild, Jr.

/s/ Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2012
Michael P. Malone

/s/ Mitchell B. Briskin	Director	December 21, 2012
Mitchell B. Briskin

/s/ Thomas E. Peoples	Director	December 21, 2012
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 21, 2012
Francisco F. Blanco

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 29, 2012 and September 24, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,056,311	$9,231,717
Marketable securities	4,668,864	—
Accounts receivable—trade, less allowance of $25,000 at September 29, 2012 and September 24, 2011	1,380,472	867,717
Inventories	2,633,408	3,278,914
Income taxes receivable	859,336	350,074
Deferred income taxes	618,078	498,771
Other current assets	170,729	138,888

Total current assets	12,387,198	14,366,081

Equipment and leasehold improvements	4,084,886	3,892,171
Less accumulated depreciation and amortization	(3,632,288)	(3,415,750)

Equipment and leasehold improvements, net	452,598	476,421

	$12,839,796	$14,842,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,313	$313,101
Accrued liabilities:
Compensation and related expenses	316,751	648,706
Customer deposits	52,372	133,495
Other current liabilities	176,281	314,296

Total current liabilities	712,717	1,409,598

Commitments and contingencies
Stockholders’ equity
Common stock—par value $0.10 per share; 7,000,000 shares authorized, 1,838,716 and 1,827,319 shares issued and outstanding at September 29, 2012 and September 24, 2011, respectively	183,872	182,732
Additional paid-in capital	3,569,731	3,312,512
Accumulated other comprehensive income	10,042	—
Retained earnings	8,363,434	9,937,660

Total stockholders’ equity	12,127,079	13,432,904

	$12,839,796	$14,842,502

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 29, 2012 and September 24, 2011

	2012	2011
Net sales	$8,117,292	$12,102,105
Cost of sales	1,839,784	2,292,426

Gross profit	6,277,508	9,809,679

Operating expenses:
Selling, general and administrative	3,310,044	2,812,761
Product development	4,420,703	3,530,212

Total operating expenses	7,730,747	6,342,973

Operating (loss) income	(1,453,239)	3,466,706
Other income
Investment income	15,363	2,451

(Loss) income before provision for income taxes	(1,437,876)	3,469,157
(Benefit) provision for income taxes	(596,991)	1,199,776

Net (loss) income	$(840,885)	$2,269,381

Net (loss) income per common share
Basic	$(0.46)	$1.24
Diluted	$(0.46)	$1.21
Weighted average shares
Basic	1,832,937	1,826,441
Diluted	1,832,937	1,872,221
Dividends paid per common share	$0.40	$0.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended September 29, 2012 and September 24, 2011

	2012	2011

Net (loss) income	$(840,885)	$2,269,381
Other comprehensive income, net of tax	10,042	—

Comprehensive (loss) income	$(830,843)	$2,269,381

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 29, 2012 and September 24, 2011

	2012	2011
Operating activities:
Net (loss) income	$(840,885)	$2,269,381
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	216,538	214,694
Stock-based compensation	238,860	305,072
Deferred income taxes	(119,307)	(30,270)
Unrealized gain on available for sale securities	10,042	—
Changes in current assets and current liabilities:
Accounts receivable	(512,755)	(736,674)
Inventories	645,506	(665,628)
Income taxes receivable	(509,262)	(350,074)
Other current assets	(31,841)	15,245
Customer deposits	(81,123)	(72,619)
Accounts payable and accrued liabilities	(615,758)	(1,759,359)

Cash used in operating activities	(1,599,985)	(810,232)

Investing activities:
Additions to equipment and leasehold improvements	(192,715)	(265,678)
Proceeds from maturities of marketable securities	626,000	—
Purchases of marketable securities	(5,294,865)	—

Cash used in investing activities	(4,861,580)	(265,678)

Financing activities:
Proceeds from stock issuance	19,500	4,720
Dividends paid	(733,341)	(730,635)

Cash used in financing activities	(713,841)	(725,915)

Net decrease in cash and cash equivalents	(7,175,406)	(1,801,825)
Cash and cash equivalents at beginning of year	9,231,717	11,033,542

Cash and cash equivalents at end of year	$2,056,311	$9,231,717

Supplemental disclosures:
Income taxes paid	$31,849	$3,215,000

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 29, 2012 and September 24, 2011

	2012	2011
Stockholders’ Equity
Shares of common stock:
Beginning balance	1,827,319	1,826,217
Retire treasury shares	(232)
Exercise of stock options	5,200	1,000
Cashless exercise of stock options	6,429	102

Ending balance	1,838,716	1,827,319

Common stock at par value:
Beginning balance	$182,732	$182,622
Retire treasury shares	(23)
Exercise of stock options	1,163	110

Ending balance	183,872	182,732

Additional paid-in capital:
Beginning balance	$3,312,512	$3,003,509
Exercise of stock options	18,336	4,610
Retire treasury shares	23	—
Cashless exercise of stock options	—	(679)
Stock-based compensation	238,860	305,072

Ending balance	3,569,731	3,312,512

Retained earnings:
Beginning balance	$9,937,660	$8,398,914
Dividends paid	(733,341)	(730,635)
Net (loss) income	(840,885)	2,269,381

Ending balance	8,363,434	9,937,660

Other comprehensive income:
Beginning balance	—	—
Unrealized gain on available for sale securities	10,042	—

Ending balance	10,042	—

Total stockholders’ equity	$12,127,079	$13,432,904

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Company Operations

Technical Communications Corporation was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices and systems. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow and the earnings of the Company. Delays in the timing of significant expected sales transactions would have a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures.

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

Notes to Consolidated Financial Statements (continued)

Inventories

The Company values its inventory at the lower of actual cost (based on first-in, first-out (FIFO) method), to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the years ended September 29, 2012 and September 24, 2011.

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

	September 29, 2012	September 24, 2011
Assumptions:
Option life	5 to 6.5 years	5 to 6.5 years
Risk-free interest rate	0.63 % to 0.94%	1.2% to 2.4%
Stock volatility	68%	70% to 73%
Dividend yield	4%	0 to 4%

There were 17,000 options granted during the year ended September 29, 2012 and 162,865 options granted during the year ended September 24, 2011. The following table summarizes share-based compensation costs included in the Company’s consolidated statements of income for the years ended September 29, 2012 and September 24, 2011:

	2012	2011
Cost of sales	$16,582	$20,089
Selling, general and administrative	102,429	127,814
Product development	119,849	157,169

Total share-based compensation expense before taxes	$238,860	$305,072

As of September 29, 2012, there was $457,807 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 2.99 years.

The Company had the following stock option plans outstanding as of September 29, 2012: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 245,202 options were outstanding at September 29, 2012. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

Notes to Consolidated Financial Statements (continued)

As of September 29, 2012, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 47,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan and 53,386 available for grant under the 2010 Equity Plan.

The following tables summarize stock option activity during fiscal years 2011 and 2012:

	Options Outstanding
	Number of Shares			Weighted Average Exercise Price	Weighted Average Contractual Life
	Unvested	Vested	Total
Outstanding, September 25, 2010	39,100	76,188	115,288	$5.23	7.14 years
Grants	148,865	14,000	162,865	11.31
Vested	(46,324)	46,324	—	9.01
Exercises	—	(1,200)	(1,200)	4.25
Cancellations/forfeitures	(10,821)	(3,080)	(13,901)	8.71

Outstanding, September 24, 2011	130,820	132,232	263,052	$8.81	7.77 years
Grants	6,500	10,500	17,000	9.66
Vested	(35,292)	35,292	—	10.34
Exercises	—	(11,629)	(11,629)	4.49
Cancellations/forfeitures	(8,610)	(14,611)	(23,221)	8.36

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years

Information related to the stock options vested or expected to vest as of September 29, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$0.01 - $1.00	600	0.62	$0.99	600	$0.99
$2.01 - $3.00	15,288	2.94	3.00	15,288	3.00
$3.01 - $4.00	16,600	3.82	3.66	16,600	3.66
$4.01 - $5.00	13,400	6.20	4.90	11,200	4.90
$5.01 - $10.00	53,400	6.67	7.47	44,740	7.47
$10.01 - $15.00	145,914	7.99	11.41	63,356	11.30

	245,202	6.99	$9.12	151,784	$7.99

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 29, 2012 was $90,423. The intrinsic value of the options exercised during the year ended September 29, 2012 was $96,689. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal years 2012 and 2011, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the years ended September 29, 2012 and September 24, 2011, the Company had no interest or tax penalties.

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

The Company’s available-for-sale securities are comprised of investments in municipal bonds, brokered certificates of deposit and mutual funds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poors, Bloomberg, etc), or in the case of mutual funds, at their closing net asset value.

Notes to Consolidated Financial Statements (continued)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the fiscal years ended September 29, 2012 and September 24, 2011, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of September 29, 2012 and September 24, 2011, in accordance with the fair value hierarchy as defined above. As of September 29, 2012 and September 24, 2011, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 29, 2012

Debt and certificates of deposits:
Municipal bonds	$1,925,371	$—	$1,925,371
Certificates of deposit	2,743,493	—	2,743,493

Total debt instruments	4,668,864	—	4,668,864

Mutual funds:
Money market funds	1,340,440	1,340,440	—

Total mutual funds	1,340,440	1,340,440	—

Total investments	$6,009,304	$1,340,440	$4,668,864

September 24, 2011

Mutual funds:
Money market funds	$8,478,891	$8,478,891	$—

Total mutual funds	8,478,891	8,478,891	—

Total investments	$8,478,891	$8,478,891	$—

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of September 29, 2012 and September 24, 2011, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

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

Notes to Consolidated Financial Statements (continued)

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2012 fiscal year ended on September 29, 2012 and included 53 weeks. The 2011 fiscal year ended on September 24, 2011 and included 52 weeks.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale.

Other comprehensive income is as follows, for the years ended:

	September 29, 2012	September 24, 2011
Change in net unrealized gain on available-for-sale securities	$10,042	—

The component of accumulated other comprehensive income is as follows for the years ended:

	September 29, 2012	September 24, 2011
Net unrealized gain on available-for-sale securities	$10,042	—

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

New Accounting Pronouncements

ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income

This ASU requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(3) Income Per Share

Basic and diluted EPS were calculated as follows:

	September 29, 2012	September 24, 2011
Net (loss) income	$(840,885)	$2,269,381

Weighted Average Shares Outstanding—Basic	1,832,937	1,826,441
Dilutive effect of stock options	—	45,780

Weighted Average Shares Outstanding—Diluted	1,832,937	1,872,221

Basic Net (Loss) Income Per Share	$(0.46)	$1.24
Diluted Net (Loss) Income Per Share	$(0.46)	$1.21

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 245,202 in fiscal year 2012 and 142,964 in fiscal year 2011.

Notes to Consolidated Financial Statements (continued)

(4) Cash Equivalents and Marketable Securities

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

As of September 29, 2012, available-for-sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money market funds	$361,584	$—	$—	$—	$361,584
Certificates of deposit	2,754,127	1,963	—	12,597	2,743,493
Municipal bonds	1,879,731	23,001	22,639	—	1,925,371

	$4,995,442	$24,964	$22,639	$12,597	$5,030,448

The contractual maturities of these investments as of September 29, 2012 were as follows:

	Cost	Fair Value
Within 1 year	$3,216,684	$3,206,823
After 1 year through 5 years	1,660,652	1,699,945
After 5 years through 10 years	118,106	123,680

	$4,995,442	$5,030,448

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

	September 29, 2012	September 24, 2011
Cash and cash equivalents	$361,584	$—
Marketable securities	4,668,864	—

	$5,030,448	$—

(5) Inventories

Inventories consist of the following:

	September 29, 2012	September 24, 2011
Finished goods	$38,406	$404,233
Work in process	642,159	1,241,470
Raw materials and supplies	1,952,843	1,633,211

Total inventories	$2,633,408	$3,278,914

Notes to Consolidated Financial Statements (continued)

(6) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 29, 2012	September 24, 2011	Estimated Useful Life
Engineering and manufacturing equipment	$1,829,672	$1,785,157	3-8 years
Demonstration equipment	778,240	778,240	3 years
Furniture and fixtures	933,024	841,791	3-8 years
Automobile	49,441	—	5 years
Leasehold improvements	494,509	486,983	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,084,886	3,892,171
Less accumulated depreciation and amortization	(3,632,288)	(3,415,750)

Equipment and leasehold improvements, net	$452,598	$476,421

Depreciation expense was $216,538 and $214,694 for the fiscal years ended September 29, 2012 and September 24, 2011, respectively.

(7) Other Accrued Liabilities

	September 29, 2012	September 24, 2011
Product warranty costs	$61,702	$185,832
Professional service fees	68,812	61,006
Annual report and investor relations fees	33,967	23,858
Customer support agreements and commissions	11,800	43,600

Total other accrued liabilities	$176,281	$314,296

(8) Leases

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each renewal period. Rent expense for the years ended September 29, 2012 and September 24, 2011 was $165,000 and $159,000, respectively. On September 30, 2011, the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

Notes to Consolidated Financial Statements (continued)

(9) Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	September 29, 2012	September 24, 2011
Beginning balance	$185,832	$198,433
Plus: accruals related to new sales	39,938	117,769
Less: payments and adjustments to prior period accruals	(164,068)	(130,370)

Ending balance	$61,702	$185,832

(10) Income Taxes

The (benefit) provision for income taxes consists of the following:

	September 29, 2012	September 24, 2011
Current:
Federal	$(458,732)	$981,914
State	(18,952)	248,132

Total current taxes	(477,684)	1,230,046

Deferred:
Federal	66,923	(29,224)
State	(186,230)	(1,046)

Total deferred taxes	(119,307)	(30,270)

Total (benefit) provision for income taxes	$(596,991)	$1,199,776

The provisions for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 29, 2012		September 24, 2011
	Amount	Percent	Amount	Percent
Tax provision at U.S. statutory rate	$(488,877)	(34.0%)	$1,179,513	34.0%
State income tax provision, net of federal benefit	(133,495)	(9.2%)	158,452	4.6%
Federal tax credits	(46,061)	(3.2%)	(111,330)	(3.2%)
Other	39,754	2.7%	(26,549)	(0.8%)
Valuation allowance	31,688	2.2%	(310)	—

Total (benefit) provision for income taxes	$(596,991)	(41.5%)	$1,199,776	34.6%

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 29, 2012	September 24, 2011
Inventory differences	$1,151,031	$1,119,243
Payroll related accruals	80,923	177,604
Warranty accruals	24,236	72,995
Other	512,919	248,172

Total	1,769,109	1,618,114
Less: valuation allowance	(1,151,031)	(1,119,343)

Total	$618,078	$498,771

The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $(31,688) and $310 in fiscal years 2012 and 2011, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Massachusetts. For U.S. federal and state tax purposes, the tax years 2008 through 2011 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment.

(11) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2012 or 2011. The Company’s matching contributions were $78,288 and $42,891 in fiscal years 2012 and 2011, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses accrued for executives at September 29, 2012 and $117,000 of bonuses were accrued at September 24, 2011. Bonus expense is included in selling, general and administrative expense.

(12) Commitments and contingencies

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during fiscal years 2012 and 2011.

Notes to Consolidated Financial Statements (continued)

At September 29, 2012 the Company had one outstanding letter of credit amounting to $17,883, which is secured by a cash certificate of deposit. At September 24, 2011, there were no outstanding standby letters of credit.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market accounts that, at times, may exceed federally insured limits. The Company holds marketable securities consisting of certificates of deposit and municipal bonds. The certificates of deposit are maintained in accounts that are within the federal insurance limits. The municipal bonds are considered investment grade but may be subject to the issuing entities’ default on interest or principal repayments. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash, cash equivalents or marketable securities.

(13) Major Customers and Export Sales

In fiscal year 2012, the Company had two customers representing 85% (70% and 15%) of total net sales and at September 29, 2012 had two customers representing 96% (83% and 13%) of accounts receivable. In fiscal year 2011, the Company had two customers representing 82% (67% and 15%) of total net sales and at September 24, 2011 had two customers representing 81% (60% and 21%) of accounts receivable.

A breakdown of net sales is as follows:

	September 29, 2012	September 24, 2011
Domestic	$7,160,372	$11,807,609
Foreign	956,920	294,496

Total Sales	$8,117,292	$12,102,105

A summary of foreign sales, as a percentage of total foreign revenue by geographic area, is as follows:

	September 29, 2012	September 24, 2011
Central and South America	0.3%	—
Europe	—	17.8%
Mid-East and Africa	94.4%	51.6%
Far East	5.3%	30.6%

The Company sold products to seven different countries during the year ended September 29, 2012 and six different countries during the year ended September 24, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 29, 2012	September 24, 2011
Saudi Arabia	42.4%	20.4%
Jordan	33.0%	1.5%
Egypt	18.7%	—
Thailand	5.3%	30.6%
Bahrain	0.3%	29.8%
France	—	16.4%
Other	0.3%	1.3%

Notes to Consolidated Financial Statements (continued)

(14) Shareholder Rights Plan

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

(15) Subsequent Events

On December 6, 2012, the Company’s Board of Directors declared a dividend of $0.10 per share of common stock outstanding. The dividend in the amount of $183,872 is payable in cash on December 28, 2012 to all shareholders of record on December 20, 2012.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary as of September 29, 2012 and September 24, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 29, 2012 and September 24, 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
December 21, 2012