Form 10-Q
period 2012-12-29
TECHNICAL COMMUNICATIONS CORP
filed 2013-02-12
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,716 shares of Common Stock, $0.10 par value, outstanding as of February 8, 2013.

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 29, 2012 (unaudited) and September 29, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months ended December 29, 2012 (unaudited) and December 24, 2011 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended December 29, 2012 (unaudited) and December 24, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 29, 2012 (unaudited) and December 24, 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	20

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 29, 2012	September 29, 2012
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,922,290	$2,056,311
Marketable securities	4,705,104	4,668,864
Accounts receivable - trade, less allowance of $25,000 at December 29, 2012 and September 29, 2012	1,084,604	1,380,472
Inventories	2,441,517	2,633,408
Income taxes receivable	1,006,449	859,336
Deferred income taxes	685,583	618,078
Other current assets	166,032	170,729

Total current assets	12,011,579	12,387,198

Equipment and leasehold improvements	4,101,303	4,084,886
Less: accumulated depreciation and amortization	(3,686,283)	(3,632,288)

Equipment and leasehold improvements, net	415,020	452,598

Total Assets	$12,426,599	$12,839,796

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$152,458	$167,313
Customer deposits	161,190	52,372
Accrued liabilities:
Accrued compensation and related expenses	261,302	316,751
Accrued expenses	174,719	176,281

Total current liabilities	749,669	712,717

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,716 shares issued and outstanding at December 29, 2012 and September 29, 2012	183,872	183,872
Additional paid-in capital	3,614,646	3,569,731
Accumulated other comprehensive income	9,040	10,042
Retained earnings	7,869,372	8,363,434

Total stockholders’ equity	11,676,930	12,127,079

Total Liabilities and Stockholders’ Equity	$12,426,599	$12.839.796

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011

Net sales	$1,596,696	$4,440,607
Cost of sales	494,964	1,135,634

Gross profit	1,101,732	3,304,973

Operating expenses:
Selling, general and administrative	777,897	988,353
Product development	855,411	1,071,021

Total operating expenses	1,633,308	2,059,374

Operating income (loss)	(531,576)	1,245,599

Other income:
Interest income	7,274	477

Income (loss) before provision (benefit) for income taxes	(524,302)	1,246,076

Provision (benefit) for income taxes	(214,112)	316,846

Net income (loss)	$(310,190)	$929,230

Net income (loss) per common share:
Basic	$(0.17)	$0.51
Diluted	$(0.17)	$0.50

Weighted average shares:
Basic	1,838,716	1,827,131
Diluted	1,838,716	1,857,603

Dividends paid per common share:	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011

Net (loss) income	$(310,190)	$929,230
Other comprehensive income, net of tax	(1,002)	—

Comprehensive (loss) income	$(311,192)	$929,230

The accompanying notes are an integral part of these consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011

Operating Activities:
Net(loss) income	$(310,190)	$929,230

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,995	60,226
Share-based compensation	44,915	48,068
Deferred income taxes	(67,505)	—
Unrealized gain on available for sale securities	1,002	—

Changes in certain operating assets and liabilities:
Accounts receivable	295,868	788,310
Inventories	191,891	644,107
Income taxes receivable	(147,113)	316,845
Other current assets	4,697	19,153
Customer deposits	108,818	(14,721)
Accounts payable and other accrued liabilities	(71,866)	(299,650)

Net cash provided by operating activities	104,512	2,491,568

Investing Activities:
Additions to equipment and leasehold improvements	(16,417)	(62,101)
Proceeds from maturities of marketable securities	21,532	—
Purchases of marketable securities	(59,776)	—

Net cash used in investing activities	(54,661)	(62,101)

Financing Activities:
Proceeds from exercise of stock options	—	2,460
Dividends paid	(183,872)	(182,709)

Net cash used in financing activities	(183,872)	(180,249)

Net (decrease) increase in cash and cash equivalents	(134,021)	2,249,218

Cash and cash equivalents at beginning of the period	2,056,311	9,231,717

Cash and cash equivalents at end of the period	$1,922,290	$11,480,935

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	506	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2013.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 as filed with the SEC.

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

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. The allowance recorded for accounts receivable at December 29, 2012 and September 29, 2012 was $25,000.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of December 29, 2012 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Any such adjustment could materially impact our financial position and results of operation.

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

The Company’s available-for-sale securities are comprised of investments in municipal bonds, brokered certificates of deposit and mutual funds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poors, Bloomberg, etc), or in the case of mutual funds at their closing net asset values.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended December 29, 2012 there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of December 29, 2012 and September 29, 2012, in accordance with the fair value hierarchy as defined above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
December 29, 2012 (Unaudited)

Debt and certificates of deposits:
Municipal bonds	$1,965,314	$—	$1,965,314
Certificates of deposit	2,739,790	—	2,739,790

Total debt instruments	4,705,104	—	4,705,104

Mutual funds:
Money market funds	907,871	907,871	—

Total mutual funds	907,871	907,871	—

Total investments	$5,612,975	$907,871	$4,705,104

September 29, 2012

Debt and certificates of deposits:
Municipal bonds	$1,925,371	$—	$1,925,371
Certificates of deposit	2,743,493	—	2,743,493

Total debt instruments	4,668,864	—	4,668,864

Mutual funds:
Money market funds	1,340,440	1,340,440	—

Total mutual funds	1,340,440	1,340,440	—

Total investments	$6,009,304	$1,340,440	$4,668,864

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of December 29, 2012 and September 29, 2012, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three month periods ended December 29, 2012 and December 24, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three Months Ended
	December 29, 2012	December 24, 2011

Option term	6.5 years	6.5 years
Risk-free interest rate	0.71%	0.94%
Stock price volatility	66%	68%
Dividend yield	—	4%

There were 1,000 options granted during the three months ended December 29, 2012, and 3,500 options granted during the three months ended December 24, 2011. The weighted average grant date fair value for the options granted during such three month periods was $3.29 and $3.43, respectively.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three month periods ended December 29, 2012 and December 24, 2011 (unaudited):

	December 29, 2012	December 24, 2011

Cost of sales	$4,074	$4,063
Selling, general and administrative expenses	11,967	13,927
Product development expenses	28,874	30,078

Total share-based compensation expense before taxes	$44,915	$48,068

As of December 29, 2012 and December 24, 2011, there was $409,665 and $625,373, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 2.8 years.

The Company had the following stock option plans outstanding as of December 29, 2012: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 shares authorized for issuance under these plans, of which options to purchase 244,107 shares were outstanding at December 29, 2012. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 29, 2012, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 47,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 54,481 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first three months of fiscal 2013 (unaudited):

	Options Outstanding
	Number of Shares			Weighted Average Exercise Price	Weighted Average Contractual Life
	Unvested	Vested	Total

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years
Grants	1,000	—	1,000	5.40
Vested	(1,400)	1,400	—	8.40
Cancellations/forfeitures	(1,257)	(838)	(2,095)	11.51

Outstanding, December 29, 2012	91,761	152,346	244,107	$9.09	6.75 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of December 29, 2012 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 0.01 - $ 1.00	600	0.37	$0.99	600	$0.99
$ 2.01 - $ 3.00	15,288	2.69	$3.00	15,288	$3.00
$ 3.01 - $ 4.00	16,600	3.57	$3.66	16,600	$3.67
$ 4.01 - $ 5.00	13,400	5.95	$4.90	11,900	$4.90
$ 5.01 - $10.00	54,400	6.49	$7.43	44,740	$7.47
$10.01 - $15.00	143,819	7.74	$11.41	63,218	$11.30

	244,107	6.75	$9.09	152,346	$7.97

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 29, 2012 and December 24, 2011 was $38,154 and $229,987, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	December 29, 2012	September 29, 2012
	(unaudited)

Finished goods	$8,015	$38,406
Work in process	631,482	642,159
Raw materials	1,802,020	1,952,843

	$2,441,517	$2,633,408

NOTE 3.	Income Taxes

During the three months ended December 29, 2012 and December 24, 2011, the Company recorded an income tax benefit based on its expected effective tax rate for its fiscal year. The effective tax rate for fiscal year 2013 has not taken any benefit for the federal research credit as the extension of this credit was approved subsequent to December 29, 2012. The Company expects this credit to have a positive effect on its effective tax rate in future periods. The effective tax rate for the first quarter of fiscal year 2013 was 40.8% as compared to 25.4% for the same period of fiscal 2012, primarily because estimates made as of the end of the quarter for fiscal 2013 did not take into account any benefit for the federal research credit.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	December 29, 2012	December 24, 2011

Net (loss) income	$(310.190)	$929,230

Weighted average shares outstanding - basic	1,838,716	1,827,131
Dilutive effect of stock options	—	30,472

Weighted average shares outstanding - diluted	1,838,716	1,857,603

Basic net (loss) income per share	$(0.17)	$0.51
Diluted net (loss) income per share	$(0.17)	$0.50

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 201,019 at December 29, 2012. There were 180,264 options that had a dilutive effect at December 24, 2011.

NOTE 5.	Major Customers and Export Sales

During the quarter ended December 29, 2012, the Company had two customers that represented 90% (60%, and 30%, respectively) of net sales as compared to the quarter ended December 24, 2011, during which one customer represented 97% of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	December 29, 2012	December 24, 2011

Domestic	$1,516,953	$4,343,063
Foreign	79,743	97,544

Total sales	$1,596,696	$4,440,607

The Company sold products into two countries during the three month period ended December 29, 2012 and one country during the three month period ended December 24, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	December 29, 2012	December 24, 2011

Saudi Arabia	92%	100%
Jordan	8%	—

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	December 29, 2012	December 24, 2011

North America (excluding the U.S.)	—	—
Central and South America	—	—
Europe	—	—
Mid-East and Africa	100%	100%
Far East	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of December 29, 2012, available-for-sale securities consisted of the following (unaudited):

		Accrued Interest	Gross Unrealized		Estimated Fair Value
	Cost		Gains	Losses

Money market funds	$328,998	$—	$—	$—	$328,998
Certificates of deposit	2,742,075	4,320	—	6,605	2,739,790
Municipal bonds	1,921,636	27,817	15,861	—	1,965,314

	$4,992,709	$32,137	$15,861	$6,605	$5,034,102

The contractual maturities of these investments as of December 29, 2012 were as follows (unaudited):

	Cost	Fair Value

Within 1 year	$3,274,235	$3,275,313
After 1 year through 5 years	1,718,474	1,758,789

	$4,992,709	$5,034,102

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

	December 29, 2012	September 29, 2012
	(unaudited):
Cash and cash equivalents	$328,998	$361,584
Marketable securities	4,705,104	4,668,864

	$5,034,102	$5,030,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 29, 2012, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012 as filed with the SEC.

Results of Operations

Three Months ended December 29, 2012 as compared to Three Months ended December 24, 2011

Net Sales

Net sales for the quarter ended December 29, 2012 were $1,597,000, compared to $4,441,000 for the quarter ended December 24, 2011, a decrease of 64%. Sales for the first quarter of fiscal 2013 consisted of $1,517,000, or 95%, from domestic sources and $80,000, or 5%, from international customers as compared to the same period in fiscal 2012, during which sales consisted of $4,343,000, or 98%, from domestic sources and $98,000, or 2%, from international customers.

Foreign sales consisted of shipments to two countries during the quarter ended December 29, 2012 and one country during the quarter ended December 24, 2011. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2013 and 2012:

	2013	2012

Saudi Arabia	$74,000	$98,000
Jordan	6,000	—

	$80,000	$98.000

Revenue for the first quarter of fiscal 2013 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $955,000. In addition, we sold engineering services amounting to $440,000 and we had sales of our link encryptor into the Middle East amounting to $73,000. Royalty income for the quarter amounted to $43,000.

Revenue for the first quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $4,322,000. We also had sales of our link encryptors into the Middle East for $93,000.

Gross Profit

Gross profit for the first quarter of fiscal 2013 was $1,102,000, compared to gross profit of $3,305,000 for the same period of fiscal 2012. Gross profit expressed as a percentage of sales was 69% for the first quarter of fiscal 2013 and 75% for the first quarter of fiscal 2012. The decrease in the gross profit percentage was primarily the result of lower margin engineering services revenue during the quarter ended December 29, 2012.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2013 were $778,000, compared to $988,000 for the same quarter in fiscal 2012. This decrease of 21% was attributable to a decrease in selling and marketing expenses of $160,000 and a decrease in general and administrative expenses of $50,000 during the first quarter of the 2013 fiscal year.

The decrease in selling and marketing costs for the three months ended December 29, 2012 was primarily attributable to a decrease in product evaluation costs of $214,000 and a decrease in personnel-related costs of $36,000. These decreases were partially offset by an increase in engineering sales support expenses of $35,000, as well as an increase in outside commissions and sales and marketing agreements of $46,000.

The decrease in general and administrative costs during the first quarter of 2013 was primarily attributable to decreases in personnel-related costs of $30,000, charitable contributions of $20,000 and professional and other public company fees of $25,000 for the period. These decreases were partially offset by an increase in recruiting costs of $21,000.

Product Development Costs

Product development costs for the quarter ended December 29, 2012 were $855,000, compared to $1,071,000 for the quarter ended December 24, 2011, a decrease of $216,000 or 20%. The decrease was attributable to project development cost decreases in outside contractor costs of $188,000 and personnel-related costs of $46,000. There was also a decrease in recruiting costs of $31,000 during the first quarter of fiscal 2013. The decrease was partially offset by increases in project material costs of $21,000 and a decrease in engineering support of business development activities, which increased product development costs by approximately $20,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $440,000 of billable engineering services revenue generated during the first quarter of fiscal 2013 and no billable engineering services revenue generated during the same period of fiscal 2012.

Net Income

The Company generated a net loss of $310,000 for the first quarter of fiscal 2013, compared to net income of $929,000 for the same period of fiscal 2012. This 133% decrease in net income is primarily attributable to a 64% decrease in sales volume, which was partially offset by a 21% decrease in operating expenses during the first quarter of fiscal 2013. The Company recorded an income tax benefit of $214,000 during the first quarter of fiscal 2013 based on its expected effective tax rate of 41% for the 2013 fiscal year. This compares to a tax provision of $317,000 recorded in the three month period ended December 24, 2011.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 29, 2012, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $134,000 to $1,922,000 as of December 29, 2012, from a balance of $2,056,000 at September 29, 2012. This decrease was primarily attributable to the payment of cash dividends of $184,000, capital acquisitions of $16,000, a net loss of $310,000 and an increase in income taxes receivable of $116,000 during the first three months of fiscal 2013. These were partially offset by decreases in accounts receivable, inventory and customer deposits of $296,000, $192,000 and $109,000, respectively.

During the first three months of fiscal 2013, the Company paid cash dividends of $184,000. The payment of these dividends was based on the profits generated by the Company during prior periods. It is not the

Company’s intention to pay dividends on a regular basis unless future profits warrant such actions. The Board of Directors decided on December 6, 2012 that it would suspend consideration of future dividends until such time as the Company’s revenue and profit performance justified it.

It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities. We also believe that, in the long term, an anticipated improvement in business prospects, current billable activities and cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Although expected to decrease in fiscal 2013, any material increase in activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Backlog at December 29, 2012 and December 24, 2011 amounted to $905,000 and $2,921,000, respectively. The orders in backlog at December 29, 2012 are expected to ship over the next nine months depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. As a result of the Company’s failure to comply with one of its loan covenants, the Bank amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition the line will now only be available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the three months ended December 29, 2012 or the fiscal year ended September 29, 2012. However, a standby letter of credit in the amount of $14,903 was issued in December 2012 and is secured by the line of credit.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 29, 2012 the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the three month periods ended December 29, 2012 and December 24, 2011 was $43,000 and $40,000, respectively. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In fiscal 2012, the Company’s internal product development expenses were higher than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. During the first quarter of fiscal 2013, development expenses decreased by 21% as compared to fiscal 2012. This trend is expected to continue during the remainder of fiscal 2013, with development expenses for the year expected to be 25% lower than fiscal year 2012.

By the middle of fiscal 2013, the Company anticipates the development of three new products and expects to reorient its development investment toward collaborative product developments with major original equipment manufacturers (“OEMs”). Initial work began in 2012 to establish these technical partnerships and we expect that full-scale development will begin in mid-2013. The resulting products will be imbedded proprietary encryption solutions which will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

In 2012, the Company substantially completed development of the HSE 6000, a low-cost, battery-powered man-borne encryptor that provides highly secure communications between personnel and base command units. The HSE 6000 is designed for the rugged environments of military and police operations and can function with most VHF and HF radios systems. The HSE 6000 can interoperate with the TCC DSP 9000 Radio Encryption System which is deployed extensively throughout the world. Customer field testing is expected to begin in 2013.

In 2011, the Company began development of an advanced, 100Mbs through 1Gbs family of IP encryptors and the KeyNet Optical Management system to service private network markets for government, military and satellite users. This new network product, named the CX7211, is scheduled for installation with initial customers in 2013. The CX7211 is the first IP encryptor that is expandable, which allows its throughput capacity to be easily increased as network loads increase. TCC believes this feature makes the CX7211 very cost-effective for new installations and very easy to expand when the market demands it. TCC will continue, in fiscal 2013, the development of new software elements for the CX7211 which will expand the system’s capabilities and applications.

Other than those stated above, there are no plans for significant internal product development or significant capital expenditures during the remainder of fiscal 2013.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 12, 2013	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 12, 2013	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer