Form 10-Q
period 2013-03-30
TECHNICAL COMMUNICATIONS CORP
filed 2013-05-14
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,716 shares of Common Stock, $0.10 par value, outstanding as of May 10, 2013.

INDEX

		Page

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 30, 2013 (unaudited) and September 29, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months ended March 30, 2013 (unaudited) and March 24, 2012 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Six Months ended March 30, 2013 (unaudited) and March 24, 2012 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended March 30, 2013 (unaudited) and March 24, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 30, 2013 (unaudited) and March 24, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 30, 2013	September 29, 2012
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,607,181	$2,056,311
Marketable securities	3,337,890	4,668,864
Accounts receivable - trade, less allowance of $25,000 at March 30, 2013 and September 29, 2012	840,409	1,380,472
Inventories	2,572,911	2,633,408
Income taxes receivable	1,260,835	859,336
Deferred income taxes	730,808	618,078
Other current assets	286,957	170,729

Total current assets	11,636,991	12,387,198

Equipment and leasehold improvements	4,133,764	4,084,886
Less: accumulated depreciation and amortization	(3,733,140)	(3,632,288)

Equipment and leasehold improvements, net	400,624	452,598

Total Assets	$12,037,615	$12,839,796

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$142,434	$167,313
Customer deposits	79,692	52,372
Deferred revenue	66,640	—
Accrued liabilities:
Accrued compensation and related expenses	214,082	316,751
Accrued expenses	99,027	176,281

Total current liabilities	601,875	712,717

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,716 shares issued and outstanding at March 30, 2013 and September 29, 2012	183,872	183,872
Additional paid-in capital	3,696,269	3,569,731
Accumulated other comprehensive income	14,194	10,042
Retained earnings	7,541,405	8,363,434

Total stockholders’ equity	11,435,740	12,127,079

Total Liabilities and Stockholders’ Equity	$12,037,615	$12.839.796

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 30, 2013	March 24, 2012

Net sales	$545,759	$1,616,804
Cost of sales	56,408	283,205

Gross profit	489,351	1,333,599

Operating expenses:
Selling, general and administrative	692,645	748,605
Product development	789,398	877,833

Total operating expenses	1,482,043	1,626,438

Operating loss	(992,692)	(292,839)

Other income:
Interest income	9,052	2,620

Loss before provision (benefit) for income taxes	(983,640)	(290,219)

Provision (benefit) for income taxes	(655,673)	76,238

Net loss	$(327,967)	$(366,457)

Net loss per common share:
Basic	$(0.18)	$(0.20)
Diluted	$(0.18)	$(0.20)

Weighted average shares:
Basic	1,838,716	1,828,621
Diluted	1,838,716	1,828,621

Dividends paid per common share:	—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 30, 2013	March 24, 2012

Net sales	$2,142,455	$6,057,411
Cost of sales	551,372	1,418,839

Gross profit	1,591,083	4,638,572

Operating expenses:
Selling, general and administrative	1,470,542	1,736,958
Product development	1,644,809	1,948,854

Total operating expenses	3,115,351	3,685,812

Operating income (loss)	(1,524,268)	952,760

Other income:
Interest income	16,326	3,097

Income (loss) before provision (benefit) for income taxes	(1,507,942)	955,857

Provision (benefit) for income taxes	(869,785)	393,084

Net (loss) income	$(638,157)	$562,773

Net (loss) income per common share:
Basic	$(0.35)	$0.31
Diluted	$(0.35)	$0.30

Weighted average shares:
Basic	1,838,716	1,827,876
Diluted	1,838,716	1,865,141

Dividends paid per common share:	$0.10	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012

Net (loss) income	$(327,967)	$(366,457)	$(638,157)	$562,773
Other comprehensive income, net of tax	5,154	—	4,152	—

Comprehensive (loss) income	$(322,813)	$(366,457)	$(634,005)	$562,773

The accompanying notes are an integral part of these consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 30, 2013	March 24, 2012

Operating Activities:
Net (loss) income	$(638,157)	$562,773

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,852	113,858
Amortization of premium on available for sale securities	33,170	—
Share-based compensation	126,538	95,467
Deferred income taxes	(112,730)	—

Changes in certain operating assets and liabilities:
Accounts receivable	540,063	619,632
Inventories	60,497	703,657
Income taxes receivable	(401,499)	350,074
Other current assets	(116,228)	(24,571)
Customer deposits	27,320	26,987
Accounts payable and other accrued liabilities	(138,162)	(423,380)

Net cash (used in) provided by operating activities	(518,336)	2,024,497

Investing Activities:
Additions to equipment and leasehold improvements	(48,878)	(132,809)
Proceeds from maturities of marketable securities	1,361,732	—
Purchases of marketable securities	(59,776)	(4,012,516)

Net cash provided by (used in) investing activities	1,253,078	(4,145,325)

Financing Activities:
Proceeds from exercise of stock options	—	19,500
Dividends paid	(183,872)	(365,597)

Net cash used in financing activities	(183,872)	(346,097)

Net increase (decrease) in cash and cash equivalents	550,870	(2,466,925)

Cash and cash equivalents at beginning of the period	2,056,311	9,231,717

Cash and cash equivalents at end of the period	$2,607,181	$6,764,792

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	506	30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

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

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 and its Annual Report on Form 10-K for the fiscal year ended September 29, 2012 as filed with the SEC.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, investment securities, income taxes, fair value of financial instruments and share-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. The allowance recorded for accounts receivable at March 30, 2013 and September 29, 2012 was $25,000.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of March 30, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Any such adjustment could materially impact our financial position and results of operation.

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

Level 1	-	Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date.

Level 2	-	Pricing inputs are either quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3	-	Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

The Company’s available-for-sale securities are comprised of investments in municipal bonds, brokered certificates of deposit and mutual funds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poors, Bloomberg, etc.) or, in the case of mutual funds, at their closing net asset values.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six months ended March 30, 2013 there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of March 30, 2013 and September 29, 2012, in accordance with the fair value hierarchy as defined above.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 30, 2013 (Unaudited)

Debt and certificates of deposits:
Municipal bonds	$1,842,516	$—	$1,842,516
Certificates of deposit	1,495,374	—	1,495,374

Total debt instruments	3,337,890	—	3,337,890

Mutual funds:
Money market funds	2,186,689	2,186,689	—

Total mutual funds	2,186,689	2,186,689	—

Total investments	$5,524,579	$2,186,689	$3,337,890

September 29, 2012

Debt and certificates of deposits:
Municipal bonds	$1,925,371	$—	$1,925,371
Certificates of deposit	2,743,493	—	2,743,493

Total debt instruments	4,668,864	—	4,668,864

Mutual funds:
Money market funds	1,340,440	1,340,440	—

Total mutual funds	1,340,440	1,340,440	—

Total investments	$6,009,304	$1,340,440	$4,668,864

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of March 30, 2013 and September 29, 2012, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Short-Term Debt

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. During the fiscal year ended September 29, 2012 the Company failed to comply with its tangible net worth covenant, the Bank waived the violation and amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line will now only be available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. The Company has no borrowings against this line of credit; however there is an outstanding standby letter of credit which is secured by the line amounting to $14,903.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three and six month periods ended March 30, 2013 and March 24, 2012.

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

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three and Six Months Ended
	March 30, 2013	March 24, 2012

Option term	6.5 years	6.5 years
Risk-free interest rate	0.71% to 0.79%	0.94%
Stock price volatility	66%	68%
Dividend yield	—	4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

There were 16,500 options granted during the six months ended March 30, 2013, and 3,500 options granted during the six months ended March 24, 2012. The weighted average grant date fair value for the options granted during such six month periods was $2.89 and $3.43, respectively.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and six month periods ended March 30, 2013 and March 24, 2012 (unaudited):

	March 30, 2013		March 24, 2012
	3 months	6 months	3 months	6 months
Cost of sales	$4,074	$8,148	$4,063	$8,126
Selling, general and administrative expenses	51,810	63,777	13,942	27,869
Product development expenses	25,739	54,613	29,394	59,472

Total share-based compensation expense before taxes	$81,623	$126,538	$47,399	$95,467

As of March 30, 2013 and March 24, 2012, there was $368,328 and $555,989, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 2.6 years.

The Company had the following stock option plans outstanding as of March 30, 2013: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 shares authorized for issuance under these plans, of which options to purchase 258,182 shares were outstanding at March 30, 2013. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 30, 2013, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 33,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 54,406 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first six months of fiscal 2013 (unaudited):

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years
Grants	1,000	—	1,000	5.40
Vested	(1,400)	1,400	—	8.40
Cancellations/forfeitures	(1,257)	(838)	(2,095)	11.51

Outstanding, December 29, 2012	91,761	152,346	244,107	$9.09	6.75 years
Grants	1,500	14,000	15,500	4.73
Vested	(4,600)	4,600	—	5.98
Cancellations/forfeitures	(855)	(570)	(1,425)	11.51

Outstanding, March 30, 2013	87,806	170,376	258,182	$8.81	6.69 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of March 30, 2013 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 0.01 - $ 1.00	600	0.12	$0.99	600	$0.99
$ 2.01 - $ 3.00	15,288	2.44	$3.00	15,288	$3.00
$ 3.01 - $ 4.00	16,600	3.32	$3.66	16,600	$3.67
$ 4.01 - $ 5.00	28,900	7.93	$4.79	26,200	$4.78
$ 5.01 - $10.00	54,400	6.24	$7.43	49,040	$7.41
$10.01 - $15.00	142,394	7.49	$11.41	62,648	$11.30

	258,182	6.69	$8.81	170,376	$7.65

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 30, 2013 and March 24, 2012 was $29,957 and $614,318, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	March 30, 2013	September 29, 2012
	(unaudited)

Finished goods	$8,015	$38,406
Work in process	504,270	642,159
Raw materials	2,060,626	1,952,843

	$2,572,911	$2,633,408

NOTE 3.	Income Taxes

During the six months ended March 30, 2013 and March 24, 2012, the Company recorded an income tax benefit or provision based on its expected effective tax rate for its fiscal year. The effective tax rate for the first six months of fiscal year 2013 was increased to 57.7% from 41% in the first quarter of fiscal 2013 due to a revision of the full year pre-tax forecast in the second fiscal quarter of 2013 and the tax benefit recorded related to the research credit, which was extended on January 2, 2013 by the America Taxpayer Relief Act of 2012. The effective tax rate excluding discrete events for the six months ended March 30, 2013 was 50%. This compares to 41% for the same period of fiscal 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	March 30, 2013		March 24, 2012
	3 months	6 months	3 months	6 months

Net (loss) income	$(327,967)	$(638,157)	$(366,457)	$562,773

Weighted average shares outstanding - basic	1,838,716	1,838,716	1,828,621	1,827,876
Dilutive effect of stock options	—	—	—	37,265

Weighted average shares outstanding- diluted	1,838,716	1,838,716	1,828,621	1,865,141

Basic net (loss) income per share	$(0.18)	$(0.35)	$(0.20)	$0.31
Diluted net (loss) income per share	$(0.18)	$(0.35)	$(0.20)	$0.30

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 258,182 at March 30, 2013. There were 154,464 options that had a dilutive effect for the three month period ending March 24, 2012.

NOTE 5.	Major Customers and Export Sales

During the quarter ended March 30, 2013, the Company had two customers that represented 97% (73%, and 24%, respectively) of net sales as compared to the quarter ended March 24, 2012, during which two customers represented 84% (65%, and 19%, respectively) of net sales. During the six months ended March 30, 2013, the Company had two customers that represented 86% (45%, and 41%, respectively) of net sales as compared to the six month period ended March 24, 2012, during which one customer represented 89% of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 30, 2013		March 24, 2012
	3 months	6 months	3 months	6 months

Domestic	$542,699	$2,059,652	$1,186,972	$5,530,035
Foreign	3,060	82,803	429,832	527,376

Total sales	$545,759	$2,142,455	$1,616,804	$6,057,411

The Company sold products into one country during the three month period ended March 30, 2013 and three countries during the three month period ended March 24, 2012. The Company sold products into three countries during each of the six month periods ended March 30, 2013 and March 24, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 30, 2013		March 24, 2012
	3 months	6 months	3 months	6 months

Mexico	100%	3.7%	—	—
Saudi Arabia	—	88.6%	26.2%	39.8%
Jordan	—	7.7%	73.2%	59.6%
Other	—	—	0.6%	0.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 30, 2013		March 24, 2012
	3 months	6 months	3 months	6 months

North America (excluding the U.S.)	100%	3.7%	—	—
Central and South America	—	—	0.7%	0.6%
Europe	—	—	—	—
Mid-East and Africa	—	96.3%	99.3%	99.4%
Far East	—	—	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of March 30, 2013, available-for-sale securities consisted of the following (unaudited):

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$1,707,802	$—	$—	$—	$1,707,802
Certificates of deposit	1,497,065	795	—	2,486	1,495,374
Municipal bonds	1,802,806	20,233	19,477	—	1,842,516

	$5,007,673	$21,028	$19,477	$2,486	$5,045,692

The contractual maturities of these investments as of March 30, 2013 were as follows (unaudited):

	Cost	Fair Value

Within 1 year	$3,303,524	$3,302,560
After 1 year through 5 years	1,704,149	1,743,132

	$5,007,673	$5,045,692

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

	March 30, 2013	September 29, 2012
	(unaudited):
Cash and cash equivalents	$1,707,802	$361,584
Marketable securities	3,337,890	4,668,864

	$5,045,692	$5,030,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 and its Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Results of Operations

Three Months ended March 30, 2013 as compared to Three Months ended March 24, 2012

Net Sales

Net sales for the quarter ended March 30, 2013 were $546,000, compared to $1,617,000 for the quarter ended March 24, 2012, a decrease of 66%. Sales for the second quarter of fiscal 2013 consisted of $543,000, or 99%, from domestic sources and $3,000, or 1%, from international customers as compared to the same period in fiscal 2012, during which sales consisted of $1,187,000, or 73%, from domestic sources and $430,000, or 27%, from international customers.

Foreign sales consisted of shipments to one country during the quarter ended March 30, 2013 and three countries during the quarter ended March 24, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2013 and 2012:

	2013	2012

Mexico	$3,000	—
Jordan	—	$314,000
Saudi Arabia	—	113,000
Other	—	3,000

	$3,000	$430.000

Revenue for the second quarter of fiscal 2013 was primarily derived from the sale of engineering services amounting to $400,000; we also had sales of our link encryptor to a domestic contractor for deployment into the Middle East amounting to $130,000.

Revenue for the second quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $1,048,000 and to an additional domestic customer amounting to $57,000. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and our frame relay and internet protocol encryptor products to two customers amounting to $103,000.

Gross Profit

Gross profit for the second quarter of fiscal 2013 was $489,000, compared to gross profit of $1,334,000 for the same period of fiscal 2012. Gross profit expressed as a percentage of sales was 90% for the second quarter of fiscal 2013 and 82% for the second quarter of fiscal 2012. The increase in the gross profit percentage was primarily the result of the lower sales volume and the sale of higher margin services during the quarter ended March 30, 2013.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2013 were $693,000, compared to $749,000 for the same quarter of fiscal 2012. This decrease of 7% was attributable to a decrease in selling and marketing expenses of $121,000, offset by an increase in general and administrative expenses of $65,000 during the second quarter of the 2013 fiscal year.

The decrease in selling and marketing costs for the three months ended March 30, 2013 was primarily attributable to decreases in product evaluation costs of $26,000, personnel-related costs of $20,000, travel related costs of $43,000 and outside consulting expenses of $35,000 for the period.

The increase in general and administrative costs during the second quarter of 2013 was primarily attributable to an increase in personnel-related costs of $100,000. This increase was partially offset by a decrease in professional and other public company fees of $28,000 for the period.

Product Development Costs

Product development costs for the quarter ended March 30, 2013 were $789,000, compared to $878,000 for the quarter ended March 24, 2012, a decrease of $89,000 or 10%. The decrease was attributable to project development cost decreases in outside contractor costs of $77,000 and project material costs of $9,000 and an increase in engineering support of business development activities, which decreased product development costs by approximately $20,000 for the period. There was also a decrease in recruiting costs of $20,000 during the second quarter of fiscal 2013. The decrease was partially offset by an increase in personnel related costs of $36,000.

Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $400,000 of billable engineering services revenue generated during the second quarter of fiscal 2013 and no such revenue generated during the same period of fiscal 2012.

Net Income

The Company generated a net loss of $328,000 for the second quarter of fiscal 2013, compared to a net loss of $366,000 for the same period of fiscal 2012. This 10% decrease is primarily attributable to a significant tax benefit recognized during the second quarter of fiscal 2013. The Company recorded an income tax benefit of $656,000 for the period based on its expected effective tax rate of 50% for the 2013 fiscal year. This compares to a tax provision of $76,000 recorded in same period of fiscal 2012.

The Company recorded a net operating loss of $984,000 before accounting for such tax benefit for the second quarter of fiscal 2013, compared to a net operating loss of $290,000 for the same period of fiscal 2012. This 239% decrease in net operating income is primarily attributable to a 66% decrease in sales volume, offset partially by a 9% decrease in operating expenses during the second quarter of fiscal 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 30, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended March 30, 2013 as compared to Six Months ended March 24, 2012

Net Sales

Net sales for the six months ended March 30, 2013 were $2,142,000, compared to $6,057,000 for the six months ended March 24, 2012, a decrease of 65%. Sales for the first six months of fiscal 2013 consisted of $2,060,000, or 96%, from domestic sources and $82,000, or 4%, from international customers as compared to the same period in fiscal 2012, during which sales consisted of $5,530,000, or 91%, from domestic sources and $527,000, or 9%, from international customers.

Foreign sales consisted of shipments to three countries during the six months ended March 30, 2013 and the six months ended March 24, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations.

The table below summarizes our principal foreign sales by country during the first six months of fiscal 2013 and 2012:

	2013	2012
Saudi Arabia	$74,000	$210,000
Jordan	6,000	314,000
Other	3,000	3,000

	$83,000	$527,000

Revenue for the first six months of fiscal 2013 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $955,000. In addition, we sold engineering services amounting to $840,000 and we had sales of our link encryptor into the Middle East amounting to $204,000. Royalty income for the six months amounted to $43,000.

Revenue for the first six months of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,371,000 and to an additional domestic customer amounting to $57,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and of our frame relay and internet protocol encryptor products to two customers amounting to $103,000. We also had sales of our link encryptors into the Middle East for $93,000.

Gross Profit

Gross profit for the first six months of fiscal 2013 was $1,591,000, compared to gross profit of $4,639,000 for the same period of fiscal 2012. Gross profit expressed as a percentage of sales was 74% for the first six months of fiscal 2013 and 77% for the first six months of fiscal 2012. The decrease in the gross profit percentage was primarily the result of lower margin product sales during the six months ended March 30, 2013.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2013 were $1,471,000, compared to $1,737,000 for the same period of fiscal 2012. This decrease of 15% was attributable to a decrease in selling and marketing expenses of $280,000, offset by an increase in general and administrative expenses of $14,000 during the first six months of the 2013 fiscal year.

The decrease in selling and marketing costs for the six months ended March 30, 2013 was primarily attributable to a decrease in product evaluation costs of $240,000 as well as decreases in personnel-related costs of $56,000, travel related costs of $39,000 and outside consulting costs of $29,000 for the period. These decreases were partially offset by an increase in engineering sales support expenses of $52,000, and an increase in outside commissions and sales and marketing agreements of $57,000.

The increase in general and administrative costs during the first six months of 2013 was primarily attributable to increases in personnel-related costs of $70,000 and recruiting fees of $22,000 for the period. These increases were partially offset by decreases in charitable contributions of $20,000 and professional and other public company fees of $54,000 for the period.

Product Development Costs

Product development costs for the six months ended March 30, 2013 were $1,645,000, compared to $1,949,000 for the six months ended March 24, 2012, a decrease of $304,000 or 16%. The decrease was attributable to project development cost decreases in outside contractor costs of $266,000 and personnel-related costs of $10,000. There was also a decrease in recruiting costs of $50,000 during the first six months of fiscal 2013. The decrease was partially offset by increases in project material costs of $12,000.

Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales, engineering costs charged to bid and proposal efforts are recorded as selling expenses, and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $840,000 of billable engineering services revenue generated during the first six months of fiscal 2013 and no such revenue generated during the same period of fiscal 2012.

Net Income

The Company generated a net loss of $638,000 for the first six months of fiscal 2013, compared to net income of $563,000 for the same period of fiscal 2012. This 213% decrease in net income is primarily attributable to a 65% decrease in sales volume, which was partially offset by a 15% decrease in operating expenses during the first six months of fiscal 2013. The Company recorded an income tax benefit of $870,000 during the first six months of fiscal 2013 based on its expected effective tax rate of 50% for the 2013 fiscal year. This compares to a tax provision of $393,000 recorded in the six month period ended March 24, 2012.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 30, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents increased by $551,000 to $2,607,000 as of March 30, 2013, from a balance of $2,056,000 at September 29, 2012. This increase was primarily attributable to proceeds from the maturity of marketable securities of $1,399,000 and a decrease in accounts receivable of $540,000. This increase was partially offset by a net loss of $638,000, increases in income taxes receivable of $401,000, capital acquisitions of $49,000 and the payment of cash dividends of $184,000 during the first six months of the year.

As noted above the Company paid cash dividends of $184,000 during the first six months of fiscal 2013. The payment of these dividends was based on the profits generated by the Company during prior periods. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions. The Board of Directors decided on December 6, 2012 that it would suspend consideration of future dividends until such time as the Company’s revenue and profit performance justified it.

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

Backlog at March 30, 2013 and March 24, 2012 amounted to $378,000 and $1,941,000, respectively. The orders in backlog at March 30, 2013 are expected to ship over the next six months depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. As a result of the Company’s failure to comply with its tangible net worth covenant, the Bank amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line will now only be available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the six months ended March 30, 2013, or the fiscal year ended September 29, 2012. However, a standby letter of credit in the amount of $14,903 was issued in December 2012 and is secured by the line of credit with the Bank as noted.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 30, 2013, the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the six month periods ended March 30, 3013 and March 24, 2012 was $85,000 and $80,000, respectively. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In fiscal 2012, the Company’s internal product development expenses were higher than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. During the first six months of fiscal 2013, development expenses decreased by 16% as compared to fiscal 2012. This trend is expected to continue during the remainder of fiscal 2013, with development expenses for the year expected to be approximately 25% lower than fiscal year 2012.

By the end of fiscal 2013, the Company anticipates completing the development of three new products - the HSE6000 radio encryptor, the Cipher X 7211 100Mbs -1Gbs IP Encryptor (“CX7211”) and the DSD 72B Optical Encryptor - and is in the process of reorienting some of its development investment toward collaborative product developments with major original equipment manufacturers (“OEMs”). The Company began establishing these technical partnerships in 2012 and we expect that full-scale product development will begin in 2013. TCC plans for the resulting products to be imbedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

In 2012, the Company substantially completed development of the HSE 6000, a low-cost, battery-powered man-borne encryptor that provides highly secure communications between personnel and base command units. The HSE 6000 is designed for the rugged environments of military and police operations and can function with most VHF and HF radios systems. The HSE 6000 can interoperate with the TCC DSP 9000 Radio Encryption System which is deployed extensively throughout the world. Customer field testing is expected to begin in the second half of fiscal 2013.

In 2011, the Company began development of an advanced, 100Mbs through 1Gbs family of IP encryptors and the KeyNet Optical Management system to service private network markets for government, military and satellite users. This new network product, named the CX7211, is scheduled for installation with initial customers in 2013. The CX7211 is the first IP encryptor that is expandable, which allows its throughput capacity to be easily increased as network loads increase. TCC believes this feature makes the CX7211 very cost-effective for new installations and very easy to expand when the market demands it. TCC will continue during the later part of fiscal 2013 with its development of new software elements for the CX7211 that will expand the system’s capabilities and applications.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amendment No. 1 To Loan Agreement

31.1.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 14, 2013	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 14, 2013	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer