Form 10-Q
period 2013-06-29
TECHNICAL COMMUNICATIONS CORP
filed 2013-08-13
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,716 shares of Common Stock, $0.10 par value, outstanding as of August 9, 2013.

INDEX

		Page

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 29, 2013 (unaudited) and September 29, 2012 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months ended June 29, 2013 (unaudited) and June 23, 2012 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Nine Months ended June 29, 2013 (unaudited) and June 23, 2012 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended June 29, 2013 (unaudited) and June 23, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 29, 2013 (unaudited) and June 23, 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

2

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	June 29, 2013	September 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$991,259	$2,056,311
Marketable securities	4,440,748	4,668,864
Accounts receivable - trade, less allowance of $25,000 at June 29, 2013 and September 29, 2012	467,949	1,380,472
Inventories	2,931,124	2,633,408
Income taxes receivable	1,207,997	859,336
Deferred income taxes	893,768	618,078
Other current assets	248,689	170,729

Total current assets	11,181,534	12,387,198

Equipment and leasehold improvements	4,172,856	4,084,886
Less: accumulated depreciation and amortization	(3,777,360)	(3,632,288)

Equipment and leasehold improvements, net	395,496	452,598

Total Assets	$11,577,030	$12,839,796

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$231,047	$167,313
Customer deposits	16,025	52,372
Accrued liabilities:
Accrued compensation and related expenses	282,300	316,751
Accrued expenses	120,146	176,281

Total current liabilities	649,518	712,717

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,716 shares issued and outstanding at June 29, 2013 and September 29, 2012	183,872	183,872
Additional paid-in capital	3,735,915	3,569,731
Accumulated other comprehensive (loss) income	(11,901)	10,042
Retained earnings	7,019,626	8,363,434

Total stockholders’ equity	10,927,512	12,127,079

Total Liabilities and Stockholders’ Equity	$11,577,030	$12.839.796

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 29, 2013	June 23, 2012

Net sales	$969,694	$733,693
Cost of sales	376,512	161,482

Gross profit	593,182	572,211

Operating expenses:
Selling, general and administrative	739,397	788,335
Product development	586,164	1,350,170

Total operating expenses	1,325,561	2,138,505

Operating loss	(732,379)	(1,566,294)

Other income:
Interest income	11,953	5,494

Loss before benefit for income taxes	(720,426)	(1,560,800)

Benefit for income taxes	(198,647)	(645,941)

Net loss	$(521,779)	$(914,859)

Net loss per common share:
Basic	$(0.28)	$(0.50)
Diluted	$(0.28)	$(0.50)

Weighted average shares:
Basic	1,838,716	1,832,287
Diluted	1,838,716	1,832,287

Dividends paid per common share:	—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 29, 2013	June 23, 2012

Net sales	$3,112,149	$6,791,104
Cost of sales	927,884	1,580,321

Gross profit	2,184,265	5,210,783

Operating expenses:
Selling, general and administrative	2,209,939	2,525,293
Product development	2,230,973	3,299,024

Total operating expenses	4,440,912	5,824,317

Operating loss	(2,256,647)	(613,534)

Other income:
Interest income	28,279	8,591

Loss before benefit for income taxes	(2,228,368)	(604,943)

Benefit for income taxes	(1,068,432)	(252,857)

Net loss	$(1,159,936)	$(352,086)

Net loss per common share:
Basic	$(0.63)	$(0.19)
Diluted	$(0.63)	$(0.19)

Weighted average shares:
Basic	1,838,716	1,829,363
Diluted	1,838,716	1,829,363

Dividends paid per common share:	$0.10	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012

Net loss	$(521,779)	$(914,859)	$(1,159,936)	$(352,086)
Other comprehensive (loss) income, net of tax	(26,095)	9,469	(21,943)	(3,275)

Comprehensive loss	$(547,874)	$(905,390)	$(1,181,879)	$(355,361)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 29, 2013	June 23, 2012

Operating Activities:
Net loss	$(1,159,936)	$(352,086)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	145,072	179,960
Amortization of premium on available for sale securities	38,937	—
Share-based compensation	166,184	190,002
Deferred income taxes	(275,690)	—

Changes in certain operating assets and liabilities:
Accounts receivable	912,523	708,684
Inventories	(297,716)	517,500
Income taxes receivable	(348,661)	(283,865)
Other current assets	(77,960)	(121,507)
Customer deposits	(36,347)	(88,936)
Accounts payable and other accrued liabilities	(26,852)	(418,742)

Net cash (used in) provided by operating activities	(960,446)	331,010

Investing Activities:
Additions to equipment and leasehold improvements	(87,970)	(148,859)
Proceeds from maturities of marketable securities	1,711,799	292,000
Purchases of marketable securities	(1,544,563)	(4,822,757)

Net cash provided by (used in) investing activities	79,266	(4,679,616)

Financing Activities:
Proceeds from exercise of stock options	—	19,500
Dividends paid	(183,872)	(549,469)

Net cash used in financing activities	(183,872)	(529,969)

Net decrease in cash and cash equivalents	(1,065,052)	(4,878,575)

Cash and cash equivalents at beginning of the period	2,056,311	9,231,717

Cash and cash equivalents at end of the period	$991,259	$4,353,142

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	506	30,000

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

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 30, 2013 and December 29, 2012 and its Annual Report on Form 10-K for the fiscal year ended September 29, 2012 as filed with the SEC.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. The allowance recorded for accounts receivable at June 29, 2013 and September 29, 2012 was $25,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Investment Securities

The Company accounts for investment securities in accordance with FASB ASC 320, Investments - Debt and Equity Securities. All investment securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company holds certain marketable securities classified as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of $1.1 million as of June 29, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance. Any such adjustment could materially impact our financial position and results of operation.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine months ended June 29, 2013 there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of June 29, 2013 and September 29, 2012, in accordance with the fair value hierarchy as defined above.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 29, 2013 (Unaudited)

Debt and certificates of deposits:
Municipal bonds	$1,950,877	$—	$1,950,877
Certificates of deposit	2,489,871	—	2,489,871

Total debt instruments	4,440,748	—	4,440,748

Mutual funds:
Money market funds	337,673	337,673	—

Total mutual funds	337,673	337,673	—

Total investments	$4,778,421	$337,673	$4,440,748

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

September 29, 2012

Debt and certificates of deposits:
Municipal bonds	$1,925,371	$—	$1,925,371
Certificates of deposit	2,743,493	—	2,743,493

Total debt instruments	4,668,864	—	4,668,864

Mutual funds:
Money market funds	1,340,440	1,340,440	—

Total mutual funds	1,340,440	1,340,440	—

Total investments	$6,009,304	$1,340,440	$4,668,864

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of June 29, 2013 and September 29, 2012, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Short-Term Debt

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. During the fiscal year ended September 29, 2012, the Company failed to comply with its tangible net worth covenant with respect to the line of credit. The Bank waived the violation and the parties amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line is now only available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. The Company has no borrowings against this line of credit; however, there is an outstanding standby letter of credit which is secured by the line amounting to $14,903 at June 29, 2013.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three and nine month periods ended June 29, 2013 and June 23, 2012.

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

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three and Nine Months Ended
	June 29, 2013	June 23, 2012

Option term	6.5 years	6.5 years
Risk-free interest rate	0.71% to 0.79%	0.83 to 0.94%
Stock price volatility	66%	68%
Dividend yield	—	4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

There were 16,500 options granted during the nine months ended June 29, 2013, and 17,000 options granted during the nine months ended June 23, 2012. The weighted average grant date fair value for the options granted during such nine month periods was $2.89 and $4.47, respectively.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and nine month periods ended June 29, 2013 and June 23, 2012 (unaudited):

	June 29, 2013		June 23, 2012
	3 months	9 months	3 months	9 months
Cost of sales	$4,079	$12,227	$4,065	$12,192
Selling, general and administrative expenses	11,910	75,688	61,111	88,980
Product development expenses	23,656	78,269	29,358	88,830

Total share-based compensation expense before taxes	$39,645	$166,184	$94,534	$190,002

As of June 29, 2013 and June 23, 2012, there was $328,683 and $521,669, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the compensation cost is expected to be recognized is 2.36 years and 3.2 years, respectively.

The Company had the following stock option plans outstanding as of June 29, 2013: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 shares authorized for issuance under these plans, of which options to purchase 257,582 shares were outstanding at June 29, 2013. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of June 29, 2013, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 33,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan; and there were 54,406 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first nine months of fiscal 2013 (unaudited):

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years
Grants	1,000	—	1,000	5.40
Vested	(1,400)	1,400	—	8.40
Cancellations/forfeitures	(1,257)	(838)	(2,095)	11.51

Outstanding, December 29, 2012	91,761	152,346	244,107	$9.09	6.75 years
Grants	1,500	14,000	15,500	4.73
Vested	(4,600)	4,600	—	6.61
Cancellations/forfeitures	(855)	(570)	(1,425)	11.51

Outstanding, March 30, 2013	87,806	170,376	258,182	$8.81	6.69 years

Grants	—	—	—	—
Vested	(800)	800	—	8.59
Cancellations/forfeitures	—	(600)	(600)	0.99

Outstanding, June 29, 2013	87,006	170,576	257,582	$8.83	6.46 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 29, 2013 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	15,288	2.19	$3.00	15,288	$3.00
$3.01 - $4.00	16,600	3.08	$3.66	16,600	$3.66
$4.01 - $5.00	28,900	7.68	$4.79	26,300	$4.78
$5.01 - $10.00	54,400	5.99	$7.43	49,440	$7.41
$10.01 - $15.00	142,394	7.24	$11.41	62,948	$11.29

	257,582	6.46	$8.83	170,576	$7.68

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 29, 2013 and June 23, 2012 was $222,176 and $277,555, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	June 29, 2013	September 29, 2012
	(unaudited)

Finished goods	$8,015	$38,406
Work in process	899,126	642,159
Raw materials	2,023,983	1,952,843

	$2,931,124	$2,633,408

NOTE 3.	Income Taxes

During the nine months ended June 29, 2013 and June 23, 2012, the Company recorded an income tax benefit based on its expected effective tax rate for its fiscal year. The effective tax rate for the first nine months of fiscal year 2013 was decreased to 48% from 57.7% in the second quarter of fiscal 2013 due to a revision of the full year pre-tax forecast in the third fiscal quarter of 2013 and the tax benefit recorded related to the research credit, which was extended on January 2, 2013 by the America Taxpayer Relief Act of 2012. The effective tax rate excluding discrete events for the nine months ended June 29, 2013 was 42.9%. This compares to 41.8% for the same period of fiscal 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	June 29, 2013		June 23, 2012
	3 months	9 months	3 months	9 months

Net loss	$(521,779)	$(1,159,936)	$(914,859)	$(352,086)

Weighted average shares outstanding - basic	1,838,716	1,838,716	1,832,287	1,829,363
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,838,716	1,838,716	1,832,287	1,829,363

Basic net loss per share	$(0.28)	$(0.63)	$(0.50)	$(0.19)
Diluted net loss per share	$(0.28)	$(0.63)	$(0.50)	$(0.19)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 257,582 at June 29, 2013 and 268,852 at June 23, 2012.

NOTE 5.	Major Customers and Export Sales

During the quarter ended June 29, 2013, the Company had three customers that represented 86% (41%, 30% and 15%, respectively) of net sales as compared to the quarter ended June 23, 2012, during which three customers represented 83% (42%, 24%, and 17%, respectively) of net sales. During the nine month period ended June 29, 2013, the Company had two customers that represented 72% (41%, and 31%, respectively) of net sales as compared to the nine month period ended June 23, 2012, during which one customer represented 84% of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	June 29, 2013		June 23, 2012
	3 months	9 months	3 months	9 months

Domestic	$532,214	$2,591,866	$377,292	$5,907,328
Foreign	437,480	520,283	356,401	883,776

Total sales	$969,694	$3,112,149	$733,693	$6,791,104

The Company sold products into four countries during the three month period ended June 29, 2013 and five countries during the three month period ended June 23, 2012. The Company sold products into five countries during the nine month period ended June 29, 2013 and six countries during the nine month period ended June 23, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	June 29, 2013		June 23, 2012
	3 months	9 months	3 months	9 months

Saudi Arabia	65.6%	69.3%	34.6%	37.7%
Jordan	—	1.3%	0.3%	35.7%
Egypt	34.1%	28.6%	50.2%	20.2%
Thailand	—	—	14.2%	5.7%
Other	0.3%	0.8%	0.7%	0.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	June 29, 2013		June 23, 2012
	3 months	9 months	3 months	9 months

North America (excluding the U.S.)	—	0.6%	—	—
Central and South America	—	—	—	0.3%
Europe	—	—	—	—
Mid-East and Africa	100%	99.4%	85.8%	93.9%
Far East	—	—	14.2%	5.8%

NOTE 6.	Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available-for-sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments - Debt and Equity Securities. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

As of June 29, 2013, available-for-sale securities consisted of the following (unaudited):

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses

Money market funds	$337,673	$—	$—	$—	$337,673
Certificates of deposit	2,493,054	1,989	—	5,172	2,489,871
Municipal bonds	1,921,692	27,817	1,368	—	1,950,877

	$4,752,419	$29,806	$1,368	$5,172	$4,778,421

The contractual maturities of these investments as of June 29, 2013 were as follows (unaudited):

	Cost	Fair Value

Within 1 year	$3,035,743	$3,034,021
After 1 year through 5 years	1,716,676	1,744,400

	$4,752,419	$4,778,421

The Company’s available-for-sale securities were included in the following captions in the condensed consolidated balance sheets:

	June 29, 2013	September 29, 2012
	(unaudited)

Cash and cash equivalents	$337,673	$361,584
Marketable securities	4,440,748	4,668,864

	$4,778,421	$5,030,448

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to future changes in export laws or regulations; changes in technology; the effect of foreign political unrest; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Quarterly Report on Form 10-Q for the quarters ended March 30, 2013 and December 29, 2012 and its Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Results of Operations

Three Months ended June 29, 2013 as compared to Three Months ended June 23, 2012

Net Sales

Net sales for the quarter ended June 29, 2013 were $970,000, compared to $734,000 for the quarter ended June 23, 2012, an increase of 32%. Sales for the third quarter of fiscal 2013 consisted of $532,000, or 55%, from domestic sources and $438,000, or 45%, from international customers as compared to the same period in fiscal 2012, during which sales consisted of $377,000, or 51%, from domestic sources and $357,000, or 49%, from international customers.

Foreign sales consisted of shipments to four countries during the quarter ended June 29, 2013 and five countries during the quarter ended June 23, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2013 and 2012:

	2013	2012

Egypt	$149,000	$179,000
Saudi Arabia	287,000	123,000
Thailand	—	51,000
Other	2,000	4,000

	$438,000	$357.000

Revenue for the third quarter of fiscal 2013 was primarily derived from the sale of engineering services amounting to $400,000; we also had sales of our Ethernet IP encryptor for deployment into the Middle East amounting to $263,000, a spare parts order shipped to Egypt amounting to $149,000 and a domestic order for our narrowband radio encryptors amounting to $65,000.

Revenue for the third quarter of fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $311,000 and to an additional domestic customer amounting to $55,000. In addition, we sold spare parts to two foreign customers amounting to $229,000 and we had sales of our frame relay and internet protocol encryptor products to two customers amounting to $122,000 during the period.

Gross Profit

Gross profit for the third quarter of fiscal 2013 was $593,000, compared to gross profit of $572,000 for the same period of fiscal 2012, a 4% increase. Gross profit expressed as a percentage of sales was 61% for the third quarter of fiscal 2013 and 78% for the third quarter of fiscal 2012. The decrease in the gross profit percentage was primarily the result of the sale of lower margin engineering services work during the quarter ended June 29, 2013.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2013 were $739,000, compared to $788,000 for the same quarter of fiscal 2012. This decrease of $49,000 or 6% was attributable to a decrease in selling and marketing expenses of $55,000, offset by an increase in general and administrative expenses of $6,000 during the third quarter of the 2013 fiscal year.

The decrease in selling and marketing costs for the three months ended June 29, 2013 was primarily attributable to decreases in product evaluation costs of $26,000, personnel-related costs of $28,000, travel related costs of $21,000, product demonstration costs of $13,000 and outside consulting expenses of $13,000 for the period. These decreases were partially offset by increases in outside commissions and third party sales agreements amounting to $47,000.

The increase in general and administrative costs during the third quarter of 2013 was primarily attributable to an increase in outside consulting costs of $4,000 for the period.

Product Development Costs

Product development costs for the quarter ended June 29, 2013 were $586,000, compared to $1,350,000 for the quarter ended June 23, 2012, a decrease of $764,000 or 57%. The decrease was attributable to project development cost decreases in outside contractor costs of $359,000 and project material cost decreases of $39,000. During the quarter there was an increase of billable engineering services work, which decreased product development costs by $380,000. There were also decreases in recruiting costs of $30,000 and personnel-related costs of $30,000 during the third quarter of fiscal 2013. These decreases were partially offset by a decrease in engineering support of business development activities and a decrease in manufacturing support of engineering services, which increased product development costs by approximately $31,000 and $58,000, respectively for the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $400,000 of billable engineering services revenue generated during the third quarter of fiscal 2013 and no such revenue generated during the same period of fiscal 2012.

Net Income

The Company generated a net loss of $522,000 for the third quarter of fiscal 2013, compared to a net loss of $915,000 for the same period of fiscal 2012. This 43% decrease in net loss is primarily attributable to a 38% decrease in operating expenses, which was partially offset by a 69% decrease in income tax benefit recognized during the third quarter of fiscal 2013. The Company recorded an income tax benefit of $199,000 for the period based on its expected effective tax rate of 48% for the 2013 fiscal year. This compares to a tax benefit of $646,000 recorded in same period of fiscal 2012.

The Company recorded a net operating loss of $732,000 before accounting for such tax benefit for the third quarter of fiscal 2013, compared to a net operating loss of $1,566,000 for the same period of fiscal 2012. This 53% decrease in net operating loss is primarily attributable to a 38% decrease in operating expenses during the third quarter of fiscal 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 29, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine Months ended June 29, 2013 as compared to Nine Months ended June 23, 2012

Net Sales

Net sales for the nine months ended June 29, 2013 were $3,112,000, compared to $6,791,000 for the nine months ended June 23, 2012, a decrease of 54%. Sales for the first nine months of fiscal 2013 consisted of $2,592,000, or 83%, from domestic sources and $520,000, or 17%, from international customers as compared to the same period in fiscal 2012, during which sales consisted of $5,907,000, or 87%, from domestic sources and $884,000, or 13%, from international customers.

Foreign sales consisted of shipments to five countries during the nine months ended June 29, 2013 and six countries for the nine months ended June 23, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations.

The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2013 and 2012:

	2013	2012
Saudi Arabia	$360,000	$333,000
Jordan	7,000	316,000
Egypt	149,000	179,000
Other	4,000	56,000

	$520,000	$884,000

Revenue for the nine months ended June 29, 2013 was derived in part from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $955,000. In addition, we sold engineering services amounting to $1,240,000 and we had sales of our link encryptor into the Middle East amounting to $204,000 during the period. We also had sales of our Ethernet IP encryptor for deployment into the Middle East amounting to $263,000, a spare parts order shipped to Egypt amounting to $149,000 and a domestic order for our narrowband radio encryptors amounting to $65,000. Royalty income for the first nine months of fiscal 2013 amounted to $45,000.

Revenue for the nine months ended June 23, 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,682,000 and to an additional domestic customer amounting to $113,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to three customers amounting to $225,000. We also had sales of our link encryptors into the Middle East for $93,000 and we sold spare parts to three foreign customers amounting to $287,000 during the first nine months of fiscal 2012.

Gross Profit

Gross profit for the first nine months of fiscal 2013 was $2,184,000, compared to gross profit of $5,211,000 for the same period of fiscal 2012. Gross profit expressed as a percentage of sales was 70% for the first nine months of fiscal 2013 and 77% for the first nine months of fiscal 2012. The decrease in the gross profit percentage was primarily the result of the sale of lower margin engineering services work during the nine months ended June 29, 2013.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2013 were $2,210,000, compared to $2,525,000 for the same period of fiscal 2012. This decrease of $315,000 or12% was attributable to a decrease in selling and marketing expenses of $335,000, offset by an increase in general and administrative expenses of $20,000 during the first nine months of the 2013 fiscal year.

The decrease in selling and marketing costs for the nine months ended June 29, 2013 was primarily attributable to a decrease in product evaluation costs of $266,000, as well as decreases in personnel-related costs of $63,000, travel related costs of $63,000 and outside consulting costs of $42,000. These decreases were partially offset by an increase in outside commissions and sales and marketing agreements of $104,000 for the period.

The increase in general and administrative costs during the first nine months of 2013 was primarily attributable to increases in personnel-related costs of $63,000, recruiting fees of $22,000 and outside consulting costs of $4,000 for the period. These increases were partially offset by decreases in charitable contributions of $19,000 and professional and other public company fees of $65,000 for the nine months ended June 29, 2013.

Product Development Costs

Product development costs for the nine months ended June 29, 2013 were $2,231,000, compared to $3,299,000 for the nine months ended June 23, 2012, a decrease of $1,068,000 or 32%. The decrease was attributable to decreases in outside contractor costs of $625,000 and personnel-related costs of $35,000. There was also a decrease in recruiting costs of $80,000 and in project material costs of $26,000 during the first nine months of fiscal 2013. During the period there was an increase of billable engineering services work, which decreased product development costs by $698,000. These decreases were offset by a decrease in engineering support of business development activities and a decrease in manufacturing support of engineering services, which increased product development costs by approximately $159,000 and $249,000, respectively for the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,240,000 of billable engineering services revenue generated during the first nine months of fiscal 2013 and no such revenue generated during the same period of fiscal 2012.

Net Income

The Company generated a net loss of $1,160,000 for the first nine months of fiscal 2013, compared to a net loss of $352,000 for the same period of fiscal 2012. This 229% increase in net loss is primarily attributable to a 54% decrease in sales volume, which was partially offset by a 24% decrease in operating expenses during the first nine months of fiscal 2013. The Company recorded an income tax benefit of $1,068,000 during the first nine months of fiscal 2013 based on its expected effective tax rate of 48% for the 2013 fiscal year. This compares to a tax benefit of $253,000 recorded in the nine month period ended June 23, 2012.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 29, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $1,065,000 to $991,000 as of June 29, 2013, from a balance of $2,056,000 at September 29, 2012. This decrease was primarily attributable to a net loss of $1,160,000, increases in income taxes receivable of $349,000 and inventories of $298,000, capital acquisitions of $88,000 and the payment of cash dividends of $184,000 during the first nine months of the year. This decrease was partially offset by a decrease in accounts receivable of $913,000.

As noted above the Company paid cash dividends of $184,000 during the first nine months of fiscal 2013. The payment of these dividends was based on the profits generated by the Company during prior periods. It is not the Company’s intention to pay dividends on a regular basis unless future profits warrant such actions. The Board of Directors decided on December 6, 2012 that it would suspend consideration of future dividends until such time as the Company’s revenue and profit performance justified it.

It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities. We also believe that, in the long term, an anticipated improvement in business prospects, current billable activities and cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Although expected to continue to be depressed during the remainder of fiscal 2013, any material increase in activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Backlog at June 29, 2013 and June 23, 2012 amounted to $4,852,000 and $1,316,000, respectively. The orders in backlog at June 29, 2013 are expected to ship over the next six months depending on customer requirements and product availability.

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 1% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. As a result of the Company’s failure to comply with its tangible net worth covenant with respect to the line of credit, the parties amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line is now only available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the nine months ended June 29, 2013, or the fiscal year ended September 29, 2012. However, a standby letter of credit in the amount of $14,903 was issued in December 2012 and is secured by the line of credit with the Bank as noted.

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 29, 2013, the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit as noted above.

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000. Rent expense for the nine month periods ended June 29, 3013 and June 23, 2012 was $128,000 and $122,000, respectively. On September 30, 2011 the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

In fiscal 2012, the Company’s internal product development expenses were higher than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. During the first nine months of fiscal 2013, development expenses decreased by 32% as compared to fiscal 2012. This trend is expected to continue during the remainder of fiscal 2013, with development expenses for the year expected to be approximately 34% lower than fiscal year 2012. It is expected that research and development expenses in fiscal 2014 will be lower than in fiscal 2013 given that planned major product developments will be complete. Nevertheless, there will continue to be significant technical effort focused on product enhancements and applications engineering in support of specific business development and sales initiatives.

By the end of fiscal 2013, the Company anticipates completing the development of three new products - the HSE 6000 radio encryptor, the Cipher X 7211 100Mbs - 1Gbs IP Encryptor (“CX7211”) and the DSD 72B Optical Encryptor - and continue the process of reorienting some of its development investment toward collaborative product developments with major original equipment manufacturers (“OEMs”). The Company began establishing these technical partnerships in 2012, which continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be imbedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

HSE 6000: In 2013, the Company will have completed development and pilot production of the HSE 6000, a low-cost, battery-powered man-borne encryptor that provides highly secure communications between personnel and base command units. The HSE 6000 is designed for the rugged environments of military and police operations and can function with most VHF and HF radios systems. The HSE 6000 can interoperate with the TCC DSP 9000 Radio Encryption System which is deployed extensively throughout the world. Customer demonstrations have been conducted in several countries. The HSE6000 has several derivative forms that are being considered for research and development investment in 2014.

CX7211: The Company also anticipates completing in fiscal 2013 the major development of an advanced, 100Mbs through 1Gbs IP encryptor and the KEYNET Management system to service private network markets for government, military and satellite users. The initial release of this new network product, named the CX7211, has been sold and installed in selected customer networks with excellent results. The CX7211 allows its throughput capacity to be easily increased as network loads increase. TCC believes this feature makes the CX7211 very cost-effective for new installations and very easy to expand when the market demands it. TCC is continuing with the development of new software features for the CX7211 that will expand the system’s capabilities and applications.

With the completion of these new products, the Company expects to focus its technical efforts going forward on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and product customizations that tailor our products to meet the unique needs of our customers. TCC believes that we either have or can obtain the personnel and capital resources needed to accomplish these objectives.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 13, 2013	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

August 13, 2013	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer