Form 10-K
period 2013-09-28
TECHNICAL COMMUNICATIONS CORP
filed 2013-12-19
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing price as of March 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,134,340.

The number of shares of the registrant’s common stock, par value $ 0.10 per share, outstanding as of December 13, 2013 was 1,838,716.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2014 Annual Meeting of Shareholders to be held February 10, 2014 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 28, 2013

PART I

Item 1.	BUSINESS

Technical Communications Corporation (“TCC” or the “Company”) was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video and voice networks. TCC’s products have been sold into over 115 countries to governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services.

Overview

The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, telephones, mobile phones, facsimile machines and data network equipment over wires, fiber optic cables, radio waves, and microwave and satellite links. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement and military agencies, financial institutions, and multinational companies requiring protection of mission-critical information.

TCC historically and presently designs and develops its own equipment and software to meet the requirements of general secure communications applications, as well as the custom-tailored requirements of specific users. A customer may order equipment that is specially programmed to encrypt transmissions in accordance with a code to which only the customer has access. Management believes the coordinated development of cryptographic software and associated hardware allows TCC to provide high-strength encryption security products with efficient processing and transmission. Both criteria, the Company believes, are essential to customer satisfaction.

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

Providing secure communications systems and services for government and military markets worldwide remains a principal focus for TCC, as the Company believes continued concerns over security will sustain demand for increased protection of both voice and data networks. Our focus in the government market also now includes law enforcement special operations customers. Additionally, we see increased interest for secure communications in the corporate industrial sector. Management plans selected, evolutionary upgrades and product derivatives of our government/military products both to provide entry into these new markets and meet new requirements of our existing customers. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to meet unique customer requirements will meet a growing demand as customers become more sophisticated in defining their communications security needs.

2013 Highlights and Recent Events

The Company experienced a slowdown in sales during the first half of fiscal 2013 principally driven by delays in the receipt of certain key contracts for use by the Government of Egypt. These delays were a result of the political unrest in the region, which diverted foreign government attention to domestic issues. The contracts were eventually awarded to TCC in the third quarter of fiscal 2013, and TCC shipped approximately 45% of the order prior to the fiscal year end.

Revenues in fiscal 2013 were $6,250,000 with a net loss of $(714,000) or $(0.39) per share. The fiscal 2013 results reflect a partial shipment of our large contract for network encryption for use by the Government of Egypt noted above, along with strong sales for radio applications during the year. TCC’s backlog at the end of the fiscal year was $2.28 million, as compared to $315,000 at the end of fiscal 2012.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2013, the Company delivered $1.6 million in engineering services to select customers. Additionally, custom TCC equipment and services continue to provide recurring revenue opportunities with the Company’s established government systems product line, including the following key contracts:

•	In fiscal 2013, the Company delivered on contracts totaling $961,000 from Datron Worldwide Communications, Inc., a radio communications manufacturer, as part of an original equipment manufacturer (OEM) relationship for its DSP 9000 radio encryption equipment for use in Afghanistan by the Afghan military, and U.S. and NATO forces communicating with the Afghan military. TCC provides a radio encryption card designed to be embedded in Datron radios as well as its DSP 9000 radio encryption handset sold with Datron radios. TCC began deploying DSP 9000 radio encryption for use in Afghanistan more than five years ago. In addition, an order for $870,000 from Datron has been received in fiscal 2014.

•	In fiscal 2013, TCC also delivered $982,000 of orders for a domestic prime contractor supporting a government customer in North Africa. Potential follow-on orders are expected of up to $1 million through fiscal 2015. TCC provided the customer its DSP 9000 military radio encryption system, as well as a secure telephone solution. Additionally, TCC delivered operation, maintenance and cryptography training services, as well as customized tools to enable customer-independent system maintenance and testing, and cryptographic validation.

•	TCC received a $3.6 million foreign military sales (FMS) contract from the U.S. Army Communications and Electronics Command (CECOM) to upgrade the DSD 72A-SP military bulk encryption system currently in use securing strategic-level, military communications for the Government of Egypt. Under this contract, TCC provides upgrade kits, which were specifically designed for this customer requirement, to enable the DSD 72A-SP to function with next-generation radios. TCC will provide test equipment and training services both at TCC’s facility in Concord, MA as well as in-country. TCC delivered products fulfilling 45% of the contract in fiscal 2013. As the region’s market situation recovers from political unrest, the Company expects future follow-on sales as this customer proceeds to upgrade the balance of its network, as well as sales of new systems for additional communications security applications. The feature and performance upgrades developed for this customer are also expected to expand the capability of the DSD 72A-SP encryption system and are available to all new and existing customers.

Additionally, the Company delivered to the Middle East several contracts amounting to $565,000 for our link encryption and IP encryption products, including the Company’s new Cipher X® 7211 IP encryptor, during the year. Follow-on sales of the Cipher X 7211 are expected as this government customer expands its network.

TCC’s commitment to product development continued in fiscal 2013. The Company completed development and production of the DSD 72B-SP and DSD 72A-SP (STM) SONET/SDH encryption family with KEYNET Optical Manager, and the Cipher X 7211 IP encryptor with KEYNET IP Manager. Additionally, the Company’s new HSE 6000 squad radio headset encryptor for land mobile radio applications neared final production. The HSE 6010 Telephone Interconnect Kit was also developed, which enables the HSE 6000 radio headset encryptor to secure telephone communications and cross-network radio-to-telephone secure conferencing.

TCC plans to continue to increase sales and marketing efforts with lead generation initiatives and strategic partnerships. Additionally, the Company expects to focus technical efforts going forward on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Escalating turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism increases the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions can cause unpredictable and erratic delays in the processing of procurements and delivery of products. The combined effects present a situation that challenges both our sales capture teams and our production capabilities. The Company believes these market conditions will provide sufficient opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for such new, as well as existing, products and offering such products to current customers

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and has generated more than 80% of the Company’s revenue over the previous two fiscal years. These products, such as the DSD 72A-SP military bulk encryptor, CSD 3324SE telephone/fax encryptor, and the DSP 9000 radio encryptor, have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of future revenues.

The Company’s Secure Office Systems product line primarily consists of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products have produced modest revenues since their acquisition. Although some of these products are still available and remain profitable, demand for them has diminished in recent years. We will continue to offer our Secure Office Systems products from existing inventory, which we anticipate will be sufficient for several more years. Offering CipherTalk® secure mobile phone communications since 2005, the Company in 2012 introduced its next-generation CipherTalk secure mobile IP-based phone as part of this product line. The market for high-end secure wireless mobile phones continues to develop modestly.

With the availability of our next-generation IP and SONET/SDH encryptors and ability to integrate customer-specific national algorithms, the Company believes that its Network Security Systems are competitive for a growing niche of mission-critical government and industrial/corporate network applications worldwide. TCC is hopeful that future derivatives of its IP encryptor and KEYNET IP Manager system will expand the market opportunity for these products.

The Company also provides customized tools, products and training upon a customer’s request, as well as designs solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project.

Government Systems

The Company’s DSD 72A-SP Military Bulk Ciphering System is a rugged military system that provides a high level of cryptographic security for data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and is designed to integrate into existing networks. Reliable secure communication is achieved with communication synchronization methods built to maintain connections in error and jamming environments such as radio relay networks, missile systems and microwave systems.

TCC’s DSD 72A-SP (STM) SONET/SDH network encryptor meets the environmental and operational requirements for military environments and operates at 155 Mb/s and 622 Mb/s performance. It is designed to support customers with TCC’s DSD 72A-SP system that are transitioning to higher speed SONET/SDH networks.

The Company’s DSP 9000 Radio Security family of products offers strategic-level security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, the Company believes these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options. All versions interoperate with TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor for cross-network secure voice conferencing. The base station model also interoperates with the Company’s CSD 3324 SE secure telephone system to enable “office-to-field” communications.

TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor is designed for public safety special operations land mobile radio applications, as well as military applications. With the optional Telephone Interconnect Kit, the HSE 6000 connects to corded handset telephones for secure voice communications and radio-to-telephone conferencing over Voice over IP, digital, and analog telephone networks. It is also interoperable with the DSP 9000 family, enabling secure voice communications and cross-network conferencing across and between air, land, sea and office.

The Company’s CSD 3324 SE Secure Telephone, Fax and Data system provides strategic-level communications security for voice, fax and data encryption in a telephone package designed for government applications needing high reliability. The product has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications are possible even over poor line conditions. TCC’s high-level encryption and automated key distribution system protect sensitive information, and internal storage of 800 keys provides hands-off security.

The Company’s CSD 3324 SP telephone and fax system provides integrated secure voice and fax security in a telephone package designed for homeland security and U.S. and international government applications. The CSD 3324 SPF fax encryptor attaches to fax machines to secure transmissions and is compatible with the CSD 3324 SP.

Secure Office Systems

The Company’s CSD 3600 Secure Portable Telephone Attachment may be placed between any telephone and corded handset worldwide to provide digital security. The attachment is small and portable, operates over both digital and analog telephone lines, and is designed to ensure protection through new and unique random keys negotiated with each communication session.

The Company’s CSD 4100 Executive Secure Telephone offers strategic-level voice and data security in an executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control.

The CipherTalk 8000 series of secure mobile phones is designed to provide encrypted mobile voice communications anywhere in the world. Introduced in fiscal 2012, the CipherTalk 8000 series of IP-based secure wireless phones is designed to set up secure calls with all GSM bands, GPRS, EDGE, and 3G. In addition, it can establish secure calls connecting directly to the Internet via Wi-Fi, USB and satellite links without needing a SIM card.

Network Security Systems

TCC offers network encryption systems with KEYNET centralized key and device management for IP, SONET/SDH and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. The Company supports the industry standard Advanced Encryption Standard (AES) 256-bit cryptographic algorithm and can integrate customer-specific national algorithms to meet customer-specific needs. All of TCC’s encryption systems are designed to seamlessly overlay onto existing networks without requiring infrastructure changes. Network performance impact is negligible and we believe the systems are easy to deploy, monitor and manage. Additionally, the Cipher X family offers scalable performance to higher speeds without changing hardware. This minimizes the entry cost of deploying a security solution and provides a cost-effective path to meet evolving business needs. Upgrades are licensed and made available on-demand via the KEYNET management system. All performance levels interoperate and have identical functionality.

Cipher X 7211 IP Encryption with KEYNET IP Manager provides strategic-level secure communications for large IP networks for point-to-point and multicast applications such as video conferencing. It offers a unique combination of flexibility, scalable 1 gigabit per second performance and KEYNET IP Manager for ease of use. The Cipher X 7211 is a hardware-based, FIPS 140-2 Level 3 designed encryption device.

The DSD 72B-SP and DSD 72A-SP (STM) encryption family with KEYNET Optical Manager provides strategic-level path encryption of voice, data and video transmitted over SONET/SDH networks at wirespeed 155 Mb/s and 622 Mb/s performance. It comes in rugged industrial and industrial versions to meet various environmental and operating requirements. Protocol agnostic, the DSD 72B-SP family interoperates with any standard SDH or SONET network element. Automated KEYNET key and device management provides ease of use. The DSD 72B-SP family is interoperable with the DSD 72A-SP (STM) SONET/SDH encryptor for military environments.

Our Cipher X 7100 Frame Relay Encryption with KEYNET key and device management secures data transmitted over frame relay networks at up to 2 megabits per second. Encryption based on both the Triple DES and AES 256-bit algorithm are available and the same KEYNET system manages both system types. This product was designed to enable customers with Triple DES systems to evolve their network to the latest AES 256-bit standard.

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Motorola Solutions, Inc., General Dynamics Corporation, Omnisec AG, Cisco Systems, Inc., Certes Networks, Inc., SafeNet, Inc. and Alcatel-Lucent.

The Company competes based on its service, the operational and technical features of its products, its customization abilities, its sales expertise, and pricing. Many of TCC’s competitors have substantially greater financial, technical, sales and marketing, distribution and other resources, greater name recognition and longer standing relationships with customers. Competitors with greater financial resources can be more aggressive in marketing campaigns, can survive sustained price reductions in order to gain market share and can devote greater resources to support existing products and develop new competing products.

Our competitive position also depends on our ability to attract and retain qualified personnel, obtain and maintain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts.

Sales and Backlog

In fiscal 2013, the Company had three customers representing 71% of total net sales. These sales consisted of sales of upgrade kits to our 72A-SP bulk encryptors to the US Army CECOM for deployment in Egypt representing 29% of sales, sales of engineering services provided to the U.S. government representing 27% of sales, and sales of our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 15% of sales. In fiscal year 2012, the Company had two customers representing 85% of total net sales. These sales consisted of sales of our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 70% of sales and sales of our bulk encryptors to Raytheon for a Patriot Missile upgrade program in Taiwan representing 15% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 120 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 28, 2013 and September 29, 2012 was approximately $2,285,000 and $315,000, respectively.

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

Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities and commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend, since the mid-nineties, has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the government’s recognition of the technology available from foreign sources and the need to allow domestic corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, the impact of which could be material.

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2013 were and historically have been immaterial. In 2003 the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC” (“RoHS”). In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with RoHS.

Manufacturing

TCC has several manufacturing subcontractors and suppliers that provide outside processing of electronic circuit boards, fabrication of metal components, and supply of electronic components. For the majority of purchased materials and services, TCC has multiple suppliers that are able to deliver materials and services under short-term delivery purchase orders. Payment is typically made after delivery, based upon standard credit arrangements. For a small minority of parts, there are limited sources of supply. In such cases, TCC monitors source availability and usually stocks for anticipated long-term requirements to assure manufacturing continuity. Notwithstanding the Company’s efforts to maintain material supplies, shortages can and do develop, resulting in delays in production, significant engineering development effort to find alternative solutions and, if production cannot be maintained, the discontinuation of the affected product design.

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

TCC has been designing and producing secure, cryptography-based communications systems for over 50 years, during which time the Company has developed many technological techniques and practices. This expertise and experience is in the areas of cryptographic algorithm design and implementation, key distribution and management systems, cryptographic processors, voice and fax encryption, and electronic hardware design. TCC relies on its internal technical expertise and experience, which TCC considers to be proprietary. These proprietary technologies are owned by TCC, are under TCC’s control, and have been documented consistent with standard engineering practices. It is estimated that the majority of sales during the past two years and during the next two years will be of products that are based upon TCC-proprietary designs.

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

During the years ended September 28, 2013 and September 29, 2012, the Company spent $2,729,000 and $4,421,000, respectively, on internal product development. In fiscal 2013, the Company’s internal product development expenses were lower than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. It is expected that development expenses in fiscal 2014 will be consistent with fiscal 2013 levels.

In fiscal 2013, the Company completed development and production of the DSD 72B-SP and DSD 72A-SP (STM) SONET/SDH encryption family with KEYNET Optical Manager, and the Cipher X 7211 IP encryptor with KEYNET IP Manager. Additionally, the Company’s new HSE 6000 squad radio headset encryptor for land mobile radio applications neared final production. The HSE 6010 Telephone Interconnect Kit was also developed, which enables the HSE 6000 to secure telephone communications and cross-network radio-to-telephone secure conferencing.

DSD 72B-SP/DSD 72A-SP (STM) SONET/SDH Encryption – During fiscal 2013, TCC completed the expansion of its optical encryptor product line, which now includes variants for military (DSD 72A-SP (STM)), rugged industrial (DSD 72B-SP (RI)) and industrial (DSD 72B-SP (I)) environments operating at speeds of 155 Mb/s and 622 Mb/s. The product line was designed to interoperate and be managed by the same KEYNET Optical Manager centralized key and device management system. Customer-specific national algorithms can also be easily integrated. The DSD 72B-SP family offers strategic-level security for niche applications with SONET/SDH networks. Additionally, the DSD 72A-SP (STM) offers an upgrade solution to customers that already have TCC’s DSD 72A-SP military bulk encryptor installed and are transitioning their networks to higher speeds.

Cipher X 7211 IP Encryption – Development of TCC’s Cipher X 7211 next-generation IP encryptor with KEYNET IP Manager centralized key and device management was also completed in fiscal 2013. Differentiating capabilities of the Cipher X 7211 are its scalable performance of up to 1 gigabit per second that is available on-demand without hardware changes, easy integration of customer-specific national algorithms, and its tunneless encryption design, which simplifies network security for global networks. KEYNET IP Manager is a robust system designed to centrally and automatically manage a large network of Cipher X 7211 encryptors. TCC is developing a version of KEYNET for small networks with up to five Cipher X 7211 devices to expand market reach. It is expected to be available in fiscal 2014. Additionally, TCC is developing an interoperable derivative version of the Cipher X 7211 for lower capacity applications such as desktop environments, which is expected to be available in first half of fiscal 2015. It is expected that the interoperable combination will provide end-to-end secure communications from user to user, as well as at local area network and wide area network endpoints.

HSE 6000 Radio Headset Encryption – During 2013 TCC completed development and production of the HSE 6000 squad radio headset encryptor for land mobile radio applications. The HSE 6000 is designed for use by public safety special operations personnel, which is a new market for the Company.

It can also be used for military applications. Several customer demonstrations have been performed and interest has been positive. The HSE 6000 is a universal encryption solution operating with most radio makes and models, and all frequency bands. Additionally, the Company developed the HSE 6010 Telephone Interconnect Kit to enable the HSE 6000 to connect to corded handset telephones and provide secure voice communications over Voice over IP, digital and analog telephone networks, as well as radio-to-telephone secure commander’s conferencing. The HSE 6000 is interoperable with TCC’s DSP 9000 military encryption family, providing secure communications and conferencing for public safety and military joint operations, as well as across land, sea, air and office. The development of an interoperable secure telephone attachment designed for corporate enterprise applications is being considered.

With major product development complete, the Company expects to focus technical efforts going forward on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Foreign Operations

The Company’s results of operations are dependent upon its foreign sales, including domestic sales shipped to foreign end-users. Although foreign sales were more profitable than domestic sales during fiscal years 2013 and 2012 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2013 and 2012, sales directly to international customers accounted for approximately 8.5% and 11.8%, respectively, of our net sales. During those periods a significant portion of domestic sales (15% and 70%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. During fiscal year 2013 we initiated shipments of products delivered to the Government of Egypt representing 29% of sales under a contract with the U.S. Army. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

•	changes in regulatory requirements,

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements,

•	fluctuations in foreign currency exchange rates,

•	delays in placing orders,

•	the complexity and necessity of using foreign representatives, consultants and distributors,

•	the uncertainty of the ability of foreign customers to finance purchases,

•	uncertainties and restrictions concerning the availability of funding credit or guarantees,

•	imposition of tariffs or embargoes, export controls and other trade restrictions,

•	the difficulty of managing and operating an enterprise spanning several countries,

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and,

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. government may prevent proposed sales to foreign governments or other end-users.

Employees

As of September 28, 2013, the Company employed 34 full-time employees and two part-time employees, as well as several full and part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 28, 2013 and subsequent quarterly reports filed with the SEC.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:

•	introduction and market acceptance of new products and product enhancements by us and our competitors;

•	foreign political unrest;

•	budgeting cycles of customers, including the U.S. government;

•	timing and execution of individual contracts;

•	competitive conditions in the communications security industry;

•	changes in general economic conditions; and

•	shortfalls of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.

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

The Company is dependent upon its foreign sales (including domestic sales shipped to foreign end-users) and we expect that sales to foreign end-users will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws, and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances.

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

Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. Third parties also may challenge our patents or proprietary rights or claim we are infringing on their rights. Any claims of infringement or misappropriation, with or without merit, would likely be time-consuming, result in costly litigation and diversion of resources, and cause delays in the development and commercialization of our products. We may be required to expend significant resources to develop non-infringing intellectual property, pay royalties, or obtain licenses to the intellectual property that is the subject of such litigation. Royalties may be costly and licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2013 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2012. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 28, 2013.

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

As of December 13, 2013, we employed 34 full-time and two part-time employees as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

We continue to face a number of risks related to current global economic and political conditions that could unfavorably impact our business.

Global economic conditions continue to be challenging for the secure communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, continuing high rates of unemployment, and reduced corporate capital spending. Economic growth in the U.S. and many other countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:

•	Budgeting and forecasting are difficult: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, and the prevailing economic uncertainties render estimates of future income and expenditures difficult.

•	Potential deferment or cancellation of purchases and orders by customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused, governments and businesses to defer or cancel purchases. If future demand for our products declines due to global economic conditions, it will negatively impact our financial results.

•	Customers’ inability to obtain financing to make purchases: Some of our customers require substantial financing, including government financing, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases of our products and/or meet their payment obligations could have a negative impact on our financial results.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each renewal term. Rent expense for the years ended September 28, 2013 and September 29, 2012 was $171,000 and $165,000, respectively. On September 30, 2011, the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

Item 3.	LEGAL PROCEEDINGS

There are no current legal proceedings as to which TCC or its subsidiary is a party or as to which any of their property is subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, $0.10 par value, trades on the NASDAQ Capital Market under the symbol “TCCO.” The following table presents low and high sales prices for the common stock for the time periods specified as reported by The NASDAQ Stock Market, Inc.

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $ 0.10 par value	9/28/2013	$6.00	$7.90
	6/29/2013	4.29	8.00
	3/30/2013	3.91	5.45
	12/29/2012	4.22	6.00

	9/29/2012	$5.65	$8.81
	6/23/2012	7.30	12.42
	3/24/2012	7.17	12.95
	12/24/2011	6.96	8.24

Holders

As of December 13, 2013, there were approximately 80 record holders of our Common Stock. We believe there are approximately 650 beneficial holders of our Common Stock.

Dividends

The Company paid cash dividends on its common stock during fiscal years 2013 and 2012 as follows:

Payment Date	Aggregate	Per Share
December 28, 2012	$183,872	$0.10

September 14, 2012	$183,872	$0.10
June 15, 2012	183,872	0.10
March 15, 2012	182,889	0.10
December 15, 2011	182,708	0.10

It is not the Company’s intention to pay dividends unless future profits warrant such actions. The Board of Directors decided on December 6, 2012 that it would suspend consideration of future dividends until such time as the Company’s revenue and profit performance justified it.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan (as amended and restated), the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, and the Technical Communications Corporation 2001 Stock Option Plan as of the fiscal year ended September 28, 2013. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 28, 2013, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	147,994	(1)	$11.05	54,406

Equity compensation plans not approved by stockholders	109,588	(2)	$5.82	33,028

Total	257,582		$8.83	87,434

(1)	Of the 147,994 options outstanding as of September 28, 2013, 90,706 were exercisable as of such date at an average exercise price of $11.04 per share.
(2)	Of the 109,588 options outstanding as of September 28, 2013, 106,388 were exercisable as of such date at an average exercise price of $5.71 per share.

Sales of Unregistered Securities and Repurchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2013 fiscal year and no repurchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2013 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 28, 2013 and the “Risk Factors” section included herein.

Overview

TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract, or made as a sub-contractor to domestic corporations under contract with the U.S. government. However, we have also sold these products to commercial entities and U.S. government agencies. In addition to product sales, we generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.

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

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of approximately $1.1 million as of September 28, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years and it is not anticipated that we will be subject to foreign taxes in the near future.

Stock Based Compensation

We record the compensation expense for all stock-based payments based on the grant date fair value. We expense stock-based compensation over the employee’s requisite service period, generally the vesting period of the award.

The choice of a valuation technique, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change. Any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information available at the time made and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Results of Operations

Year ended September 28, 2013 as compared to year ended September 29, 2012

Net Sales

Net sales for the years ended September 28, 2013 and September 29, 2012 were $6,250,000 and $8,117,000, respectively, a decrease of $1,867,000 or 23%. Sales for fiscal 2013 consisted of $5,720,000, or 92%, from domestic sources and $530,000, or 8%, from international customers as compared to fiscal 2012, in which sales consisted of $7,160,000, or 88%, from domestic sources and $957,000, or 12%, from international customers.

Foreign sales consisted of shipments to five different countries during the year ended September 28, 2013 and seven different countries during the year ended September 29, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2013	2012
Saudi Arabia	$370,000	$406,000
Egypt	149,000	179,000
Jordan	7,000	316,000
Other	4,000	56,000

	$530,000	$957,000

For the year ended September 28, 2013 we derived $1,600,000 in service revenue from the sale of engineering services to select customers. Product sales revenue were derived from the Company making the initial shipments, amounting to $1,679,000, to the U.S. Army Communications and Electronics Command (CECOM) to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt during the fourth quarter of the year. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions, and supplied customized cryptographic services and tools, for a domestic prime contractor supporting a government customer in North Africa amounting to $982,000 during the year.

We also had sales of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $961,000, our Ethernet IP encryptor for deployment into the Middle East amounting to $263,000, our link encryptor into the Middle East amounting to $204,000, a spare parts order shipped to Egypt amounting to $149,000, and a domestic order for our narrowband radio encryptors amounting to $65,000. Royalty income for fiscal 2013 amounted to $60,000.

Revenue for fiscal 2012 was primarily derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $5,710,000 and to an additional domestic customer amounting to $113,000. In addition we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $314,000 and we had sales of our frame relay and internet protocol encryptor products to three customers amounting to $225,000 during the year. We also had sales of our link encryptors into the Middle East for $93,000, sold spare parts to three foreign customers amounting to $287,000 and shipped our high speed bulk encryptors amounting to $1,173,000 under a contract with a domestic customer.

Gross Profit

Gross profit for fiscal year 2013 was $4,140,000, a decrease of $2,138,000 or 34%, compared to gross profit of $6,278,000 for fiscal year 2012. Gross profit expressed as a percentage of sales was 66% in fiscal year 2013 compared to 77% in the prior year. The decrease in gross profit as a percentage of sales was primarily associated with the sale of lower margin engineering services work during fiscal 2013.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2013 were $2,956,000, compared to $3,310,000 for fiscal 2012. This decrease of $354,000, or 11%, was attributable to a decrease in selling and marketing expenses of $530,000 offset by an increase in general and administrative expenses of $176,000 during the 2013 fiscal year.

The decrease in selling and marketing expenses during fiscal 2013 was attributable to a decrease in product evaluation costs of $462,000, as well as decreases in personnel-related costs of $108,000, travel related costs of $64,000, outside consulting costs of $36,000 and product demonstration cots of $22,000. These decreases were partially offset by an increase in outside commissions and sales and marketing agreements of $85,000, new marketing initiatives of $27,000 and bid and proposal efforts of $62,000 for the year.

The increase in general and administrative expenses during fiscal 2013 was primarily attributable to increases in personnel-related costs of $128,000, recruiting fees of $22,000 and professional service costs of $49,000 for the period. These increases were partially offset by decreases in charitable contributions of $19,000.

Product development costs for fiscal 2013 were $2,729,000, compared to $4,421,000 for fiscal 2012, a decrease of $1,692,000 or 38%. The decrease was primarily attributable to the winding down of planned major product development projects in fiscal 2013 (see “Research and Development” in Item 1 above for further discussion on research and development during fiscal 2013). The reduction in spending resulted in decreases in outside contractor costs of $785,000 and personnel-related costs of $49,000. There was also a decrease in recruiting costs of $80,000 and in project material costs of $102,000 during fiscal 2013. During the period there was also an increase of billable engineering services work and a decrease in engineering support of business development, which decreased product development costs by $672,000. Planned major product development projects began winding down in fiscal 2013 (see “Research and Development” in Item 1 above for further discussion on research and development during fiscal 2013).

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,600,000 of billable engineering services revenue generated during fiscal 2013 and no such revenue generated during fiscal 2012.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Although expected to decrease in fiscal 2014, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Net Income

The Company generated a net loss of $714,000 for fiscal 2013, as compared to a net loss of $841,000 for fiscal 2012. This decrease in net loss is primarily attributable to a 26% decrease in operating expenses during fiscal 2013. The Company recorded an income tax benefit of $799,000 during fiscal 2013 based on its expected effective tax rate of 52.8% for the 2013 fiscal year. This compares to an income tax benefit of $597,000 during fiscal 2012 based on its expected effective tax rate of 41.5%. The Company received a refund of $213,618 in connection with an abatement claim from a prior year, which contributed to the increase in the effective tax rate in fiscal 2013. There was uncertainty regarding the outcome of the claim, therefore a benefit was not recorded until fiscal 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 28, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at September 28, 2013 totaled $6,043,785 compared with $6,725,175 at September 29, 2012. We continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Although expected to decrease in fiscal 2014, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 28, 2013 and September 29, 2012:

	2013	2012

Net loss	$(714,129)	$(840,885)
Changes not affecting cash	198,875	346,133
Changes in assets and liabilities	316,330	(1,105,233)

Cash used in operating activities	(198,924)	(1,599,985)
Cash provided by (used in) investing activities	1,137,408	(4,861,580)
Cash used in financing activities	(183,872)	(713,841)

Net change in cash and cash equivalents	754,612	(7,175,406)
Cash and cash equivalents - beginning of period	2,056,311	9,231,717

Cash and cash equivalents - end of period	$2,810,923	$2,056,311

Operating Activities

The Company used approximately $1,401,000 less of cash for operating activities in fiscal 2013 than it used for operating activities for fiscal 2012. This decrease was primarily attributable to higher collections of accounts and income taxes receivable, as well as a lower volume of accounts payable and accrued expenses during the year; offset by a slower reduction of inventories.

Investing Activities

Cash provided by investing activities during fiscal 2013 increased by approximately $6 million to $1,137,000 compared to cash used in investing activities of $4,862,000 during fiscal 2012. This change is primarily attributable to the purchase in fiscal 2012 of short-term investments in marketable securities.

Financing Activities

Cash used for financing activities during fiscal 2013 decreased to $184,000 compared to $714,000 fiscal 2012. The reduction is primarily due to the suspension of dividend payments in early fiscal 2013.

Debt Instruments and Related Covenants

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. As a result of the Company’s failure to comply with its tangible net worth covenant with respect to the line of credit, the parties amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line is now only available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the fiscal years ended September 28, 2013 and September 29, 2012. However, a standby letter of credit in the amount of $14,903 was issued in December 2012 and is secured by the line of credit with the Bank.

Backlog

Backlog at September 28, 2013 and September 29, 2012 amounted to $2,285,000 and $315,000, respectively. The orders in backlog at September 28, 2013 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 28, 2013, the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit.

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

During the years ended September 28, 2013 and September 29, 2012, the Company spent $2,729,000 and $4,421,000, respectively, on internal product development. In fiscal 2013, the Company’s internal product development expenses were lower than prior years but in line with its planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. It is expected that development expenses in fiscal 2014 will be consistent with fiscal 2013 levels.

With its planned major product development complete (see “Research and Development” in Item 1 above for further discussion on research and development during fiscal 2013), the Company expects to focus technical efforts going forward on three principal areas: development of solutions that meet the needs of original equipment manufacturers; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Other than those stated above, there are no plans for significant internal product development in fiscal 2014 and the Company does not anticipate any significant capital expenditures during the year.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. This guidance will become effective for us as of the beginning of our 2015 fiscal year and is consistent with our present practice.

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for the Company for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, established in 1992.

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

In the course of its assessment for fiscal year 2013, management identified a control deficiency that was also identified during its assessments for the 2008 through 2012 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2013 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 28, 2013.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2014 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2013 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 6, 2004, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 5, 2004)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated April 4, 2007, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 6, 2007)

10.7	Line of Credit Agreement with Letter of Credit and/or Acceptance Financing Agreement, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.8	Line of Credit with Letter of Credit and/or Acceptance Financing Promissory Note, dated November 5, 2004, between the Company and Fleet National Bank, a Bank of America Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on November 11, 2004)

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)

10.10	Contract with US Army CECOM Acquisitions Center dated April 18, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2008.)

10.11	Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.12	Purchase Order from Datron World Communications dated April 16, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.13	Purchase Order from Datron World Communications dated April 21, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2010.)

10.14	Purchase Order from Datron World Communications dated October 15, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.15	Purchase Order from Datron World Communications dated November 29, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.16	Purchase Order from Datron World Communications dated November 30, 2010 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.17+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.18	Purchase Order from Datron World Communications dated February 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.)

10.19	Purchase Order from Datron World Communications dated July 5, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2011.)

10.20	Purchase Order from Raytheon Technical Services Company LLC, a subsidiary of Raytheon Company dated November 2, 2011 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2011.)

10.21	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013.)

10.22*

Purchase Order from Datron World Communications dated October 8, 2013 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.REF	XBRL Taxonomy Reference Linkbase Document.**

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement
**	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr. Carl H. Guild, Jr.	Chief Executive Officer and President Chairman of the Board, Director (Principal Executive Officer)	December 19, 2013

/s/ Michael P. Malone Michael P. Malone	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2013

/s/ Mitchell B. Briskin Mitchell B. Briskin	Director	December 19, 2013

/s/ Thomas E. Peoples Thomas E. Peoples	Director	December 19, 2013

/s/ Francisco F. Blanco Francisco F. Blanco	Director	December 19, 2013

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 28, 2013 and September 29, 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,810,923	$2,056,311
Marketable securities:
Available for sale securities	1,247,384	4,668,864
Held to maturity securities	522,856	—
Accounts receivable - trade, less allowance of $25,000 at September 28, 2013 and September 29, 2012	1,375,764	1,380,472
Inventories	2,618,604	2,633,408
Income taxes receivable	723,988	859,336
Deferred income taxes	894,459	618,078
Other current assets	225,583	170,729

Total current assets	10,419,561	12,387,198

Marketable securities:
Held to maturity securities	1,462,622	—
Equipment and leasehold improvements	4,300,304	4,084,886
Less accumulated depreciation and amortization	(3,831,402)	(3,632,288)

Equipment and leasehold improvements, net	468,902	452,598

	$12,351,085	$12,839,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,588	$167,313
Accrued liabilities:
Compensation and related expenses	241,003	316,751
Customer deposits	259,602	52,372
Other current liabilities	166,848	176,281

Total current liabilities	929,041	712,717

Commitments and contingencies

Stockholders’ equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,838,716 issued and outstanding at September 28, 2013 and September 29, 2012	183,872	183,872
Additional paid-in capital	3,774,759	3,569,731
Accumulated other comprehensive (loss) income	(2,020)	10,042
Retained earnings	7,465,433	8,363,434

Total stockholders’ equity	11,422,044	12,127,079

	$12,351,085	$12,839,796

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 28, 2013 and September 29, 2012

	2013	2012

Net sales	$6,249,649	$8,117,292
Cost of sales	2,109,394	1,839,784

Gross profit	4,140,255	6,277,508

Operating expenses:
Selling, general and administrative	2,956,465	3,310,044
Product development	2,729,473	4,420,703

Total operating expenses	5,685,938	7,730,747

Operating loss	(1,545,683)	(1,453,239)

Other income
Investment income	32,752	15,363

Loss before provision for income taxes	(1,512,931)	(1,437,876)

Benefit for income taxes	(798,802)	(596,991)

Net loss	$(714,129)	$(840,885)

Net loss per common share
Basic	$(0.39)	$(0.46)
Diluted	$(0.39)	$(0.46)

Weighted average shares
Basic	1,838,716	1,832,937
Diluted	1,838,716	1,832,937

Dividends paid per common share	$0.10	$0.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended September 28, 2013 and September 29, 2012

	2013	2012

Net loss	$(714,129)	$(840,885)
Other comprehensive (loss) income, net of tax	(12,062)	10,042

Comprehensive loss	$(726,191)	$(830,843)

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 28, 2013 and September 29, 2012

	2013	2012

Operating activities:
Net loss	$(714,129)	$(840,885)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	199,114	216,538
Stock-based compensation	205,028	238,860
Deferred income taxes	(276,381)	(119,307)
Amortization of premium on held to maturity securities	83,716	—
Unrealized (loss) gain on available for sale securities	(12,062)	10,042

Changes in current assets and current liabilities:
Accounts receivable	4,708	(512,755)
Inventories	14,804	645,506
Income taxes receivable	135,348	(509,262)
Other current assets	(54,854)	(31,841)
Customer deposits	207,230	(81,123)
Accounts payable and accrued liabilities	9,094	(615,758)

Cash used in operating activities	(198,924)	(1,599,985)

Investing activities:
Additions to equipment and leasehold improvements	(215,418)	(192,715)
Proceeds from maturities of marketable securities	2,957,501	626,000
Purchases of marketable securities	(1,604,675)	(5,294,865)

Cash provided by (used in) investing activities	1,137,408	(4,861,580)

Financing activities:
Proceeds from stock issuance	—	19,500
Dividends paid	(183,872)	(733,341)

Cash used in financing activities	(183,872)	(713,841)

Net increase (decrease) in cash and cash equivalents	754,612	(7,175,406)
Cash and cash equivalents at beginning of year	2,056,311	9,231,717

Cash and cash equivalents at end of year	$2,810,923	$2,056,311

Supplemental disclosures:

Income taxes paid	$576	$31,849

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 28, 2013 and September 29, 2012

	2013	2012

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,838,716	1,827,319
Retire treasury shares	—	(232)
Exercise of stock options	—	5,200
Cashless exercise of stock options	—	6,429

Ending balance	1,838,716	1,838,716

Common stock at par value:
Beginning balance	$183,872	$182,732
Retire treasury shares	—	(23)
Exercise of stock options	—	1,163

Ending balance	183,872	183,872

Additional paid-in capital:
Beginning balance	$3,569,731	$3,312,512
Exercise of stock options	—	18,336
Retire treasury shares	—	23
Stock-based compensation	205,028	238,860

Ending balance	3,774,759	3,569,731

Retained earnings:
Beginning balance	$8,363,434	$9,937,660
Dividends paid	(183,872)	(733,341)
Net loss	(714,129)	(840,885)

Ending balance	7,465,433	8,363,434

Other comprehensive income:
Beginning balance	10,042	—
Unrealized gain (loss) on available for sale securities	(12,062)	10,042

Ending balance	(2,020)	10,042

Total stockholders’ equity	$11,422,044	$12,127,079

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

Technical Communications Corporation was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant judgments and estimates include those related to revenue recognition, receivable reserves, inventory reserves, income taxes and stock-based compensation. Actual results could differ from those estimates.

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

Notes to Consolidated Financial Statements (continued)

Inventories

The Company values its inventory at the lower of actual cost (based on first-in, first-out (FIFO) method) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful life of the asset or the applicable lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The costs of maintenance and repairs are charged to operations as incurred; significant renewals and betterments are capitalized.

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

Revenue Recognition

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

Notes to Consolidated Financial Statements (continued)

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the years ended September 28, 2013 and September 29, 2012.

The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of stock-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 28, 2013	September 29, 2012
Assumptions:
Option life	5 to 6.5 years	5 to 6.5 years
Risk-free interest rate	0.71% to 0.79%	0.63% to 0.94%
Stock volatility	66%	68%
Dividend yield	0%	4%

There were 16,500 options granted during the year ended September 28, 2013 and 17,000 options granted during the year ended September 29, 2012. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of income for the years ended September 28, 2013 and September 29, 2012:

	2013	2012

Cost of sales	$16,295	$16,582
Selling, general and administrative	87,613	102,429
Product development	101,120	119,849

Total stock-based compensation expense before taxes	$205,028	$238,860

As of September 28, 2013, there was $289,838 of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the stock-based compensation cost is expected to be recognized is 2.12 years.

Notes to Consolidated Financial Statements (continued)

The Company had the following stock option plans outstanding as of September 28, 2013: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 options to acquire shares authorized under these plans, of which 257,582 options were outstanding at September 28, 2013. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of September 28, 2013, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 33,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan and 54,406 available for grant under the 2010 Equity Plan.

The following tables summarize stock option activity during fiscal years 2012 and 2013:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 24, 2011	130,820	132,232	263,052	$8.81	7.77 years
Grants	6,500	10,500	17,000	9.66
Vested	(35,292)	35,292	—	10.34
Exercises	—	(11,629)	(11,629)	4.49
Cancellations/forfeitures	(8,610)	(14,611)	(23,221)	8.36

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years

Grants	2,500	14,000	16,500	4.73
Vested	(33,319)	33,319	—	10.46
Cancellations/forfeitures	(2,111)	(2,009)	(4,120)	9.98

Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years

Information related to the stock options vested or expected to vest as of September 28, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 2.01 - $ 3.00	15,288	1.94	$3.00	15,288	$3.00
$ 3.01 - $ 4.00	16,600	2.83	3.66	16,600	3.66
$ 4.01 - $ 5.00	28,900	7.43	4.79	26,300	4.78
$ 5.01 - $10.00	54,400	5.74	7.43	50,580	7.39
$10.01 - $15.00	142,394	6.99	11.41	88,326	11.36

	257,582	6.21	$8.83	197,094	$8.16

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 28, 2013 was $159,521. There were no options exercised during the year ended September 28, 2013. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal years 2013 and 2012, the Company had no uncertain tax positions or unrecognized tax benefits. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of and for the years ended September 28, 2013 and September 29, 2012, the Company had no interest or tax penalties.

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks and money market funds held in a brokerage account.

Notes to Consolidated Financial Statements (continued)

The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.), or in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the fiscal years ended September 28, 2013 and September 29, 2012, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of September 28, 2013 and September 29, 2012, in accordance with the fair value hierarchy as defined above. As of September 28, 2013 and September 29, 2012, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 29, 2012

Debt and certificates of deposits:
Municipal bonds	$1,925,371	$—	$1,925,371
Certificates of deposit	2,743,493	—	2,743,493

Total debt instruments	4,668,864	—	4,668,864

Mutual funds:
Money market funds	1,340,440	1,340,440	—

Total mutual funds	1,340,440	1,340,440	—

Total investments	$6,009,304	$1,340,440	$4,668,864

September 28, 2013

Debt and certificates of deposits:
Certificates of deposit	1,247,384	—	1,247,384

Total debt instruments	1,247,384	—	1,247,384

Mutual funds:
Money market funds	880,230	880,230	—

Total mutual funds	880,230	880,230	—

Total investments	$2,127,614	$880,230	$1,247,384

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of September 28, 2013 and September 29, 2012, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

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

Notes to Consolidated Financial Statements (continued)

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2013 fiscal year ended on September 28, 2013 and included 52 weeks. The 2012 fiscal year ended on September 29, 2012 and included 53 weeks.

Comprehensive Income (loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale.

Other comprehensive income is as follows, for the years ended:

	September 28, 2013	September 29, 2012
Change in net unrealized gain (loss) on available-for-sale securities	$(12,062)	$10,042

The component of accumulated other comprehensive income is as follows for the years ended:

	September 28, 2013	September 29, 2012
Net unrealized gain (loss) on available-for-sale securities	$(2,020)	$10,042

Operating Segments

The Company reports on operating segments in accordance with standards for public companies to report information about operating segments and geographic distribution of sales in financial statements. The Company currently has only one operating segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. This guidance will become effective for us as of the beginning of our 2015 fiscal year and is consistent with our present practice.

Notes to Consolidated Financial Statements (continued)

ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for the Company for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

(3)	Income Per Share

Basic and diluted EPS were calculated as follows:

	September 28, 2013	September 29, 2012
Net loss	$(714,129)	$(840,885)

Weighted Average Shares Outstanding - Basic	1,838,716	1,832,937
Dilutive effect of stock options	—	—

Weighted Average Shares Outstanding - Diluted	1,838,716	1,832,937

Basic Net Loss Per Share	$(0.39)	$(0.46)
Diluted Net Loss Per Share	$(0.39)	$(0.46)

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 257,582 in fiscal year 2013 and 245,202 in fiscal year 2012.

(4)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available-for-sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable securities as either available-for-sale or held to maturity. Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. During fiscal year 2013, the company determined it would hold its investment in municipal bonds until maturity and subsequently reclassified these securities. These securities are now carried at amortized cost.

Notes to Consolidated Financial Statements (continued)

As of September 28, 2013, available-for-sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$801,337	$—	$—	$—	$801,337
Certificates of deposit	1,248,043	1,186	—	1,845	1,247,384

	$2,049,380	$1,186	$—	$1,845	$2,048,721

As of September 29, 2012, available-for-sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$361,584	$—	$—	$—	$361,584
Certificates of deposit	2,754,127	1,963	—	12,597	2,743,493
Municipal bonds	1,879,731	23,001	22,639	—	1,925,371

	$4,995,442	$24,964	$22,639	$12,597	$5,030,448

As of September 28, 2013, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$2,056,276	$24,087	$94,885	$1,985,478	10,425	$1,995,903

The contractual maturities of available for sale investments as of September 28, 2013 were all due within one year. The contractual maturities of held to maturity investments as of September 28, 2013 were as follows:

	Cost	Amortized Cost

Within 1 year	$549,623	$522,856
After 1 year through 5 years	1,506,653	1,462 622

	$2,056,276	$1,985,478

The Company’s available-for-sale securities were included in the following captions in the consolidated balance sheets:

	September 28, 2013	September 29, 2012

Cash and cash equivalents	$880,230	$361,584
Marketable securities	1,247,384	4,668,864

	$2,127,614	$5,030,448

(5)	Inventories

Inventories consist of the following:

	September 28, 2013	September 29, 2012

Finished goods	$10,295	$38,406
Work in process	1,110,169	642,159
Raw materials and supplies	1,498,140	1,952,843

Total inventories	$2,618,604	$2,633,408

Notes to Consolidated Financial Statements (continued)

(6)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 28, 2013	September 29, 2012	Estimated Useful Life

Engineering and manufacturing equipment	$2,011,821	$1,829,672	3-8 years
Demonstration equipment	781,790	778,240	3 years
Furniture and fixtures	962,743	933,024	3-8 years
Automobile	49,441	49,441	5 years
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,300,304	4,084,886

Less accumulated depreciation and amortization	(3,831,402)	(3,632,288)

Equipment and leasehold improvements, net	$468,902	$452,598

Depreciation expense was $199,114 and $216,538 for the fiscal years ended September 28, 2013 and September 29, 2012, respectively.

(7)	Other Accrued Liabilities

	September 28,	September 29,
	2013	2012

Product warranty costs	$28,639	$61,702
Professional service fees	107,236	68,812
Annual report and investor relations fees	11,853	33,967
Customer support agreements and commissions	19,120	11,800

Total other accrued liabilities	$166,848	$176,281

(8)	Leases

In April 2007, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2012 at an annual rate of $159,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2014 and another two and one half years through March 31, 2017, at an annual rate of $171,000 for each renewal period. Rent expense for the years ended September 28, 2013 and September 29, 2012 was $170,604 and $164,916, respectively. On September 30, 2011, the Company exercised its option to extend the lease for the period April 1, 2012 through September 30, 2014.

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

The following table reflects changes in the Company’s accrued warranty account:

	September 28, 2013	September 29, 2012

Beginning balance	$61,702	$185,832
Plus: accruals related to new sales	22,207	39,938
Less: payments and adjustments to prior period accruals	(55,270)	(164,068)

Ending balance	$28,639	$61,702

(10)	Income Taxes

The benefit for income taxes consists of the following:

	September 28, 2013	September 29, 2012
Current:
Federal	$(304,308)	$(458,732)
State	(218,114)	(18,952)

Total current taxes	(522,422)	(477,684)

Deferred:
Federal	(260,677)	66,923
State	(15,703)	(186,230)

Total deferred taxes	(276,380)	(119,307)

Total benefit for income taxes	$(798,802)	$(596,991)

The benefits for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 28, 2013		September 29, 2012
	Amount	Percent	Amount	Percent

Tax benefit at U.S. statutory rate	$(514,397)	(34.0%)	$(488,877)	(34.0%)
State income tax provision, net of federal benefit	(81,859)	(5.4%)	(133,495)	(9.2%)
Federal tax credits	(71,799)	(4.8%)	(46,061)	(3.2%)
State refund from prior years	(141,034)	(9.3%)	—	—
Change in state effective rate	99,428	6.6%	—	—
Other	(11,508)	(0.8%)	39,754	2.7%
Valuation allowance	(77,633)	(5.1%)	31,688	2.2%

Total benefit for income taxes	$(798,802)	(52.8%)	$(596,991)	(41.5%)

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 28,	September 29,
	2013	2012

Inventory differences	$1,073,398	$1,151,031
Payroll related accruals	54,777	80,823
Warranty accruals	10,682	24,236
Other	829,000	512,919

Total	1,967,857	1,769,109
Less: valuation allowance	(1,073,398)	(1,151,031)

Total	$894,459	$618,078

In fiscal 2013 the Company received a refund of $213,618 in connection with an abatement claim from a prior year. There was uncertainty regarding the outcome of the claim, therefore a benefit was not previously recorded. The valuation allowance relates to uncertainty with respect to the Company’s ability to realize its deferred tax assets. The change in the valuation allowance was $77,633 and ($31,688) in fiscal years 2013 and 2012, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal and state tax purposes, the tax years 2009 through 2012 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $71,800 available through fiscal year 2033. In addition the Company has Massachusetts research credits of $141,979 available through fiscal year 2028 and net operating loss carryforwards of $1,343,563 available through fiscal year 2033.

(11)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2013 or 2012. The Company’s matching contributions were $85,630 and $78,288 in fiscal years 2013 and 2012, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there was $10,000 of bonuses accrued for executives at September 28, 2013 and there were no bonuses accrued at September 29, 2012. Bonus expense is included in selling, general and administrative expense.

Notes to Consolidated Financial Statements (continued)

(12)	Commitments and contingencies

The Company has a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. As a result of the Company’s failure to comply with its tangible net worth covenant with respect to the line of credit, the parties amended the agreement on February 8, 2013 to lower the tangible net worth requirement. In addition, the line is now only available to support new letters of credit issued by the Company. Future standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the fiscal years ended September 28, 2013 and September 29, 2012.

At September 28, 2013 the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit. At September 29, 2012, the Company had one outstanding letter of credit amounting to $17,883.

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

In fiscal year 2013, the Company had three customers representing 71% (29%, 27% and 15%) of total net sales and at September 28, 2013 had three customers representing 89% (32%, 29% and 28%) of accounts receivable. In fiscal year 2012, the Company had two customers representing 85% (70% and 15%) of total net sales and at September 29, 2012 had two customers representing 96% (83% and 13%) of accounts receivable.

A breakdown of net sales is as follows:

	September 28,	September 29,
	2013	2012

Domestic	$5,719,765	$7,160,372
Foreign	529,884	956,920

Total Sales	$6,249,649	$8,117,292

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 28,	September 29,
	2013	2012

North America (excluding the U.S.)	0.6%	—
Central and South America	—	0.3%
Mid-East and Africa	99.4%	94.4%
Far East	—	5.3%

Notes to Consolidated Financial Statements (continued)

The Company sold products to five different countries during the year ended September 28, 2013 and seven different countries during the year ended September 29, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 28,	September 29,
	2013	2012

Saudi Arabia	69.8%	42.4%
Jordan	1.3%	33.0%
Egypt	28.1%	18.7%
Thailand	—	5.3%
Other	0.8%	0.6%

(14)	Shareholder Rights Plan

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

We have evaluated all events or transactions that occurred through the date on which we issued these financial statements. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary as of September 28, 2013 and September 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

December 19, 2013