Form 10-Q
period 2013-12-28
TECHNICAL COMMUNICATIONS CORP
filed 2014-02-11
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,921 shares of Common Stock, $0.10 par value, outstanding as of February 7, 2014.

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 28, 2013 (unaudited) and September 28, 2013 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months ended December 28, 2013 (unaudited) and December 29, 2012 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended December 28, 2013 (unaudited) and December 29, 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 28, 2013 (unaudited) and December 29, 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 28, 2013	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$3,929,989	$2,810,923
Marketable securities
Available for sale securities	1,741,614	1,247,384
Held to maturity securities	518,709	522,856
Accounts receivable - trade, less allowance of $25,000 at December 28, 2013 and September 28, 2013	293,680	1,375,764
Inventories	2,214,034	2,618,604
Income taxes receivable	651,508	723,988
Deferred income taxes	894,459	894,459
Other current assets	157,796	225,583

Total current assets	10,401,789	10,419,561

Marketable securities
Held to maturity securities	1,453,870	1,462,622

Equipment and leasehold improvements	4,315,701	4,300,304
Less: accumulated depreciation and amortization	(3,881,835)	(3,831,402)

Equipment and leasehold improvements, net	433,866	468,902

Total Assets	$12,289,525	$12,351,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$213,604	$261,588
Customer deposits	48,766	259,602
Accrued liabilities:
Accrued compensation and related expenses	243,716	241,003
Accrued expenses	143,385	166,848

Total current liabilities	649,471	929,041

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,716 shares issued and outstanding at December 28, 2013 and September 28, 2013	183,872	183,872
Additional paid-in capital	3,813,033	3,774,759
Accumulated other comprehensive loss	(6,434)	(2,020)
Retained earnings	7,649,583	7,465,433

Total stockholders’ equity	11,640,054	11,422,044

Total Liabilities and Stockholders’ Equity	$12,289,525	$12.351,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$2,508,720	$1,596,696
Cost of sales	788,860	494,964

Gross profit	1,719,860	1,101,732

Operating expenses:
Selling, general and administrative	707,118	777,897
Product development	761,885	855,411

Total operating expenses	1,469,003	1,633,308

Operating income (loss)	250,857	(531,576)

Other income:
Interest income	6,685	7,274

Income (loss) before provision (benefit) for income taxes	257,542	(524,302)
Provision (benefit) for income taxes	73,392	(214,112)

Net income (loss)	$184,150	$(310,190)

Net income (loss) per common share:
Basic	$0.10	$(0.17)
Diluted	$0.10	$(0.17)

Weighted average shares:
Basic	1,838,716	1,838,716
Diluted	1,868,468	1,838,716

Dividends paid per common share:	—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012

Net income (loss)	$184,150	$(310,190)
Unrealized loss on available for sale securities, net of tax	(4,414)	(1,002)

Comprehensive income (loss)	$179,736	$(311,192)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Operating Activities:
Net income (loss)	$184,150	$(310,190)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,433	53,995
Share-based compensation	38,274	44,915
Deferred income taxes	—	(67,505)
Amortization of premium on held to maturity securities	16,669	—
Unrealized loss on available for sale securities	(4,414)	(1,002)

Changes in certain operating assets and liabilities:
Accounts receivable	1,082,084	295,868
Inventories	404,570	191,891
Income taxes receivable	72,480	(147,113)
Other current assets	67,787	4,697
Customer deposits	(210,836)	108,818
Accounts payable and other accrued liabilities	(68,734)	(71,866)

Net cash provided by operating activities	1,632,463	102,508

Investing Activities:
Additions to equipment and leasehold improvements	(15,397)	(16,417)
Proceeds from maturities of marketable securities	498,000	23,536
Purchases of marketable securities	(996,000)	(59,776)

Net cash used in investing activities	(513,397)	(52,657)

Financing Activities:
Dividends paid	—	(183,872)

Net cash used in financing activities	—	(183,872)

Net increase (decrease) in cash and cash equivalents	1,119,066	(134,021)
Cash and cash equivalents at beginning of the period	2,810,923	2,056,311

Cash and cash equivalents at end of the period	$3,929,989	$1,922,290

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	942	506

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF FAIR PRESENTATION

Interim Financial Statements. The accompanying interim unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 27, 2014.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013 as filed with the SEC.

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

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, marketable securities, income taxes, fair value of financial instruments and share-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. The allowance recorded for accounts receivable at December 28, 2013 and September 28, 2013 was $25,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC 320, Investments - Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company holds certain marketable securities classified as available for sale or held to maturity. The available for sale investments are valued at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The Company’s held to maturity securities, comprised of investments in municipal bonds, are valued at amortized cost. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of approximately $1.1 million as of December 28, 2013 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company holds certain marketable securities classified as available for sale. These available for sale securities are comprised of certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.), or in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended December 28, 2013, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of December 28, 2013 and September 28, 2013, in accordance with the fair value hierarchy as defined above. As of December 28, 2013 and September 28, 2013, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 28, 2013 (Unaudited)

Certificates of deposits:
Certificates of deposit	$1,741,614	$—	$1,741,614

Total debt instruments	1,741,614	—	1,741,614

Mutual funds:
Money market funds	1,398,279	1,398,279	—

Total mutual funds	1,398,279	1,398,279	—

Total investments	$3,139,893	$1,398,279	$1,741,614

September 28, 2013

Certificates of deposits:
Certificates of deposit	$1,247,384	$—	$1,247,384

Total debt instruments	1,247,384	—	1,247,384

Mutual funds:
Money market funds	880,230	880,230	—

Total mutual funds	880,230	880,230	—

Total investments	$2,127,614	$880,230	$1,247,384

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of December 28, 2013 and September 28, 2013, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the three month periods ended December 28, 2013 and December 29, 2012.

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

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

	Three Months Ended
	December 28, 2013	December 29, 2012
Option term	6.5 years	6.5 years
Risk-free interest rate	1.33%	0.71%
Stock price volatility	65%	66%
Dividend yield	—	—

There were 200 options granted during the three months ended December 28, 2013, and 1,000 options granted during the three months ended December 29, 2012. The weighted average grant date fair value for the options granted for the three month periods ended December 28, 2013 and December 29, 2012 was $4.67 and $3.29, respectively.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three month periods ended December 28, 2013 and December 29, 2012 (unaudited):

	December 28, 2013	December 29, 2012
Cost of sales	$4,080	$4,074
Selling, general and administrative expenses	11,930	11,967
Product development expenses	22,264	28,874

Total share-based compensation expense before taxes	$38,274	$44,915

As of December 28, 2013 and September 28, 2013, there was $252,498 and $289,838, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized as the options vest. As of December 28, 2013, the weighted average period over which the compensation cost is expected to be recognized is 1.9 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company had the following stock option plans outstanding as of December 28, 2013: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate 750,000 shares authorized for issuance under these plans, of which options to purchase 257,782 shares were outstanding at December 28, 2013. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 28, 2013, there were no shares available for new option grants under the 2001 Stock Option Plan; there were 33,028 shares available for grant under the 2005 Non-Statutory Stock Option Plan and 54,206 shares available for grant under the 2010 Equity Plan.

The following table summarizes stock option activity during the first three months of fiscal 2014 (unaudited):

	Options Outstanding
	Number of Shares			Weighted Average Exercise Price	Weighted Average Contractual Life
	Unvested	Vested	Total
Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years
Grants	200	—	200	7.65
Vested	(1,600)	1,600	—	8.02
Cancellations/forfeitures	—	—	—

Outstanding, December 28, 2013	59,088	198,694	257,782	$8.83	5.96 years

Information related to the stock options vested and expected to vest as of December 28, 2013 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	15,288	1.69	$3.00	15,288	$3.00
$3.01 - $4.00	16,600	2.58	$3.66	16,600	$3.66
$4.01 - $5.00	28,900	7.18	$4.79	27,000	$4.78
$5.01 - $10.00	54,600	5.51	$7.43	50,780	$7.38
$10.01 - $15.00	142,394	6.74	$11.41	89,026	$11.36

	257,782	5.96	$8.83	198,694	$8.16

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 28, 2013 and September 28, 2013 was $272,881 and $159,521, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	December 28, 2013	September 28, 2013
	(unaudited)
Finished goods	$10,295	$10,295
Work in process	696,102	1,110,169
Raw materials	1,507,637	1,498,140

	$2,214,034	$2,618,604

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3.	Income Taxes

During the three months ended December 28, 2013, the Company recorded an income tax provision based on its expected effective tax rate for its 2014 fiscal year. The effective tax rate for the first quarter of fiscal year 2014 was 28.5% as compared to 40.8% for the same period of fiscal 2013, primarily because of a reduction in state research tax credits in the first fiscal quarter of 2014 as compared to the same period in fiscal 2013.

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

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	December 28, 2013	December 29, 2012
Net income (loss)	$184,150	$(310,190)

Weighted average shares outstanding - basic	1,838,716	1,838,716
Dilutive effect of stock options	29,752	—

Weighted average shares outstanding - diluted	1,868,468	1,838,716

Basic net income (loss) per share	$0.10	$(0.17)
Diluted net income (loss) per share	$0.10	$(0.17)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 166,794 at December 28, 2013 and 201,019 at December 29, 2012.

NOTE 5.	Major Customers and Export Sales

During the quarter ended December 28, 2013, the Company had three customers that represented 92% (70%, 12% and 10%, respectively) of net sales as compared to the quarter ended December 29, 2012, during which two customers represented 90% (60% and 30%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	December 28, 2013	December 29, 2012
Domestic	$2,262,754	$1,516,953
Foreign	245,966	79,743

Total sales	$2,508,720	$1,596,696

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company sold products into one country during the three month period ended December 28, 2013 and two countries during the three month period ended December 29, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	December 28, 2013	December 29, 2012
Colombia	100%	—
Saudi Arabia	—	92%
Jordan	—	8%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	December 28, 2013	December 29, 2012
North America (excluding the U.S.)	—	—
Central and South America	100%	—
Europe	—	—
Mid-East and Africa	—	100%
Far East	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available for sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments - Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale or held to maturity. Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. During fiscal year 2013, the Company determined it would hold its investment in municipal bonds until maturity and subsequently reclassified these securities from available for sale to held to maturity. These securities are now carried at amortized cost.

As of December 28, 2013, available for sale securities consisted of the following (unaudited):

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money market funds	$1,398,279	$—	$—	$—	$1,398,279
Certificates of deposit	1,746,031	2,017	—	6,434	1,741,614

	$3,144,310	$2,017	$—	$6,434	$3,139,893

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 28, 2013, held to maturity securities consisted of the following (unaudited):

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$2,056,276	$28,046	$111,743	$1,972,579	$14,077	$1,986,656

As of September 28, 2013, available for sale securities consisted of the following:

	Cost	Accrued Interest	Gross Unrealized		Estimated Fair Value
			Gains	Losses
Money market funds	$801,337	$—	$—	$—	$801,337
Certificates of deposit	1,248,043	1,186	—	1,845	1,247,384

	$2,049,380	$1,186	$—	$1,845	$2,048,721

As of September 28, 2013, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$2,056,276	$24,087	$94,885	$1,985,478	$10,425	$1,995,903

The contractual maturities of available for sale investments as of December 28, 2013 were all due within eighteen months. The contractual maturities of held to maturity investments as of December 28, 2013 were as follows (unaudited):

	Cost	Amortized Cost
Within 1 year	$549,623	$518,709
After 1 year through 5 years	1,506,653	1,453,870

	$2,056,276	$1,972,579

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	December 28, 2013	September 28, 2013
	(unaudited)
Cash and cash equivalents	$1,398,279	$880,230
Marketable securities	1,741,614	1,247,384

	$3,139,893	$2,127,614

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; future changes in export laws or regulations; changes in technology; domestic and foreign government policies and economic conditions; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 28, 2013, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 as filed with the SEC.

Results of Operations

Three Months ended December 28, 2013 as compared to Three Months ended December 29, 2012

Net Sales

Net sales for the quarter ended December 28, 2013 were $2,509,000, compared to $1,597,000 for the quarter ended December 29, 2012, an increase of 57%. Sales for the first quarter of fiscal 2014 consisted of $2,263,000, or 90%, from domestic sources and $246,000, or 10%, from international customers as compared to the same period in fiscal 2013, during which sales consisted of $1,517,000, or 95%, from domestic sources and $80,000, or 5%, from international customers.

Foreign sales consisted of shipments to one country during the quarter ended December 28, 2013 and two countries during the quarter ended December 29, 2012. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2014 and 2013:

	2014	2013
Colombia	$246,000	$—
Saudi Arabia	—	74,000
Jordan	—	6,000

	$246,000	$80.000

For the three months ended December 28, 2013, product sales revenue was derived from the Company making additional shipments, amounting to $1,764,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $246,000. The Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions, and supplied customized cryptographic services and tools, for a domestic prime contractor supporting a government customer in North Africa amounting to $249,000 during the quarter. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $130,000 during the period.

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

Gross Profit

Gross profit for the first quarter of fiscal 2014 was $1,720,000, compared to gross profit of $1,102,000 for the same period of fiscal 2013. Gross profit expressed as a percentage of sales was 69% for each of the periods. The increase in gross profit was the result of the higher sales volume during the quarter ended December 28, 2013.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2014 were $707,000, compared to $778,000 for the same quarter in fiscal 2013. This decrease of 9% was attributable to a decrease in selling and marketing expenses of $92,000, partially offset by an increase in general and administrative expenses of $21,000 during the first quarter of the 2014 fiscal year.

The decrease in selling and marketing expenses for the three months ended December 28, 2013 was primarily attributable to a decrease in product evaluation costs of $73,000, a decrease in engineering sales support expenses of $37,000, as well as a decrease in outside sales and marketing agreements of $19,000. These decreases were offset by increases in trade show and product demonstration costs of $22,000 and an increase in direct customer support efforts of $11,000 during the quarter.

The increase in general and administrative costs during the first quarter of 2014 was primarily attributable to increases in personnel-related costs of $46,000 and professional and other public company fees of $24,000 for the period. These increases were partially offset by a decrease in charitable contributions of $30,000 and recruiting costs of $21,000 during the quarter.

Product Development Costs

Product development costs for the quarter ended December 28, 2013 were $762,000, compared to $855,000 for the quarter ended December 29, 2012, a decrease of $93,000 or 11%. The decrease was attributable to project development cost decreases in outside contractor costs of $142,000, project material costs of $36,000 and personnel-related costs of $19,000. The decrease was partially offset by a decrease in engineering support of sales and business development activities, which resulted in increased product development costs of approximately $112,000.

Engineering department costs are charged to product development, billable engineering services, bid and proposal efforts or support of business development activities, as appropriate. Engineering department costs charged to billable projects are recorded as cost of sales; engineering department costs charged to bid and proposal efforts are recorded as selling expenses; and engineering department costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first quarter of fiscal 2014 as compared with $440,000 of billable engineering services revenue which was generated during the first quarter of fiscal 2013.

Net Income

The Company generated net income of $184,000 for the first quarter of fiscal 2014, compared to a net loss of $310,000 for the same period of fiscal 2013. This 159% increase is primarily attributable to a 57% increase in sales volume and a 10% decrease in operating expenses during the first quarter of fiscal 2014. The Company recorded a tax provision of $73,000 based on its expected effective tax rate of 28.5% for the three month period ended December 28, 2013. This compares to an income tax benefit of $214,000 during the first quarter of fiscal 2013 based on an expected effective tax rate of 41% for the period.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 28, 2013, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at December 28, 2013 totaled $7,644,000 compared with $6,044,000 at September 28, 2013. We continue to have no long-term debt and do not expect to have any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to decrease in fiscal 2014, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the first quarters of fiscal years ended (unaudited):

	2014	2013
Net income (loss)	$184,000	$(310,000)
Changes not affecting cash	101,000	32,000
Changes in assets and liabilities	1,347,000	382,000

Cash provided by operating activities	1,632,000	104,000
Cash used in investing activities	(513,000)	(54,000)
Cash used in financing activities	—	(184,000)

Net change in cash and cash equivalents	1,119,000	(134,000)
Cash and cash equivalents - beginning of period	2,811,000	2,056,000

Cash and cash equivalents - end of period	$3,930,000	$1,922,000

Operating Activities

The Company generated approximately $1,528,000 more cash from operating activities in the first fiscal quarter fiscal 2014 compared to the same period in fiscal 2013. This increase was primarily attributable to higher collections of accounts and income taxes receivable as well as a reduction of inventories, offset by decreases in customer deposits, accounts payable and accrued expenses during the quarter.

Investing Activities

Cash used in investing activities during the first quarter of fiscal 2014 increased by approximately $459,000 to $513,000 as compared to $55,000 during the same period in fiscal 2013. This change is primarily attributable to the purchase in the first fiscal quarter of 2014 of short-term investments in marketable securities, partially offset by the maturity of marketable securities.

Financing Activities

Cash used for financing activities during the first quarter of fiscal 2013 was $184,000 compared to no activity during the first quarter of fiscal 2014. The reduction in activity is due to the suspension of dividend payments following the first quarter of fiscal 2013.

Debt Instruments and Related Covenants

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. The line is available to support new letters of credit issued by the Company, however any standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the quarter ended December 28, 2013 or the fiscal year ended September 28, 2013. A standby letter of credit in the amount of $14,903 was issued in December 2012 and is secured by the line of credit with the Bank.

Backlog

Backlog at December 28, 2013 and September 28, 2013 amounted to $1,011,000 and $2,285,000, respectively. The orders in backlog at December 28, 2013 are expected to ship over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 28, 2013, the Company had two outstanding letters of credit amounting to $32,786, one of which is secured by a cash certificate of deposit amounting to $17,883. The second in the amount of $14,903 is secured by the Company’s line of credit.

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

During the three months ended December 28, 2013 and December 29, 2012, the Company spent $762,000 and $855,000, respectively, on internal product development. In the fiscal first quarter of 2014, the Company’s internal product development expenses were lower than the same period of fiscal 2013 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts. It is expected that development expenses, including funded programs, will decrease approximately 15% for fiscal year 2014 as compared with fiscal 2013 levels.

During fiscal 2014 the Company expects to focus technical efforts on three principal areas: development of solutions that meet the needs of original equipment manufacturers (OEM); product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2014 and the Company does not anticipate any significant capital expenditures during the year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 11, 2014	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 11, 2014	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer