Form 10-Q
period 2014-03-29
TECHNICAL COMMUNICATIONS CORP
filed 2014-05-13
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,921 shares of Common Stock, $0.10 par value, outstanding as of May 9, 2014.

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 29, 2014 (unaudited) and September 28, 2013 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months ended March 29, 2014 (unaudited) and March 30, 2013 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Six Months ended March 29, 2014 (unaudited) and March 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended March 29, 2014 (unaudited) and March 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 29, 2014 (unaudited) and March 30, 2013 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 29, 2014	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$2,743,803	$2,810,923
Marketable securities
Available for sale securities	2,577,833	1,247,384
Held to maturity securities	616,196	522,856
Accounts receivable - trade, less allowance of $25,000 at March 29, 2014 and September 28, 2013	250,843	1,375,764
Inventories	2,129,000	2,618,604
Income taxes receivable	728,900	723,988
Deferred income taxes	—	894,459
Other current assets	234,585	225,583

Total current assets	9,281,160	10,419,561

Marketable securities
Held to maturity securities	1,335,040	1,462,622

Equipment and leasehold improvements	4,400,665	4,300,304
Less: accumulated depreciation and amortization	(3,927,124)	(3,831,402)

Equipment and leasehold improvements, net	473,541	468,902

Total Assets	$11,089,741	$12,351,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$159,308	$261,588
Customer deposits	357,294	259,602
Accrued liabilities:
Accrued compensation and related expenses	190,147	241,003
Accrued expenses	110,304	166,848

Total current liabilities	817,053	929,041

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,921 and 1,838,716 shares issued and outstanding at March 29, 2014 and September 28, 2013	183,892	183,872
Additional paid-in capital	3,912,631	3,774,759
Accumulated other comprehensive loss	(6,889)	(2,020)
Retained earnings	6,183,054	7,465,433

Total stockholders’ equity	10,272,688	11,422,044

Total Liabilities and Stockholders’ Equity	$11,089,741	$12.351,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$1,293,478	$545,759
Cost of sales	337,592	56,408

Gross profit	955,886	489,351

Operating expenses:
Selling, general and administrative	841,988	692,645
Product development	765,852	789,398

Total operating expenses	1,607,840	1,482,043

Operating loss	(651,954)	(992,692)

Other income:
Interest income	6,491	9,052

Loss before provision (benefit) for income taxes	(645,463)	(983,640)

Provision (benefit) for income taxes	821,066	(655,673)

Net loss	$(1,466,529)	$(327,967)

Net loss per common share:
Basic	$(0.80)	$(0.18)
Diluted	$(0.80)	$(0.18)

Weighted average shares:
Basic	1,838,907	1,838,716
Diluted	1,838,907	1,838,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Net sales	$3,802,198	$2,142,455
Cost of sales	1,126,452	551,372

Gross profit	2,675,746	1,591,083

Operating expenses:
Selling, general and administrative	1,549,106	1,470,542
Product development	1,527,737	1,644,809

Total operating expenses	3,076,843	3,115,351

Operating loss	(401,097)	(1,524,268)

Other income:
Interest income	13,176	16,326

Loss before provision (benefit) for income taxes	(387,921)	(1,507,942)

Provision (benefit) for income taxes	894,458	(869,785)

Net loss	$(1,282,379)	$(638,157)

Net loss per common share:
Basic	$(0.70)	$(0.35)
Diluted	$(0.70)	$(0.35)

Weighted average shares:
Basic	1,838,812	1,838,716
Diluted	1,838,812	1,838,716

Dividends paid per common share:	—	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(1,466,529)	$(327,967)
Unrealized (loss) gain on available for sale securities, net of tax	(455)	5,154

Comprehensive loss	$(1,466,984)	$(322,813)

	Six Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(1,282,379)	$(638,157)
Unrealized (loss) gain on available for sale securities, net of tax	(4,869)	4,152

Comprehensive loss	$(1,287,248)	$(634,005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013

Operating Activities:
Net loss	$(1,282,379)	$(638,157)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101,897	100,852
Share-based compensation	138,878	126,538
Deferred income taxes	894,459	(112,730)
Amortization of premium on held to maturity securities	32,924	33,170

Changes in certain operating assets and liabilities:
Accounts receivable	1,124,921	540,063
Inventories	489,604	60,497
Income taxes receivable	(4,912)	(401,499)
Other current assets	(9,002)	(116,228)
Customer deposits	97,692	27,320
Accounts payable and other accrued liabilities	(210,666)	(138,162)

Net cash provided by (used in) operating activities	1,373,416	(518,336)

Investing Activities:
Additions to equipment and leasehold improvements	(106,536)	(48,878)
Proceeds from maturities of marketable securities	1,245,000	1,361,732
Purchases of marketable securities	(2,579,000)	(59,776)

Net cash (used in) provided by investing activities	(1,440,536)	1,253,078

Financing Activities:
Dividends paid	—	(183,872)

Net cash used in financing activities	—	(183,872)

Net (decrease) increase in cash and cash equivalents	(67,120)	550,870

Cash and cash equivalents at beginning of the period	2,810,923	2,056,311

Cash and cash equivalents at end of the period	$2,743,803	$2,607,181

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	4,942	506

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from cost reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to date to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. When current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. The allowance recorded for accounts receivable at March 29, 2014 and September 28, 2013 was $25,000.

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

Accounting for Income Taxes

The preparation of our condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, reserves on accounts receivable and inventory, as well as depreciation differences for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a valuation allowance against our deferred tax assets of approximately $2.1 million as of March 29, 2014 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three and six month periods ended March 29, 2014, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of March 29, 2014 and September 28, 2013, in accordance with the fair value hierarchy as defined above. As of March 29, 2014 and September 28, 2013, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 29, 2014 (Unaudited)

Certificates of deposits:
Certificates of deposit	$2,577,833	$—	$2,577,833

Total debt instruments	2,577,833	—	2,577,833

Mutual funds:
Money market funds	589,781	589,781	—

Total mutual funds	589,781	589,781	—

Total investments	$3,167,614	$589,781	$2,577,833

September 28, 2013

Certificates of deposits:
Certificates of deposit	$1,247,384	$—	$1,247,384

Total debt instruments	1,247,384	—	1,247,384

Mutual funds:
Money market funds	880,230	880,230	—

Total mutual funds	880,230	880,230	—

Total investments	$2,127,614	$880,230	$1,247,384

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Assets and liabilities measured at fair value on a nonrecurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of March 29, 2014 and September 28, 2013, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a nonrecurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three and six month periods ended March 29, 2014 and March 30, 2013.

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

The fair value of options at date of grant was estimated with the following assumptions (unaudited):

Three and Six Months Ended
	March 29, 2014	March 30, 2013

Option term	6.5 years	6.5 years
Risk-free interest rate	1.33% to 1.53%	0.71% to 0.79%
Stock price volatility	60% to 65%	66%
Dividend yield	—	—

There were 14,200 options granted during the six months ended March 29, 2014, and 16,500 options granted during the six months ended March 30, 2013. The weighted average grant date fair value for the options granted during the six month periods ended March 29, 2014 and March 30, 2013 was $4.53 and $2.89, respectively.

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and six month periods ended March 29, 2014 and March 30, 2013 (unaudited):

	March 29, 2014		March 30, 2013
	3 months	6 months	3 months	6 months
Cost of sales	$4,079	$8,158	$4,074	$8,148
Selling, general and administrative expenses	75,360	87,290	51,810	63,777
Product development expenses	21,165	43,430	25,739	54,613

Total share-based compensation expense before taxes	$100,604	$138,878	$81,623	$126,538

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of March 29, 2014 and September 28, 2013, there was $210,558 and $289,838, respectively, of unrecognized compensation cost related to options granted. The unrecognized compensation cost will be recognized over the remaining requisite service period. As of March 29, 2014, the weighted average period over which the compensation cost is expected to be recognized is 1.7 years.

The Company had the following stock option plans outstanding as of March 29, 2014: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate 750,000 shares authorized for issuance under these plans, of which options to purchase 268,185 shares were outstanding at March 29, 2014. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 29, 2014, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 19,723 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 56,903 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first six months of fiscal 2014 (unaudited):

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years
Grants	200	—	200	7.65
Vested	(1,600)	1,600	—	8.02
Cancellations/forfeitures	—	—	—	—

Outstanding, December 28, 2013	59,088	198,694	257,782	$8.83	5.96 years

Grants	—	14,000	14,000	7.65
Vested	(900)	900	—	6.55
Exercises	—	(900)	(900)	5.00
Cancellations/forfeitures	(1,079)	(1,618)	(2,697)	11.51

Outstanding, March 29, 2014	57,109	211,076	268,185	$8.75	5.93 years

Information related to the stock options vested and expected to vest as of March 29, 2014 is as follows (unaudited):

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01 - $ 3.00	15,288	1.44	$3.00	15,288	$3.00
$3.01 - $ 4.00	16,600	2.33	$3.66	16,600	$3.66
$4.01 - $ 5.00	28,000	7.05	$4.78	26,700	$4.78
$5.01 - $10.00	68,600	6.20	$7.48	65,080	$7.45
$10.01 - $15.00	139,697	6.50	$11.41	87,408	$11.36

	268,185	5.93	$8.75	211,076	$8.11

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 29, 2014 and September 28, 2013 was $138,632 and $159,521, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 2.	Inventories

Inventories consisted of the following:

	March 29, 2014	September 28, 2013
	(unaudited)

Finished goods	$10,295	$10,295
Work in process	685,886	1,110,169
Raw materials	1,432,819	1,498,140

	$2,129,000	$2,618,604

NOTE 3.	Income Taxes

During the three months ended March 29, 2014, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision for the six month period ended March 29, 2014 of $894,458. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences.

During the six months ended March 30, 2013, the Company recorded an income tax benefit of $869,785 based on its expected effective tax rate for its fiscal year. The effective tax rate for the first six months of fiscal year 2013 was increased to 57.7% from 41% in the first quarter of fiscal 2013 due to a revision of the full year pre-tax forecast in the second fiscal quarter of 2013 and the tax benefit recorded related to the research credit, which was extended on January 2, 2013 by the America Taxpayer Relief Act of 2012. The effective tax rate, excluding discrete events for the six months ended March 30, 2013, was 50%.

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (unaudited):

	March 29, 2014		March 30, 2013
	3 months	6 months	3 months	6 months

Net loss	$(1,466,529)	$(1,282,379)	$(327,967)	$(638,157)

Weighted average shares outstanding - basic	1,838,907	1,838,812	1,838,716	1,838,716
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding- diluted	1,838,907	1,838,812	1,838,716	1,838,716

Basic net loss per share	$(0.80)	$(0.70)	$(0.18)	$(0.35)
Diluted net loss per share	$(0.80)	$(0.70)	$(0.18)	$(0.35)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive due to the Company’s loss position, were 268,185 at March 29, 2014 and 258,182 at March 30, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 5.	Major Customers and Export Sales

During the three months ended March 29, 2014, the Company had one customer that represented 70% of net sales as compared to the three months ended March 30, 2013, during which two customers represented 97% (73% and 24%, respectively) of net sales. During the six months ended March 29, 2014, the Company had three customers that represented 81% (46%, 24% and 11%, respectively) of net sales as compared to the six month period ended March 30, 2013, during which two customers represented 86% (45% and 41%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows (unaudited):

	March 29, 2014		March 30, 2013
	3 months	6 months	3 months	6 months
Domestic	$1,262,434	$3,525,188	$542,699	$2,059,652
Foreign	31,044	277,010	3,060	82,803

Total sales	$1,293,478	$3,802,198	$545,759	$2,142,455

The Company sold products into one country during each of the three month periods ended March 29, 2014 and March 30, 2013. The Company sold products into two countries during the six month period ended March 29, 2014 and three countries during the six month period ended March 30, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue (unaudited).

	March 29, 2014		March 30, 2013
	3 months	6 months	3 months	6 months
Colombia	—	89%	—	—
Saudi Arabia	100%	11%	—	88%
Mexico	—	—	100%	4%
Jordan	—	—	—	8%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows (unaudited):

	March 29, 2014		March 30, 2013
	3 months	6 months	3 months	6 months
North America (excluding the U.S.)	—	—	100%	4%
Central and South America	—	89%	—	—
Europe	—	—	—	—
Mid-East and Africa	100%	11%	—	96%
Far East	—	—	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of March 29, 2014, available for sale securities consisted of the following (unaudited):

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$589,781	$—	$—	$—	$589,781
Certificates of deposit	2,582,020	2,702	—	6,889	2,577,833

	$3,171,801	$2,702	$—	$6,889	$3,167,614

As of March 29, 2014, held to maturity securities consisted of the following (unaudited):

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$2,056,276	$24,428	$129,468	$1,951,236	$13,467	$1,964,703

As of September 28, 2013, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$880,230	$—	$—	$—	$880,230
Certificates of deposit	1,248,043	1,186	—	1,845	1,247,384

	$2,128,273	$1,186	$—	$1,845	$2,127,614

As of September 28, 2013, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$2,056,276	$24,087	$94,885	$1,985,478	$10,425	$1,995,903

The contractual maturities of available for sale investments as of March 29, 2014 were all due within eighteen months. The contractual maturities of held to maturity investments as of March 29, 2014 were as follows (unaudited):

	Cost	Amortized Cost
Within 1 year	$661,011	$616,196
After 1 year through 5 years	1,395,265	1,335,040

	$2,056,276	$1,951,236

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	March 29, 2014	September 28, 2013
	(unaudited)
Cash and cash equivalents	$589,781	$880,230
Marketable securities	2,577,833	1,247,384

	$3,167,614	$2,127,614

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

Results of Operations

Three Months ended March 29, 2014 as compared to Three Months ended March 30, 2013

Net Sales

Net sales for the quarter ended March 29, 2014 were $1,293,000, compared to $546,000 for the quarter ended March 30, 2013, an increase of 137%. Sales for the second quarter of fiscal 2014 consisted of $1,262,000, or 98%, from domestic sources and $31,000, or 2%, from international customers as compared to the same period in fiscal 2013, during which sales consisted of $543,000, or 99%, from domestic sources and $3,000, or 1%, from international customers.

Foreign sales consisted of shipments to one country during each of the quarters ended March 29, 2014 and March 30, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2014 and 2013:

	2014	2013
Saudi Arabia	$31,000	—
Mexico	—	$3,000

	$31,000	$3,000

For the three months ended March 29, 2014, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $908,000. The Company also made shipments of our narrowband radio encryptors, and supplied customized cryptographic services and tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $144,000 during the quarter. We also had royalty sales to a domestic radio manufacturer for $105,000.

Revenue for the second quarter of fiscal 2013 was primarily derived from the sale of engineering services amounting to $400,000; we also had sales of our link encryptor to a domestic contractor for deployment into the Middle East amounting to $130,000.

Gross Profit

Gross profit for the second quarter of fiscal 2014 was $956,000, compared to gross profit of $489,000 for the same period of fiscal 2013. Gross profit expressed as a percentage of sales was 74% for the second quarter of fiscal 2014 and 90% for the second quarter of fiscal 2013. The 96% dollar value increase in gross profit was the result of the higher sales volume during the quarter ended March 29, 2014.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2014 were $842,000, compared to $693,000 for the same quarter in fiscal 2013. This increase of $149,000, or 22%, was attributable to an increase in selling and marketing expenses of $55,000 and an increase in general and administrative expenses of $94,000 during the second quarter of the 2014 fiscal year.

The increase in selling and marketing expenses for the three months ended March 29, 2014 was primarily attributable to increases in trade show, travel and product demonstration costs of $42,000, outside consulting costs of $27,000, and engineering sales support expenses of $53,000 during the quarter. These increases were partially offset by a decrease in product evaluation costs of $38,000 and a decrease in bid and proposal efforts of $20,000.

The increase in general and administrative costs during the second quarter of 2014 was attributable to increases in personnel-related costs of $38,000, charitable contributions of $30,000 and professional and other public company fees of $31,000 for the period.

Product Development Costs

Product development costs for the quarter ended March 29, 2014 were $766,000, compared to $789,000 for the quarter ended March 30, 2013, a decrease of $23,000 or 3%. The decrease was attributable to decreases in outside contractor costs of $20,000, project material costs of $19,000 and personnel-related costs of $29,000. The decrease was partially offset by a decrease in engineering support of sales and business development activities, which resulted in increased product development costs of approximately $45,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the second quarter of fiscal 2014 compared with $400,000 of billable engineering services revenue generated during the second quarter of fiscal 2013.

Net Income

The Company generated a net loss of $1,467,000 for the second quarter of fiscal 2014, compared to a net loss of $328,000 for the same period of fiscal 2013. This 347% increase in net loss is primarily attributable to a 225% increase in the income tax provision and an 8% increase in operating expenses, partially offset by a 137% increase in sales volume during the second quarter of fiscal 2014. During the three months ended March 29, 2014, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision for the six month period ended March 29, 2014 of $821,000. This compares to an income tax benefit of $656,000 during the second quarter of fiscal 2013 based on an expected effective tax rate of 57.7% for the six month period ended March 30, 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 29, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended March 29, 2014 as compared to Six Months ended March 30, 2013

Net Sales

Net sales for the six months ended March 29, 2014 were $3,802,000, compared to $2,142,000 for the six months ended March 30, 2013, an increase of $1,660,000 or 77%. Sales for the first six months of fiscal 2014 consisted of $3,525,000, or 93%, from domestic sources and $277,000, or 7%, from international customers as compared to the same period in fiscal 2013, during which sales consisted of $2,060,000, or 96%, from domestic sources and $82,000, or 4%, from international customers.

Foreign sales consisted of shipments to two countries during the six months ended March 29, 2014 and three countries during the six months ended March 30, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2014 and 2013:

	2014	2013
Colombia	$245,000	$—
Saudi Arabia	32,000	74,000
Other	—	8,000

	$277,000	$82,000

For the six months ended March 29, 2014, product sales revenue was derived from the Company making additional shipments, amounting to $1,764,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. The Company also made shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $908,000 during the period. The Company made shipments of our narrowband radio encryptors, and supplied customized cryptographic services and tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $408,000 during the period. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $246,000. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $220,000 during the period. We also had royalty sales of $120,00 during the six months ended March 29, 2014 to a domestic radio manufacturer.

Revenue for the first six months of fiscal 2013 was derived from the sale of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $955,000. In addition, we sold engineering services amounting to $840,000 and we had sales of our link encryptor into the Middle East amounting to $204,000. Royalty income for the six months ended March 30, 2013 amounted to $43,000.

Gross Profit

Gross profit for the first six months of fiscal 2014 was $2,676,000, compared to gross profit of $1,591,000 for the same period of fiscal 2013. Gross profit expressed as a percentage of sales was 70% for the first six months of fiscal 2014 and 74% for the first six months of fiscal 2013. The 68% dollar value increase in gross profit was the result of the higher sales volume during the six months ended March 29, 2014.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2014 were $1,549,000, compared to $1,471,000 for the same period in fiscal 2013. This increase of $78,000, or 5%, was attributable to an increase in general and administrative expenses of $115,000, partially offset by a decrease in selling and marketing expenses of $37,000 during the first six months of the 2014 fiscal year.

The decrease in selling and marketing expenses for the six months ended March 29, 2014 was primarily attributable to decreases in product evaluation costs of $111,000, bid and proposal efforts of $21,000 and outside sales and marketing agreements of $18,000. These decreases were offset by increases in trade show, travel and product demonstration costs of $47,000, an increase in engineering sales support expenses of $32,000 and an increase in outside consulting services of $29,000 during the period.

The increase in general and administrative costs during the first six months of 2014 was primarily attributable to increases in personnel-related costs of $82,000 and professional and other public company fees of $49,000 for the period. These increases were partially offset by a decrease in recruiting costs of $21,000 during the period.

Product Development Costs

Product development costs for the six months ended March 29, 2014 were $1,528,000, compared to $1,645,000 for the six months ended March 30, 2013, a decrease of $117,000 or 7%. The decrease was attributable to project development cost decreases in outside contractor costs of $162,000, project material costs of $54,000 and personnel-related costs of $48,000. The decrease was partially offset by a decrease in engineering support of sales and business development activities, which resulted in increased product development costs of approximately $156,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first six months of fiscal 2014 compared with $840,000 of billable engineering services revenue generated during the first six months of fiscal 2013.

Net Income

The Company generated a net loss of $1,282,000 for the first six months of fiscal 2014, compared to a net loss of $638,000 for the same period of fiscal 2013. This 101% increase in net loss is primarily attributable to a 203% increase in the income tax provision, partially offset by a 77% increase in sales volume during the first six months of fiscal 2014. During the six months ended March 29, 2014, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision for the six month period ended March 29, 2014 of $894,000. This compares to an income tax benefit of $870,000 for the first six months of fiscal 2013 based on an expected effective tax rate of 57.7% for the period.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 29, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at March 29, 2014 totaled $7,273,000 compared with $6,044,000 at September 28, 2013. We continue to have no long-term debt and do not expect to incur any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to decrease in fiscal 2014, any increase in development activities – either billable or new product related – will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended:

	March 29, 2014	March 30, 2013
	(Unaudited)	Unaudited)
Net loss	$(1,282,000)	$(638,000)
Changes not affecting cash	1,168,000	148,000
Changes in assets and liabilities	1,487,000	(28,000)

Cash provided by (used in) operating activities	1,373,000	(518,000)
Cash (used in) provided by investing activities	(1,440,000)	1,253,000
Cash used in financing activities	—	(184,000)

Net change in cash and cash equivalents	(67,000)	551,000
Cash and cash equivalents – beginning of period	2,811,000	2,056,000

Cash and cash equivalents – end of period	$2,744,000	$2,607,000

Operating Activities

The Company generated approximately $1,891,000 more cash from operating activities in the first six months of fiscal 2014 compared to the same period in fiscal 2013. This increase was primarily attributable to higher collections of accounts and income taxes receivable as well as a reduction of inventories, offset by decreases in accounts payable and accrued expenses during the six month period.

Investing Activities

Cash used in investing activities during the first six months of fiscal 2014 increased by approximately $2,693,000 compared to the same period in fiscal 2013. This change is primarily attributable to the purchase in the first six months of 2014 of $2,579,000 in short-term investments in marketable securities.

Financing Activities

Cash used for financing activities during the first six months of fiscal 2013 was $184,000 compared to no activity during the first six months of fiscal 2014. The reduction in activity is due to the suspension of dividend payments following the first six months of fiscal 2013.

Debt Instruments and Related Covenants

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants, with which the Company was in compliance at March 29, 2014. The line is available to support new letters of credit issued by the Company, however any standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the six months ended March 29, 2014 or the fiscal year ended September 28, 2013.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024, at an annual rate of $171,000. Rent expense for each of the six month periods ended March 29, 2014 and March 30, 2013 was $85,000.

Backlog

Backlog at March 29, 2014 and September 28, 2013 amounted to $1,009,000 and $2,285,000, respectively. The orders in backlog at March 29, 2014 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 29, 2014, the Company had one outstanding letter of credit amounting to $14,903, which is secured by a cash certificate of deposit in the amount of $14,903.

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

During the six months ended March 29, 2014 and March 30, 2013, the Company spent $1,528,000 and $1,645,000, respectively, on internal product development. During the first six months of 2014, the Company’s internal product development expenses were lower than the same period of fiscal 2013 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts

During the remainder of fiscal 2014, the Company expects to focus technical efforts on three principal areas: development of solutions that meet the needs of original equipment manufacturers (OEMs); product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2014 and the Company does not anticipate any significant capital expenditures during the last six months of the year.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2015 fiscal year and is consistent with our present practice.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)

May 13, 2014	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 13, 2014	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer