Form 10-Q
period 2014-06-28
TECHNICAL COMMUNICATIONS CORP
filed 2014-08-12
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,921 shares of Common Stock, $0.10 par value, outstanding as of August 8, 2014.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 28, 2014	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$3,015,835	$2,810,923
Marketable securities
Available for sale securities	1,951,858	1,247,384
Held to maturity securities	515,470	522,856
Accounts receivable - trade, less allowance of $25,000 at June 28, 2014 and September 28, 2013	148,874	1,375,764
Inventories	2,529,691	2,618,604
Income taxes receivable	633,244	723,988
Deferred income taxes	—	894,459
Other current assets	228,089	225,583

Total current assets	9,023,061	10,419,561

Marketable securities
Held to maturity securities	1,222,230	1,462,622

Equipment and leasehold improvements	4,460,156	4,300,304
Less: accumulated depreciation and amortization	(3,979,108)	(3,831,402)

Equipment and leasehold improvements, net	481,048	468,902

Total Assets	$10,726,339	$12,351,085

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$257,710	$261,588
Customer deposits	14,189	259,602
Deferred revenue	732,615	—
Accrued liabilities:
Accrued compensation and related expenses	268,047	241,003
Accrued expenses	125,534	166,848

Total current liabilities	1,398,095	929,041

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,921 and 1,838,716 shares issued and outstanding at June 28, 2014 and September 28, 2013	183,892	183,872
Additional paid-in capital	3,949,689	3,774,759
Accumulated other comprehensive loss	(4,946)	(2,020)
Retained earnings	5,199,609	7,465,433

Total stockholders’ equity	9,328,244	11,422,044

Total Liabilities and Stockholders’ Equity	$10,726,339	$12,351,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net sales	$777,862	$969,694
Cost of sales	312,367	376,512

Gross profit	465,495	593,182
Operating expenses:
Selling, general and administrative	775,705	739,397
Product development	584,893	586,164

Total operating expenses	1,360,598	1,325,561

Operating loss	(895,103)	(732,379)

Other income:
Interest income	7,313	11,953

Loss before provision (benefit) for income taxes	(887,790)	(720,426)

Provision (benefit) for income taxes	95,655	(198,647)

Net loss	$(983,445)	$(521,779)

Net loss per common share:
Basic	$(0.54)	$(0.28)
Diluted	$(0.54)	$(0.28)

Weighted average shares:
Basic	1,838,921	1,838,716
Diluted	1,838,921	1,838,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Net sales	$4,580,060	$3,112,149
Cost of sales	1,438,819	927,884

Gross profit	3,141,241	2,184,265
Operating expenses:
Selling, general and administrative	2,324,811	2,209,939
Product development	2,112,630	2,230,973

Total operating expenses	4,437,441	4,440,912

Operating loss	(1,296,200)	(2,256,647)

Other income:
Interest income	20,489	28,279

Loss before provision (benefit) for income taxes	(1,275,711)	(2,228,368)

Provision (benefit) for income taxes	990,113	(1,068,432)

Net loss	$(2,265,824)	$(1,159,936)

Net loss per common share:
Basic	$(1.23)	$(0.63)
Diluted	$(1.23)	$(0.63)

Weighted average shares:
Basic	1,838,848	1,838,716
Diluted	1,838,848	1,838,716
Dividends paid per common share:	—	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net loss	$(983,445)	$(521,779)
Unrealized gain (loss) on available for sale securities, net of tax	1,943	(26,095)

Comprehensive loss	$(981,502)	$(547,874)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Net loss	$(2,265,824)	$(1,159,936)
Unrealized loss on available for sale securities, net of tax	(2,926)	(21,943)

Comprehensive loss	$(2,268,750)	$(1,181,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Operating Activities:
Net loss	$(2,265,824)	$(1,159,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	147,706	145,072
Share-based compensation	175,936	166,184
Deferred income taxes	894,459	(275,690)
Amortization of premium on held to maturity securities	47,378	38,937

Changes in certain operating assets and liabilities:
Accounts receivable	1,226,890	912,523
Inventories	88,913	(297,716)
Income taxes receivable	90,744	(348,661)
Other current assets	(2,506)	(77,960)
Customer deposits	(245,413)	(36,347)
Deferred revenue	732,615	—
Accounts payable and other accrued liabilities	(19,134)	(26,852)

Net cash provided by (used in) operating activities	871,764	(960,446)

Investing Activities:
Additions to equipment and leasehold improvements	(159,852)	(87,970)
Proceeds from maturities of marketable securities	2,072,000	1,711,799
Purchases of marketable securities	(2,579,000)	(1,544,563)

Net cash (used in) provided by investing activities	(666,852)	79,266

Financing Activities:
Dividends paid	—	(183,872)

Net cash used in financing activities	—	(183,872)

Net increase (decrease) in cash and cash equivalents	204,912	(1,065,052)

Cash and cash equivalents at beginning of the period	2,810,923	2,056,311

Cash and cash equivalents at end of the period	$3,015,835	$991,259

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	4,942	506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC or other acceptance criteria, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of customer acceptance criteria has occurred. We provide for a warranty reserve at the time the product revenue is recognized.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and would result in a reduction to our net income. The allowance recorded for accounts receivable at June 28, 2014 and September 28, 2013 was $25,000.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company holds certain marketable securities classified as available for sale and others as held to maturity. The available for sale investments are valued at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The Company’s held to maturity securities, comprised of investments in municipal bonds, are valued at amortized cost. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

Accounting for Income Taxes

The preparation of our unaudited condensed consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, reserves on accounts receivable and inventory, as well as depreciation differences for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. During the nine months ended June 28, 2014, we recorded a valuation allowance against our deferred tax assets of approximately $2.6 million as of June 28, 2014 due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

We recognize tax liabilities in accordance with FASB ASC 740-10, Income Taxes and we adjust such liabilities when our judgment changes as a result of the evaluation of information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three-level hierarchy is as follows:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company holds certain marketable securities classified as available for sale. These available for sale securities are comprised of certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.) or, in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three and nine month periods ended June 28, 2014, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of June 28, 2014 and September 28, 2013, in accordance with the fair value hierarchy as defined above. As of June 28, 2014 and September 28, 2013, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 28, 2014
Certificates of deposits:
Certificates of deposit	$1,951,858	$—	$1,951,858

Total debt instruments	1,951,858	—	1,951,858

Mutual funds:
Money market funds	1,437,124	1,437,124	—

Total mutual funds	1,437,124	1,437,124	—

Total investments	$3,388,982	$1,437,124	$1,951,858

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

September 28, 2013
Certificates of deposits:
Certificates of deposit	$1,247,384	$—	$1,247,384

Total debt instruments	1,247,384	—	1,247,384

Mutual funds:
Money market funds	880,230	880,230	—

Total mutual funds	880,230	880,230	—

Total investments	$2,127,614	$880,230	$1,247,384

Assets and liabilities measured at fair value on a non-recurring basis are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. As of June 28, 2014 and September 28, 2013, the Company’s assets and liabilities subject to measurement at fair value on a nonrecurring basis are equipment and leasehold improvements. Neither was deemed to be impaired or measured at fair value on a non-recurring basis.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three and nine month periods ended June 28, 2014 and June 29, 2013.

The Company selected the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation.

The fair value of options at date of grant was estimated with the following assumptions:

Three and Nine Months Ended
	June 28, 2014	June 29, 2013
Option term	6.5 years	6.5 years
Risk-free interest rate	1.33% to 1.53%	0.71% to 0.79%
Stock price volatility	60% to 65%	66%
Dividend rate	—	—

There were 14,200 options granted during the nine months ended June 28, 2014, and 16,500 options granted during the nine months ended June 29, 2013. The weighted average grant date fair value for the options granted during the nine month periods ended June 28, 2014 and June 29, 2013 was $4.53 and $2.89, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes share-based compensation costs included in the Company’s condensed consolidated income statements for the three and nine month periods ended June 28, 2014 and June 29, 2013:

	June 28, 2014		June 29, 2013
	3 months	9 months	3 months	9 months
Cost of sales	$4,079	$12,238	$4,079	$12,227
Selling, general and administrative expenses	11,968	99,258	11,910	75,688
Product development expenses	21,011	64,440	23,656	78,269

Total share-based compensation expense before taxes	$37,058	$175,936	$39,645	$166,184

As of June 28, 2014 and September 28, 2013, there was $173,500 and $289,838, respectively, of unrecognized compensation expense related to options granted. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 28, 2014, the weighted average period over which the compensation expense is expected to be recognized is 1.4 years.

The Company had the following stock option plans outstanding as of June 28, 2014: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate 750,000 shares authorized for issuance under these plans, of which options to purchase 268,185 shares were outstanding at June 28, 2014. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of June 28, 2014, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 19,723 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 56,903 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first nine months of fiscal 2014:

	Options Outstanding
	Number of Shares			Weighted Average Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life
Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years
Grants	200	—	200	7.65
Vested	(1,600)	1,600	—	8.02
Cancellations/forfeitures	—	—	—	—

Outstanding, December 28, 2013	59,088	198,694	257,782	$8.83	5.96 years

Grants	—	14,000	14,000	7.65
Vested	(900)	900	—	6.55
Exercises	—	(900)	(900)	5.00
Cancellations/forfeitures	(1,079)	(1,618)	(2,697)	11.51

Outstanding, March 29, 2014	57,109	211,076	268,185	$8.75	5.93 years

Grants	—	—	—	—
Vested	(800)	800	—	6.87
Exercises	—	—	—	—
Cancellations/forfeitures	—	—	—	—

Outstanding, June 28, 2014	56,309	211,876	268,185	$8.75	5.69 years

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 28, 2014 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price
$2.01 - $3.00	15,288	1.19	$3.00	15,288	$3.00
$3.01 - $4.00	16,600	2.08	$3.66	16,600	$3.66
$4.01 - $5.00	28,000	6.80	$4.78	26,700	$4.78
$5.01 - $10.00	68,600	5.95	$7.48	65,080	$7.46
$10.01 - $15.00	139,697	6.25	$11.41	87,408	$11.35

	268,185	5.69	$8.75	211,076	$8.11

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 28, 2014 and September 28, 2013 was $138,871 and $159,521, respectively. Unvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	June 28, 2014	September 28, 2013
Finished goods	$358,102	$10,295
Work in process	618,960	1,110,169
Raw materials	1,552,629	1,498,140

	$2,529,691	$2,618,604

NOTE 3.	Income Taxes

During the three months ended June 28, 2014, the Company recorded a provision for income taxes for certain discrete items amounting to $95,655. During the previous quarter, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision of $894,458. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences.

During the nine months ended June 29, 2013, the Company recorded an income tax benefit based on its expected effective tax rate for its fiscal year. The effective tax rate for the first nine months of fiscal year 2013 was decreased to 48% from 57.7% in the second quarter of fiscal 2013 due to a revision of the full year pre-tax forecast in the third fiscal quarter of 2013 and the tax benefit recorded related to the research credit, which was extended on January 2, 2013 by the America Taxpayer Relief Act of 2012. The effective tax rate excluding discrete events for the nine months ended June 29, 2013 was 42.9%.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	June 28, 2014		June 29, 2013
	3 months	9 months	3 months	9 months
Net loss	$(983,445)	$(2,265,824)	$(521,779)	$(1,159,936)

Weighted average shares outstanding - basic	1,838,921	1,838,848	1,838,716	1,838,716
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding- diluted	1,838,921	1,838,848	1,838,716	1,838,716

Basic net loss per share	$(0.54)	$(1.23)	$(0.28)	$(0.63)
Diluted net loss per share	$(0.54)	$(1.23)	$(0.28)	$(0.63)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive due to the Company’s loss position, were 268,185 at June 28, 2014 and 257,582 at June 29, 2013.

NOTE 5.	Major Customers and Export Sales

During the three months ended June 28, 2014, the Company had two customers that represented 96% (54% and 42%, respectively) of net sales. During the three months ended June 29, 2013 three customers represented 86% (41%, 30% and 15%, respectively) of net sales. During the nine months ended June 28, 2014, the Company had three customers that represented 78% (39%, 20% and 19%, respectively) of net sales. During the nine months ended June 29, 2013 two customers represented 72% (41% and 31%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	June 28, 2014		June 29, 2013
	3 months	9 months	3 months	9 months
Domestic	$455,025	$3,980,213	$532,214	$2,591,866
Foreign	322,837	599,847	437,480	520,283

Total sales	$777,862	$4,580,060	$969,694	$3,112,149

The Company sold products into one foreign country during the three months ended June 28, 2014 and four foreign countries during the three months ended June 29, 2013. The Company sold products into two froeign countries during the nine months ended June 28, 2014 and five foreign countries during the nine months ended June 29, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 28, 2014		June 29, 2013
	3 months	9 months	3 months	9 months
Saudi Arabia	100%	59.1%	65.6%	69.3%
Colombia	—	40.9%	—	—
Egypt	—	—	34.1%	28.6%
Other	—	—	0.3%	2.1%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 28, 2014		June 29, 2013
	3 months	9 months	3 months	9 months
North America (excluding the U.S.)	—	—	—	0.6%
Central and South America	—	40.9%	—	—
Europe	—	—	—	—
Mid-East and Africa	100%	59.1%	100%	99.4%
Far East	—	—	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of June 28, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$1,437,124	$—	$—	$—	$1,437,124
Certificates of deposit	1,955,009	1,795	—	4,946	1,951,858

	$3,392,133	$1,795	$—	$4,946	$3,388,982

As of June 28, 2014, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value
Municipal bonds	$1,837,317	$27,504	$127,121	$1,737,700	$16,610	$1,754,310

As of September 28, 2013, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$880,230	$—	$—	$—	$880,230
Certificates of deposit	1,248,043	1,186	—	1,845	1,247,384

	$2,128,273	$1,186	$—	$1,845	$2,127,614

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 28, 2013, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value
Municipal bonds	$2,056,276	$24,087	$94,885	$1,985,478	$10,425	$1,995,903

The contractual maturities of available for sale investments as of June 28, 2014 were all due within fourteen months. The contractual maturities of held to maturity investments as of June 28, 2014 were as follows:

	Cost	Amortized Cost
Within 1 year	$552,531	$515,470
After 1 year through 5 years	1,284,786	1,222,230

	$1,837,317	$1,737,700

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	June 28, 2014	September 28, 2013
Cash and cash equivalents	$1,437,124	$880,230
Marketable securities	1,951,858	1,247,384

	$3,388,982	$2,127,614

NOTE 7.	Subsequent Events

On August 7, 2014, the Board of Directors of the Company adopted a Stockholder Rights Plan to replace the company’s former plan, which had expired on August 5, 2014. The new plan is substantially similar to the former plan, and was not adopted in response to any specific takeover threat. In adopting the plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 18, 2014. Until the rights become exercisable, which occurs with certain exceptions when a person or affiliated group acquires 15% or more of TCC’s common stock, they will trade automatically with the common stock and separate rights certificates will not be issued. Each right, once exercisable, will entitle the holder (other than rights owned by the acquiring person or group) to buy one share of the common stock at a price of $25 per share, subject to certain adjustments. The rights can generally be redeemed by the Company at $.001 per right at any time prior to the close of business on the 10th business day after there has been a public announcement of the acquisition of beneficial ownership by any person or group of 15% or more of the common stock, subject to certain exceptions.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 28, 2013, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 as filed with the SEC.

Results of Operations

Three Months ended June 28, 2014 as compared to Three Months ended June 29, 2013

Net Sales

Net sales for the quarter ended June 28, 2014 were $778,000, compared to $970,000 for the quarter ended June 29, 2013, a decrease of 20%. Sales for the third quarter of fiscal 2014 consisted of $455,000, or 58%, from domestic sources and $323,000, or 42%, from international customers as compared to the same period in fiscal 2013, during which sales consisted of $532,000, or 55%, from domestic sources and $438,000, or 45%, from international customers.

Foreign sales consisted of shipments to one country during the three month period ended June 28, 2014 and four countries during the three month period ended June 29, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2014 and 2013:

	2014	2013
Saudi Arabia	$323,000	$287,000
Egypt	—	149,000
Other	—	2,000

	$323,000	$438,000

For the three months ended June 28, 2014, product sales revenue was derived primarily from shipments of our narrowband radio encryptors and the supply of customized cryptographic services, tools and training to a domestic prime contractor supporting a government customer in North Africa amounting to $423,000. The Company also made shipments of our data link encryptor for deployment into Saudi Arabia amounting to $323,000 during the quarter.

Revenue for the three months ended June 29, 2013 was primarily derived from the sale of engineering services amounting to $400,000; we also had sales of our Ethernet IP encryptor for deployment into the Middle East amounting to $263,000, a spare parts order shipped to Egypt amounting to $149,000 and a domestic order for our narrowband radio encryptors amounting to $65,000 during the quarter.

Gross Profit

Gross profit for the third quarter of fiscal 2014 was $465,000, compared to gross profit of $593,000 for the same period of fiscal 2013. Gross profit expressed as a percentage of sales was 60% for the third quarter of fiscal 2014 and 61% for the third quarter of fiscal 2013. The 22% dollar value decrease in gross profit was the result of the lower sales volume during the quarter ended June 28, 2014.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2014 were $776,000, compared to $739,000 for the same quarter in fiscal 2013. This increase of $37,000, or 5%, was attributable to an increase in selling and marketing expenses of $40,000, which was offset by a decrease in general and administrative expenses of $4,000 during the third quarter of the 2014 fiscal year.

The increase in selling and marketing expenses for the three months ended June 28, 2014 was primarily attributable to increases in customer support costs of $53,000, outside sales and marketing agreements of $12,000 and advertising and marketing costs of $11,000 during the quarter. These increases were partially offset by decreases in bid and proposal efforts of $23,000, travel expenses of $10,000, and outside consulting costs of $15,000 during the period.

The decrease in general and administrative costs during the third quarter of 2014 was attributable to a decrease in travel expenses of $6,000, which was offset by an increase in professional and other public company fees of $2,000 for the period.

Product Development Costs

Product development costs for the quarter ended June 28, 2014 were $585,000, compared to $586,000 for the quarter ended June 29, 2013. The decrease was attributable to decreases in outside contractor costs of $190,000, project material costs of $9,000 and personnel-related costs of $23,000, partially offset by a decrease in engineering support of sales and business development activities, which resulted in increased product development costs of approximately $218,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the third quarter of fiscal 2014 compared with $400,000 of billable engineering services revenue generated during the third quarter of fiscal 2013.

Net Income

The Company generated a net loss of $983,000 for the third quarter of fiscal 2014, compared to a net loss of $522,000 for the same period of fiscal 2013. This 88% increase in net loss is primarily attributable to a 148% increase in the income tax provision and a 20% decrease in sales volume during the third quarter of fiscal 2014. During the three months ended June 28, 2014, the Company recorded a tax provision of $96,000 to recognize certain discrete items. This compares to an income tax benefit of $199,000 during the third quarter of fiscal 2013 based on an expected effective tax rate of 48% for the period ended June 29, 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 28, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine Months ended June 28, 2014 as compared to Nine Months ended June 29, 2013

Net Sales

Net sales for the nine months ended June 28, 2014 were $4,580,000, compared to $3,112,000 for the nine months ended June 29, 2013, an increase of $1,468,000 or 47%. Sales for the first nine months of fiscal 2014 consisted of $3,980,000, or 87%, from domestic sources and $600,000, or 13%, from international customers as compared to the same period in fiscal 2013, during which sales consisted of $2,592,000, or 83%, from domestic sources and $520,000, or 17%, from international customers.

Foreign sales consisted of shipments to two countries during the nine months ended June 28, 2014 and five countries during the nine months ended June 29, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2014 and 2013:

	2014	2013
Colombia	$245,000	$—
Saudi Arabia	355,000	360,000
Egypt	—	149,000
Other	—	11,000

	$600,000	$520,000

For the nine months ended June 28, 2014, product sales revenue was derived from the Company making additional shipments, amounting to $1,788,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. The Company made shipments of our narrowband radio encryptors, and supplied customized cryptographic services, tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $889,000 and also made shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $908,000 during the period. Sales for the first nine months of fiscal 2014 of our data link encryptor for deployment into Saudi Arabia amounted to $323,000, and sales of our secure telephone, fax, and data encryptors to a foreign customer amounted to $246,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $220,000 during the period. Royalty sales to a domestic radio manufacturer amounted to $120,000 during the nine months ended June 28, 2014.

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

Gross Profit

Gross profit for the first nine months of fiscal 2014 was $3,141,000, compared to gross profit of $2,184,000 for the same period of fiscal 2013. Gross profit expressed as a percentage of sales was 69% for the first nine months of fiscal 2014 and 70% for the first nine months of fiscal 2013. The 44% dollar value increase in gross profit was the result of the higher sales volume during the nine months ended June 28, 2014.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2014 were $2,325,000, compared to $2,210,000 for the same period in fiscal 2013. This increase of $115,000, or 5%, was attributable to an increase in general and administrative expenses of $112,000 and an increase in selling and marketing expenses of $3,000 during the first nine months of the 2014 fiscal year.

The increase in general and administrative costs for the nine months ended June 28, 2014 was attributable to increases in personnel-related costs of $80,000 and professional and other public company fees of $61,000 for the period. These increases were offset by decreases in recruiting costs of $21,000, travel costs of $5,000 and bank and investment fees of $4,000 during the period.

The increase in selling and marketing expenses for the nine months ended June 28, 2014 was attributable to increases in customer support costs of $90,000, advertising and marketing costs of $43,000, outside consulting services of $14,000 and product demonstration costs of $11,000 during the period. These increases were offset by decreases in product evaluation costs of $77,000, bid and proposal efforts of $44,000, engineering sales support expenses of $26,000 and travel related costs of $8,000 during the period.

Product Development Costs

Product development costs for the nine months ended June 28, 2014 were $2,113,000, compared to $2,231,000 for the nine months ended June 29, 2013, a decrease of $118,000 or 5%. The decrease was attributable to project development cost decreases in outside contractor costs of $352,000, project material costs of $64,000 and personnel-related costs of $71,000. The decrease was offset by a decrease in engineering support of sales and business development activities, which resulted in increased product development costs of approximately $374,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first nine months of fiscal 2014 compared with $1,240,000 of billable engineering services revenue generated during the first nine months of fiscal 2013.

Net Income

The Company generated a net loss of $2,266,000 for the first nine months of fiscal 2014, compared to a net loss of $1,160,000 for the same period of fiscal 2013. This 95% increase in net loss is primarily attributable to a 193% increase in the income tax provision, partially offset by a 43% decrease in the operating loss during the first nine months of fiscal 2014. During the nine months ended June 28, 2014, the Company established a valuation allowance against deferred tax assets, which is included in the income tax provision for the nine month period ended June 28, 2014 of $990,000. This compares to an income tax benefit of $1,068,000 for the first nine months of fiscal 2013 based on an expected effective tax rate of 48% for the period.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 28, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at June 28, 2014 totaled $6,705,000 compared with $6,044,000 at September 28, 2013. We continue to have no long-term debt and do not expect to incur any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to be lower for fiscal 2014 as compared to prior periods, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended:

	June 28,	June 29,
	2014	2013
	(Unaudited)	Unaudited)
Net loss	$(2,266,000)	$(1,160,000)
Changes not affecting cash	1,266,000	75,000
Changes in assets and liabilities	1,872,000	125,000

Cash provided by (used in) operating activities	872,000	(960,000)
Cash (used in) provided by investing activities	(667,000)	79,000
Cash used in financing activities	—	(184,000)

Net change in cash and cash equivalents	205,000	(1,065,000)
Cash and cash equivalents - beginning of period	2,811,000	2,056,000

Cash and cash equivalents - end of period	$3,016,000	$991,000

Operating Activities

The Company generated approximately $1,832,000 more cash from operating activities in the first nine months of fiscal 2014 compared to the same period in fiscal 2013. This increase was primarily attributable to higher collections of accounts and income taxes receivable, an increase in deferred revenue as well as a reduction of inventories, offset by a decrease in customer deposits during the nine month period.

Investing Activities

Cash used in investing activities during the first nine months of fiscal 2014 increased by approximately $746,000 compared to the same period in fiscal 2013. This change is primarily attributable to the purchase of $2,579,000 in short-term investments in marketable securities in the first nine months of 2014.

Financing Activities

Cash used for financing activities during the first nine months of fiscal 2013 was $184,000 compared to no activity during the first nine months of fiscal 2014. The reduction in activity is due to the suspension of dividend payments following the first nine months of fiscal 2013.

Debt Instruments and Related Covenants

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants, with which the Company was in compliance at June 28, 2014. The line is available to support new letters of credit issued by the Company, although any standby letters of credit will be required to be secured with cash. There were no cash borrowings against the line during the nine months ended June 28, 2014 or the fiscal year ended September 28, 2013.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 28, 2014 and June 29, 2013 was $128,000.

Backlog

Backlog at June 28, 2014 and September 28, 2013 amounted to $821,000 and $2,285,000, respectively. The orders in backlog at June 28, 2014 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 28, 2014, the Company had two outstanding letters of credit in the amounts of $14,903 and $16,363, which are secured by a cash certificate of deposit in the amount of $14,903 and a money market bank account of $16,363.

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

During the nine months ended June 28, 2014 and June 29, 2013, the Company spent $2,113,000 and $2,231,000, respectively, on internal product development. During the first nine months of 2014, the Company’s internal product development expenses were lower than the same period of fiscal 2013 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts

During the remainder of fiscal 2014, the Company expects to continue focusing its technical efforts on three principal areas: development of solutions that meet the needs of original equipment manufacturers (OEMs); product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products to meet the unique needs of our customers.

The Company began pursuing OEM technical partnerships in 2012, and these relationships continue to develop albeit at a slower pace than originally projected. TCC believes that the resulting products will be embedded proprietary encryption solutions that will significantly enhance the value of the OEMs’ products and allow TCC encryption to be carried to the market by major equipment providers.

Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2014 and the Company does not anticipate any significant capital expenditures during the last three months of the year.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2015 fiscal year and is consistent with our present practice.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606)

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2018 fiscal year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 12, 2014	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 12, 2014	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer