Form 10-K
period 2014-09-27
TECHNICAL COMMUNICATIONS CORP
filed 2014-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

☒ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing price as of March 28, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,435,422.

The number of shares of the registrant’s common stock, par value $ 0.10 per share, outstanding as of December 12, 2014 was 1,838,921.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2015 Annual Meeting of Shareholders to be held February 9, 2015 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 27, 2014

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Forward-Looking Statements.” As used in this annual report on Form 10-K, references to “Technical Communications Corp,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Technical Communications Corporation and our subsidiaries. All trademarks or trade names referred to in this report are the property of their respective owners.

PART I

Item 1.	BUSINESS

Technical Communications Corporation was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video and voice networks. TCC’s products have been sold into over 115 countries to governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services.

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

Providing secure communications systems and services for government and military markets worldwide remains a principal focus for TCC, as the Company believes continued concerns over security will sustain demand for increased protection of both voice and data networks. Our focus in the government market also now includes law enforcement special operations customers. Additionally, we see increased interest for secure communications in the corporate industrial sector. Management has planned selected, evolutionary upgrades and product derivatives of our government/military products both to provide entry into these new markets and meet new requirements of our existing customers. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to satisfy unique customer requirements will meet a growing demand as customers become more sophisticated in defining their communications security needs.

2014 Highlights and Recent Events

Delays in the receipt of certain foreign and domestic contracts, coupled with customer and production delivery requirements, resulted in lower than expected revenue for fiscal 2014. Delays were primarily the result of international political unrest, which diverted foreign government customers’ attention to domestic issues, as well as other factors associated with government procurements that often subject the Company to unpredictable and erratic delays in the processing of procurements and delivery of products. TCC did receive a significant foreign contract for $3.3 million from the Government of Egypt in the first quarter of fiscal 2015.

Revenues in fiscal 2014 were $6,139,000 with a net loss of $(2,565,000) or $(1.39) per share. The fiscal 2014 results reflect a partial shipment of our large contract received in fiscal 2013 for network encryption for use by the Government of Egypt, along with strong sales for radio applications during the year. TCC’s backlog at the end of the 2014 fiscal year was $402,000, as compared to $2.28 million at the end of fiscal 2013.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2014, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established government systems product line, as well as new market opportunities for network encryption, including the following:

•	In fiscal 2014, the Company delivered on contracts received in fiscal 2013 and fiscal 2014 of $1 million from Datron Worldwide Communications, Inc., a radio communications manufacturer, as part of an original equipment manufacturer (“OEM”) relationship for its DSP 9000 radio encryption equipment for deployment into Afghanistan and other countries. TCC provides a radio encryption card designed to be embedded in Datron radios, a DSP 9000 radio encryption handset sold with Datron radios, and other interoperable secure radio equipment.

•	In fiscal 2014, TCC delivered $1.28 million of secure radio and telephone equipment and customized services, tools and training orders that were received in both fiscal 2013 and fiscal 2014 from a domestic prime contractor supporting a government customer in North Africa. TCC provided the customer its DSP 9000 military radio encryption system as well as a secure telephone solution. Additionally, TCC delivered operation, maintenance and cryptography training services, as well as customized tools to enable customer-independent system maintenance and testing, and cryptographic validation.

•	TCC delivered the remaining $1.79 million of additional products and services in fiscal 2014 on a $3.6 million foreign military sales (“FMS”) contract received in fiscal 2013 from the U.S. Army Communications and Electronics Command (“CECOM”) to upgrade the DSD 72A-SP military bulk encryption system currently in use securing strategic-level military communications for the Government of Egypt. In addition to product upgrade kits, which were specifically designed for this customer requirement, TCC provided test equipment and training services both at TCC’s facility in Concord, Massachusetts as well as in-country. The Company expects future follow-on sales from the Government of Egypt as this customer proceeds to upgrade the balance of its network, as well as sales of new systems for additional communications security applications. As noted above, in the first quarter of fiscal 2015 the Company received the first of these follow-on orders: a $3.3 million order for its DSD 72A-SP bulk encryption systems.

•	TCC delivered $800,000 of an order received in fiscal 2014 from a government in the Middle East for TCC’s Cipher X 7211 IP encryption system with custom-developed capability to secure high-bandwidth satellite communications. The custom-developed capability is also marketable worldwide as an option on the Cipher X 7211.

•	TCC’s DLE 7050 link encryptor continues to provide incremental revenue from established customers. A $323,000 contract for the DLE 7050 link encryption system for deployment into Saudi Arabia was delivered in fiscal 2014. TCC received an additional contract in the first quarter of fiscal 2015 for the DLE 7050 for $432,000, also for deployment into Saudi Arabia.

TCC continued to increase sales and marketing efforts in fiscal 2014 with lead generation initiatives and strategic partnerships, and plans to continue such efforts in fiscal 2015. Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of product development efforts in fiscal 2014:

•	Production readiness of the HSE 6000 headset radio encryptor for secure land mobile radio communications. Production of the HSE 6000 is complete and it is currently being field tested in several countries by military and first responder organizations.

•	Design and development of capability for TCC’s Cipher X 7211 IP encryptor to secure high-bandwidth satellite communications. The capability was developed for a customer-specific requirement and is now also marketable worldwide as an option for all customers.

•	Development to enhance the ability of TCC’s Cipher X 7211 IP encryption system to integrate custom and national algorithms without requiring modification to hardware. Development efforts are expected to continue in fiscal 2015 to offer a broader range of national algorithm solutions. TCC believes this is a competitive differentiator for the Company in foreign markets.

•	Development of KEYNET Lite-IP and KEYNET Lite-Optical key and device management systems. These KEYNET Lite systems are specifically designed to meet the needs of small networks and provide the same robust flexibility, security and ease of use of TCC’s fully featured KEYNET systems at a significantly lower price.

Escalating turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism and other political unrest increases the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions can cause unpredictable and erratic delays in the processing of procurements and delivery of products. The combined effects present a situation that challenges both our sales capture teams and our production capabilities. The Company believes these market conditions will provide opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for existing and new products and offering such products to current customers.

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and generated more than 80% of the Company’s revenue during the 2013 and 2014 fiscal years. These products, such as the DSD 72A-SP military bulk encryptor, CSD 3324SE telephone/fax encryptor, and the DSP 9000 radio encryptor, have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of future revenues.

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

TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor is designed for public safety special operations land mobile radio applications, as well as military applications. With the optional Telephone Interconnect Kit, the HSE 6000 connects to corded handset telephones for secure voice communications and radio-to-telephone conferencing over Voice over IP, digital, and analog telephone networks. It is also interoperable with the DSP 9000 radio security product family, enabling secure voice communications and cross-network conferencing across and between air, land, sea and office.

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

Network Security Systems

TCC offers network encryption systems with KEYNET centralized key and device management for IP, SONET/SDH and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. During 2014 the Company introduced KEYNET Lite, a version of KEYNET for small networks. The Company supports the industry standard Advanced Encryption Standard (“AES”) 256-bit cryptographic algorithm and can integrate customer-specific national algorithms to meet customer-specific needs. All of TCC’s encryption systems are designed to seamlessly overlay onto existing networks without requiring infrastructure changes. Network performance impact is negligible and we believe the systems are easy to deploy, monitor and manage. Additionally, the Cipher X family offers scalable performance to higher speeds without changing hardware. This minimizes the entry cost of deploying a security solution and provides a cost-effective path to meet evolving business needs. Upgrades are licensed and made available on-demand via the KEYNET management system. All performance levels interoperate and have identical functionality.

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

Sales and Backlog

In fiscal 2014, the Company had four customers representing 73% of total net sales. These sales consisted of sales of upgrade kits to our 72A-SP bulk encryptors to the US Army CECOM for deployment in Egypt representing 29% of sales, our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 17% of sales, our narrowband radio encryptors and the supply of customized cryptographic services, tools and training to a domestic prime contractor supporting a government customer in North Africa representing 14% of sales, and our CipherX 7211 IP encryptors to a customer in the Middle East representing 13% of sales. In fiscal 2013, the Company had three customers representing 71% of total net sales. These sales consisted of sales of upgrade kits to our 72A-SP bulk encryptors to the US Army CECOM for deployment in Egypt representing 29% of sales, engineering services provided to the U.S. government representing 27% of sales, and our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 15% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 27, 2014 and September 28, 2013 was approximately $402,000 and $2,285,000, respectively.

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

Regulatory Matters

As a party to a number of contracts with the U.S. government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on or participating in future contracts. Such a prohibition would have a material adverse effect on the Company.

All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency, the U.S. Government Accountability Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. There have been no government audits in recent years and the company believes the result of such audits, should they occur, will not have a material adverse effect on its financial position or results of operations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

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

Many of TCC’s products can be sold under existing “blanket” licenses which have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g. financial institutions, civilian government entities and commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the government’s recognition of the technology available from foreign sources and the need to allow domestic corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, the impact of which could be material.

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2014 were, and historically have been, immaterial. In 2003 the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

During each of the years ended September 27, 2014 and September 28, 2013, the Company spent $2,729,000 on internal product development. The Company also spent $855,000 on billable development efforts during fiscal 2013. In fiscal 2014, the Company’s total product development costs were 23% lower than prior years but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses in fiscal 2015 will be approximately 10-15% lower than fiscal 2014 levels.

Research and development expenses (including internal product development and billable development efforts) in fiscal 2014 were lower than fiscal 2013 as major new product development efforts were previously completed and efforts focused on customer-specific requirements, product enhancements, production readiness and future product planning. The following are key fiscal 2014 research and development initiatives:

•	Production readiness of the HSE 6000 headset radio encryptor for secure land mobile radio communications. Production of the HSE 6000 is complete and it is currently being field tested in several countries by military and first responder organizations.

•	Design and development of capability for TCC’s Cipher X 7211 IP encryptor to secure high-bandwidth satellite communications. The capability was developed for a customer-specific requirement and is also marketable worldwide as an option for all customers.

•	Development to enhance the ability of TCC’s Cipher X 7211 IP encryption system to integrate custom and national algorithms without requiring modification to hardware. Development efforts are expected to continue in fiscal 2015 to offer a broader range of national algorithm solutions. TCC believes is a competitive differentiator for the Company in foreign markets.

•	Development of KEYNET Lite-IP and KEYNET Lite-Optical key and device management systems. These KEYNET Lite systems are specifically designed to meet the needs of small networks and provide the same robust flexibility, security and ease of use of TCC’s fully featured KEYNET systems at a significantly lower price.

In fiscal 2014, technical efforts continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio.

Foreign Operations

The Company’s results of operations are dependent upon its foreign sales, including domestic sales shipped to foreign end-users. Although foreign sales were more profitable than domestic sales during fiscal years 2014 and 2013 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2014 and 2013, sales directly to international customers accounted for approximately 25.5% and 8.5%, respectively, of our net sales. During those periods a significant portion of domestic sales (17% and 15%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. During fiscal year 2013, we initiated shipments of products delivered to the Government of Egypt representing 29% of sales under a contract with the U.S. Army. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of September 27, 2014, the Company employed 33 full-time employees and three part-time employees, as well as several full and part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 27, 2014 and subsequent quarterly reports filed with the SEC.

Our quarterly operating results typically fluctuate and our future revenues and profitability are uncertain.

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

We continue to focus our efforts in emerging markets, including South America and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.

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

Global economic conditions continue to be challenging for the secure communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, continuing high rates of unemployment, and reduced corporate capital spending. Economic growth in the U.S. and many other countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:

•	Budgeting and forecasting are difficult: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, and the prevailing economic and political uncertainties render estimates of future income and expenditures difficult.

•	Potential deferment or cancellation of purchases and orders by customers: Uncertainty about current and future global economic and political conditions may cause, and in some cases has caused, governments and businesses to defer or cancel purchases. If future demand for our products declines due to deteriorating global economic and political conditions, it will negatively impact our financial results.

•	Customers’ inability to obtain financing to make purchases: Some of our customers require substantial financing, including government financing, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases of our products and/or meet their payment obligations could have a negative impact on our financial results.

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

As a party to a number of contracts with the U.S. government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on or participating in future contracts. Moreover, payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. There have been no government audits in recent years and the company believes the result of such audits, should they occur, will not have a material adverse effect on its financial position or results of operations. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2014 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2013. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 27, 2014.

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

As of December 12, 2014, we employed 33 full-time and three part-time employees as well as several full-time and part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 27, 2014 and September 28, 2013 was $171,000.

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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/27/2014	$3.66	$6.43
	6/28/2014	4.19	6.64
	3/29/2014	6.40	8.50
	12/28/2013	6.49	9.97

	9/28/2013	$6.00	$7.90
	6/29/2013	4.29	8.00
	3/30/2013	3.91	5.45
	12/29/2012	4.22	6.00

Holders

As of December 12, 2014, there were approximately 75 record holders of our Common Stock. We believe there are approximately 914 beneficial holders of our stock.

Dividends

The Company paid cash dividends on its common stock during the first quarter of fiscal year 2013 as follows:

Payment Date	Aggregate	Per Share
December 28, 2012	$183,872	$0.10

It is not the Company’s intention to pay dividends unless future profits warrant such actions. The Board of Directors decided on December 6, 2012 that it would suspend consideration of future dividends until such time as the Company’s revenue and profit performance justified it.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan, the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, and the Technical Communications Corporation 2001 Stock Option Plan as of the fiscal year ended September 27, 2014. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 27, 2014, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	146,797	(1)	$10.99	55,603

Equity compensation plans not approved by stockholders	122,688	(2)	$6.04	19,723

Total	269,485		$8.74	75,326

(1)	Of the 146,797 options outstanding as of September 27, 2014, 115,447 were exercisable as of such date at an average exercise price of $11.09 per share.
(2)	Of the 122,688 options outstanding as of September 27, 2014, 121,288 were exercisable as of such date at an average exercise price of $5.97 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2014 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2014 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 27, 2014 and the “Risk Factors” section included herein.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory reserves, receivable reserves, impairment of long-lived assets, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include those listed below. For a more detailed discussion, see Note 2 in the Notes to Consolidated Financial Statements included herewith.

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. There have been no government audits in recent years and the company believes the result of such audits, should they occur, will not have a material adverse effect on its financial position or results of operations. When the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

Inventory

We value our inventory at the lower of actual cost (based on first-in, first-out (FIFO) method) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

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

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as inventory obsolescence and stock-based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $2.4 million as of September 27, 2014 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years and it is not anticipated that we will be subject to foreign taxes in the near future.

Stock-Based Compensation

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

Results of Operations

Year ended September 27, 2014 as compared to year ended September 28, 2013

Net Sales

Net sales for the years ended September 27, 2014 and September 28, 2013 were $6,139,000 and $6,250,000, respectively, a decrease of $111,000 or 2%. Sales for fiscal 2014 consisted of $4,575,000, or 75%, from domestic sources and $1,564,000, or 25%, from international customers as compared to fiscal 2013, in which sales consisted of $5,720,000, or 92%, from domestic sources and $530,000, or 8%, from international customers.

Foreign sales consisted of shipments to three different countries during the year ended September 27, 2014 and five different countries during the year ended September 28, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2014	2013

Saudi Arabia	$1,155,000	$370,000
Egypt	164,000	149,000
Colombia	245,000	—
Other	—	11,000

	$1,564,000	$530,000

Delays in the receipt of certain foreign and domestic contracts, coupled with customer and production delivery requirements, resulted in lower than expected revenue for fiscal 2014. Delays were primarily the result of international political unrest, which diverted foreign government customer’s attention to domestic issues, as well as other factors associated with government procurements that often subject the Company to unpredictable and erratic delays in the processing of procurements and delivery of products.

For the year ended September 27, 2014, product sales revenue was derived from the Company making additional shipments, amounting to $1,788,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. The Company made shipments of our narrowband radio encryptors, and supplied customized cryptographic services, tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $1,280,000 and also made shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $1,044,000 during the year. We also sold our Cipher X 7211 IP encryptor to a customer in the Middle East amounting to $800,000 for fiscal 2014. Sales of our data link encryptor for deployment into Saudi Arabia amounted to $323,000, and sales of our secure telephone, fax, and data encryptors to a foreign customer amounted to $245,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $220,000 during the period. Royalty sales to a domestic radio manufacturer amounted to $128,000 during the year ended September 27, 2014.

For the year ended September 28, 2013, we derived $1,600,000 in service revenue from the sale of engineering services to select customers. Product sales revenue were derived from the Company making the initial shipments, amounting to $1,679,000, to CECOM to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt during the fourth quarter of the year. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions, and supplied customized cryptographic services and tools, for a domestic prime contractor supporting a government customer in North Africa amounting to $982,000 during the year. We also had sales of the Company’s narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $961,000, our Ethernet IP encryptor for deployment into the Middle East amounting to $263,000, our link encryptor into the Middle East amounting to $204,000, a spare parts order shipped to Egypt amounting to $149,000, and a domestic order for our narrowband radio encryptors amounting to $65,000. Royalty income for fiscal 2013 amounted to $60,000.

Gross Profit

Gross profit for fiscal year 2014 was $4,105,000, a decrease of $35,000 from gross profit of $4,140,000 for fiscal year 2013. Gross profit expressed as a percentage of sales was 67% in fiscal year 2014 compared to 66% in the prior year.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2014 were $2,980,000, compared to $2,956,000 for fiscal 2013. This increase of $24,000 was attributable to an increase in general and administrative expenses of $44,000 offset by a decrease in selling and marketing expenses of $20,000 during the 2014 fiscal year.

The increase in general and administrative costs for the year ended September 27, 2014 was attributable to increases in personnel-related costs of $69,000 and insurance costs of $6,000 for the year. These increases were offset by decreases in recruiting costs of $22,000, professional and other public company fees of $7,000 and bank and investment fees of $5,000 during the year.

The decrease in selling and marketing expenses during fiscal 2014 were attributable to decreases in product evaluation costs of $92,000, bid and proposal efforts of $47,000, engineering sales support expenses of $42,000 and travel related costs of $12,000 during the year. These decreases were offset by increases in customer support costs of $90,000, advertising and marketing costs of $53,000, product demonstration costs of $12,000, bank fees of $8,000 and personnel-related costs of $6,000 during the year.

Product Development Costs

Product development costs for fiscal years 2014 and 2013 were $2,729,000. There were decreases during the 2014 fiscal year as a result of decreases in outside contractor costs of $512,000, project material costs of $84,000 and personnel-related costs of $133,000. These decreases were offset by increases in engineering support of sales and business development activities and a decrease in billable engineering services work, which resulted in increased product development costs of approximately $734,000 for the year ended September 27, 2014.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,600,000 of billable engineering services revenue generated during fiscal 2013 and no such revenue generated during fiscal 2014.

Net Loss

The Company generated a net loss of $2,565,000 for fiscal 2014, as compared to a net loss of $714,000 for fiscal 2013. This $1,852,000 increase in net loss is primarily attributable to an increase in the income tax provision of $1,789,000 during fiscal 2014. During the year ended September 27, 2014, the Company established a valuation allowance against deferred tax assets of $894,000, which is included in the income tax provision for the year ended September 27, 2014. This compares to an income tax benefit of $799,000 during fiscal 2013 based on its expected effective tax rate of 52.8%. The Company received a refund in fiscal 2013 of $214,000 in connection with an abatement claim from a prior year, which contributed to the increase in the effective tax rate in fiscal 2013. There was uncertainty regarding the outcome of the claim, therefore a benefit was not recorded until fiscal 2013.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 27, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at September 27, 2014 totaled $6,043,000 compared with $6,044,000 at September 28, 2013. We continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of fiscal year 2015. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 27, 2014 and September 28, 2013:

	2014	2013

Net loss	$(2,565,000)	$(714,000)
Changes not affecting cash	1,378,000	199,000
Changes in assets and liabilities	1,421,000	316,000

Cash provided by (used in) operating activities	234,000	(199,000)
Cash provided by investing activities	165,000	1,138,000
Cash used in financing activities	—	(184,000)

Net change in cash and cash equivalents	399,000	755,000
Cash and cash equivalents - beginning of period	2,811,000	2,056,000

Cash and cash equivalents - end of period	$3,210,000	$2,811,000

Operating Activities

The Company generated approximately $433,000 more cash from operating activities in fiscal 2014 compared to fiscal 2013. This increase was primarily attributable to higher collections of accounts and income taxes receivables, a decrease in deferred tax assets, as well as a reduction of inventories, offset by a decrease in customer deposits during the year.

Investing Activities

Cash provided by investing activities during fiscal 2014 decreased by approximately $973,000 to $165,000 compared to cash provided by investing activities of $1,138,000 during fiscal 2013. This change is primarily attributable to an increase in the purchase of short-term investments in marketable securities in fiscal 2014.

Financing Activities

Cash used in financing activities during fiscal 2013 was $184,000 compared to no activity during fiscal 2014. The reduction in activity is due to the suspension of dividend payments during the second quarter of fiscal 2013.

Debt Instruments and Related Covenants

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. At September 27, 2014 the company was in violation of the agreements covenant to maintain a minimum level of tangible net worth. The bank has subsequently waived that requirement for the current year. The line is available to support new letters of credit issued by the Company, although any standby letters of credit are required to be secured with cash. There were no cash borrowings against the line during the fiscal years ended September 27, 2014 and September 28, 2013.

Backlog

Backlog at September 27, 2014 and September 28, 2013 amounted to $402,000 and $2,285,000, respectively. The orders in backlog at September 27, 2014 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 27, 2014, the Company had three outstanding letters of credit in the amounts of $329,000, $16,000 and $4,000, which are secured by collateralized bank accounts totaling $349,000.

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

During each of the years ended September 27, 2014 and September 28, 2013, the Company spent $2,729,000 on internal product development. The Company also spent $855,000 on billable development efforts during fiscal 2013. In fiscal 2014, the Company’s total product development costs were 23% lower than prior years but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses in fiscal 2015 will be approximately 10-15% lower than fiscal 2014 levels.

Research and development expenses in fiscal 2014 were lower than the prior as major new product development was completed during fiscal 2013 and efforts in fiscal 2014 focused on customer-specific requirements, product enhancements, production readiness and future product planning. The following are key fiscal 2014 research and development initiatives:

•	Production readiness of the HSE 6000 headset radio encryptor for secure land mobile radio communications. Production of the HSE 6000 is complete and it is currently being field tested in several countries by military and first responder organizations.

•	Design and development of capability for TCC’s Cipher X 7211 IP encryptor to secure high-bandwidth satellite communications. The capability was developed for a customer-specific requirement and is also marketable worldwide as an option for all customers.

•	Development to enhance the ability of TCC’s Cipher X 7211 IP encryption system to integrate custom and national algorithms without requiring modification to hardware. Development efforts are expected to continue in fiscal 2015 to offer a broader range of national algorithm solutions. TCC believes this is a competitive differentiator for the Company in foreign markets.

•	Development of KEYNET Lite-IP and KEYNET Lite-Optical key and device management systems. These KEYNET Lite systems are specifically designed to meet the needs of small networks and provide the same robust flexibility, security and ease of use of TCC’s fully featured KEYNET systems at a significantly lower price.

In fiscal 2014, technical efforts continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of fiscal year 2015. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2015.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2015 fiscal year and is consistent with our present practice.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606)

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2018 fiscal year.

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014 the Financial Accounting Standards Board updated U.S. Generally Accepted Accounting Principles to eliminate a critical gap in existing standards. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material impact on the accompanying financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 27, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, established in 1992.

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

In the course of its assessment for fiscal year 2014, management identified a control deficiency that was also identified during its assessments for the 2008 through 2013 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2014 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 27, 2014.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2015 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions feasible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2014 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 11, 2014)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)

10.7*	Loan Agreement, dated February 22, 2012, between the Company and Bank of America, N.A.

10.8*	Security Agreement, dated February 22, 2012, between the Company and Bank of America, N.A.

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)

10.10+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.11	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013.)

10.12	Purchase Order from Datron World Communications dated October 8, 2013 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 19, 2013.)

10.13*	Contract with the Egyptian Armament Authority with an effective date of November 25, 2014 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President Chairman of the Board, Director

Date:	December 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 22, 2014
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 22, 2014
Michael P. Malone	(Principal Financial and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 22, 2014
Mitchell B. Briskin

/s/ Thomas E. Peoples	Director	December 22, 2014
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 22, 2014
Francisco F. Blanco

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 27, 2014 and September 28, 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,210,237	$2,810,923
Marketable securities:
Available for sale securities	1,416,890	1,247,384
Held to maturity securities	310,437	522,856
Accounts receivable - trade, less allowance of $25,000 at September 27, 2014 and September 28, 2013	403,139	1,375,764
Inventories	2,721,313	2,618,604
Income taxes receivable	—	723,988
Deferred income taxes	—	894,459
Other current assets	210,379	225,583

Total current assets	8,272,395	10,419,561

Marketable securities:
Held to maturity securities	1,105,140	1,462,622

Equipment and leasehold improvements	4,465,096	4,300,304
Less accumulated depreciation and amortization	(4,033,233)	(3,831,402)

Equipment and leasehold improvements, net	431,863	468,902

	$9,809,398	$12,351,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,553	$261,588
Accrued liabilities:
Compensation and related expenses	163,410	241,003
Customer deposits	169,943	259,602
Other current liabilities	157,784	166,848
Income taxes payable	76,859	—

Total current liabilities	741,549	929,041

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,838,921 issued and outstanding at September 27, 2014 and 1,838,716 issued and outstanding at September 28, 2013	183,892	183,872
Additional paid-in capital	3,986,996	3,774,759
Accumulated other comprehensive loss	(3,598)	(2,020)
Retained earnings	4,900,559	7,465,433

Total stockholders’ equity	9,067,849	11,422,044

	$9,809,398	$12,351,085

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 27, 2014 and September 28, 2013

	2014	2013

Net sales	$6,138,575	$6,249,649
Cost of sales	2,033,961	2,109,394

Gross profit	4,104,614	4,140,255

Operating expenses:
Selling, general and administrative	2,980,388	2,956,465
Product development	2,729,276	2,729,473

Total operating expenses	5,709,664	5,685,938

Operating loss	(1,605,050)	(1,545,683)

Other income
Investment income	30,289	32,752

Loss before provision (benefit) for income taxes	(1,574,761)	(1,512,931)

Provision (benefit) for income taxes	990,113	(798,802)

Net loss	$(2,564,874)	$(714,129)

Net loss per common share
Basic	$(1.39)	$(0.39)
Diluted	$(1.39)	$(0.39)

Weighted average shares
Basic	1,838,866	1,838,716
Diluted	1,838,866	1,838,716

Dividends paid per common share	—	$0.10

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended September 27, 2014 and September 28, 2013

	2014	2013

Net loss	$(2,564,874)	$(714,129)
Other comprehensive loss, net of tax	(1,578)	(12,062)

Comprehensive loss	$(2,566,452)	$(726,191)

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 27, 2014 and September 28, 2013

	2014	2013

Operating activities:
Net loss	$(2,564,874)	$(714,129)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	201,831	199,114
Stock-based compensation	213,243	205,028
Deferred income taxes	894,459	(276,381)
Amortization of premium on held to maturity securities	70,394	83,716
Unrealized (loss) gain on available for sale securities	(1,578)	(12,062)

Changes in current assets and current liabilities:
Accounts receivable	972,625	4,708
Inventories	(102,709)	14,804
Income taxes receivable	723,988	135,348
Other current assets	15,204	(54,854)
Customer deposits	(89,659)	207,230
Accounts payable and accrued liabilities	(98,819)	9,094

Cash provided by (used in) operating activities	234,105	(198,924)

Investing activities:
Additions to equipment and leasehold improvements	(164,792)	(215,418)
Proceeds from maturities of marketable securities	2,909,001	2,957,501
Purchases of marketable securities	(2,579,000)	(1,604,675)

Cash provided by investing activities	165,209	1,137,408

Financing activities:
Dividends paid	—	(183,872)

Cash used in financing activities	—	(183,872)

Net increase in cash and cash equivalents	399,314	754,612
Cash and cash equivalents at beginning of year	2,810,923	2,056,311

Cash and cash equivalents at end of year	$3,210,237	$2,810,923

Supplemental disclosures:

Income taxes paid	$4,942	$576

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 27, 2014 and September 28, 2013

	2014	2013

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,838,716	1,838,716
Cashless exercise of stock options	205	—

Ending balance	1,838,921	1,838,716

Common stock at par value:
Beginning balance	$183,872	$182,732
Cashless exercise of stock options	20	—

Ending balance	183,892	183,872

Additional paid-in capital:
Beginning balance	$3,774,759	$3,569,731
Cashless exercise of stock options	(1,006)	—
Stock-based compensation	213,243	205,028

Ending balance	3,986,996	3,774,759

Other comprehensive income (loss):
Beginning balance	(2,020)	10,042
Unrealized loss on available for sale securities	(1,578)	(12,062)

Ending balance	(3,598)	(2,020)

Retained earnings:
Beginning balance	$7,465,433	$8,363,434
Dividends paid	—	(183,872)
Net loss	(2,564,874)	(714,129)

Ending balance	4,900,559	7,465,433

Total stockholders’ equity	$9,067,849	$11,422,044

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

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

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow and the earnings of the Company. Delays in the timing of significant expected sales transactions would have a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures. The Company has incurred losses of approximately $4.1 million during the past three years, however we believe we will have sufficient cash resources through at least the end of fiscal year 2015.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant judgments and estimates include those related to revenue recognition, receivable reserves, inventory reserves, impairment of long-lived assets, income taxes and stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At September 27, 2014, the Company had restrictions on the use of cash which was used as collateral to secured three outstanding letters of credit totaling $348,695.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations, a specific write-off is recorded in that amount.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include, a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Although an indicator did exist at September 27, 2014 we determined that no impairment charge was required as an estimate of our future undiscounted cash flows was sufficient to recover the assets.

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

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract

Notes to Consolidated Financial Statements (continued)

Audit Agency. Adjustments are recognized in the period made. There have been no audits in recent years and the company believes the result of such audits, should they occur, will not have a material adverse effect on its financial position or results of operations. If the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of personnel costs, outside contractor and engineering services, supplies and materials.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the years ended September 27, 2014 and September 28, 2013.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of stock-based compensation. The fair value of options at date of grant was estimated with the following assumptions:

	September 27, 2014	September 28, 2013
Assumptions:
Option life	6.5 years	5 to 6.5 years
Risk-free interest rate	1.33% to 1.88%	0.71% to 0.79%
Stock volatility	60% to 65%	66%
Dividend yield	0%	0%

There were 15,700 options granted during the year ended September 27, 2014 and 16,500 options granted during the year ended September 28, 2013. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of income for the years ended September 27, 2014 and September 28, 2013:

	2014	2013

Cost of sales	$16,287	$16,295
Selling, general and administrative	111,067	87,613
Product development	85,889	101,120

Total stock-based compensation expense before taxes	$213,243	$205,028

Notes to Consolidated Financial Statements (continued)

As of September 27, 2014, there was $141,213 of unrecognized compensation cost related to options outstanding. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the stock-based compensation cost is expected to be recognized is 1.34 years.

The Company had the following stock option plans outstanding as of September 27, 2014: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 shares authorized for issuance under these plans, of which options to purchase 269,485 shares were outstanding at September 27, 2014. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of September 27, 2014, there were no shares available for new grants under the 2001 Stock Option Plan; there were 19,723 shares available for grant under the 2005 Non-Statutory Stock Option Plan and 55,603 available for grant under the 2010 Equity Plan.

The following tables summarize stock option activity during fiscal years 2013 and 2014:

	Options Outstanding
	Number of Shares			Weighted Average Exercise Price	Weighted Average Contractual Life
	Unvested	Vested	Total

Outstanding, September 29, 2012	93,418	151,784	245,202	$9.12	6.99 years

Grants	2,500	14,000	16,500	4.73
Vested	(33,319)	33,319	—	10.46
Cancellations/forfeitures	(2,111)	(2,009)	(4,120)	9.98

Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years

Grants	1,700	14,000	15,700	7.50
Vested	(28,239)	28,239	—	11.06
Exercises	—	(900)	(900)	5.00
Cancellations/forfeitures	(1,210)	(1,687)	(2,897)	11.21

Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years

Information related to the stock options vested or expected to vest as of September 27, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	15,288	.94	$3.00	15,288	$3.00
$3.01 - $4.00	16,600	1.83	3.66	16,600	3.66
$4.01 - $5.00	28,000	6.55	4.78	26,800	4.78
$5.01 - $10.00	69,900	5.79	7.48	65,500	7.46
$10.01 - $15.00	139,697	6.00	11.41	112,558	11.39

	269,485	5.46	$8.74	236,746	$8.47

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of September 27, 2014 was $29,987. There were 900 options exercised during the year ended September 27, 2014. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal year 2014 the Company had $80,829 of uncertain tax positions and for fiscal year 2013, the Company had no uncertain tax positions or unrecognized tax benefits.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. For the year ended September 27, 2014 the Company recorded $19,000 in interest and tax penalties, and for the year ended September 28, 2013, the Company had no interest or tax penalties.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized based in part upon historical experience.

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three level hierarchy is as follows:

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds in municipalities within the United States, certificates of deposit in U.S. banks, and money market funds held in a brokerage account.

Notes to Consolidated Financial Statements (continued)

The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.), or in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the fiscal years ended September 27, 2014 and September 28, 2013, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of September 27, 2014 and September 28, 2013, in accordance with the fair value hierarchy as defined above. As of September 27, 2014 and September 28, 2013, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 28, 2013

Debt and certificates of deposits:
Certificates of deposit	$1,247,384	—	$1,247,384

Total debt instruments	1,247,384	—	1,247,384

Mutual funds:
Money market funds	880,230	880,230	—

Total mutual funds	880,230	880,230	—

Total investments	$2,127,614	$880,230	$1,247,384

September 27, 2014

Debt and certificates of deposits:
Certificates of deposit	$1,416,890	—	$1,416,890

Total debt instruments	1,416,890	—	1,416,890

Mutual funds:
Money market funds	1,801,443	1,801,443	—

Total mutual funds	1,801,443	1,801,443	—

Total investments	$3,218,333	$1,801,443	$1,416,890

There were no assets or liabilities measured on a nonrecurring basis at September 27, 2014 and September 28, 2013.

Earnings per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. The exercise of outstanding stock options is not included if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Notes to Consolidated Financial Statements (continued)

Research and Development

Research and development costs are included in product development expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $2,729,276 and $2,729,473 in 2014 and 2013, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of sales and were $855,370 in FY 2013. There was no customer-sponsored research and development in FY 2014.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2014 and 2013 fiscal years ended on September 27, 2014 and September 28, 2013, respectively, and each included 52 weeks.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale.

Other comprehensive income (loss) is as follows, for the years ended:

	September 27, 2014	September 28, 2013
Change in net unrealized gain (loss) on available-for-sale securities	$(1,578)	$(12,062)

The component of accumulated other comprehensive income is as follows for the years ended:

	September 27, 2014	September 28, 2013
Net unrealized gain (loss) on available-for-sale securities	$(3,598)	$(2,020)

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

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2015 fiscal year and is consistent with our present practice.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014 the Financial Accounting Standards Board (FASB) updated U.S. Generally Accepted Accounting Principles (GAAP) to eliminate a critical gap in existing standards. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material impact on the accompanying financial statements.

(3)	Net Loss Per Share

Basic and diluted EPS were calculated as follows:

	September 27, 2014	September 28, 2013

Net loss	$(2,564,874)	$(714,129)

Weighted Average Shares Outstanding - Basic	1,838,866	1,838,716
Dilutive effect of stock options	—	—

Weighted Average Shares Outstanding - Diluted	1,838,866	1,838,716

Basic Net Loss Per Share	$(1.39)	$(0.39)
Diluted Net Loss Per Share	$(1.39)	$(0.39)

Outstanding potentially dilutive stock options, which were not included in the above calculations for the respective fiscal years because their effect would have been anti-dilutive, were as follows: 269,485 in fiscal year 2014 and 257,582 in fiscal year 2013.

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

Notes to Consolidated Financial Statements (continued)

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

As of September 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$1,801,443	$—	$—	$—	$1,801,443
Certificates of deposit	1,418,000	2,488	—	3,598	1,416,890

	$3,219,443	$2,488	$—	$3,598	$3,218,333

As of September 27, 2014, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$1,506,653	$17,963	$109,039	$1,415,577	$15,331	$1,430,908

As of September 28, 2013, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$880,230	$—	$—	$—	$880,230
Certificates of deposit	1,248,043	1,186	—	1,845	1,247,384

	$2,128,273	$1,186	$—	$1,845	$2,127,614

As of September 28, 2013, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$2,056,276	$24,087	$94,885	$1,985,478	$10,425	$1,995,903

The contractual maturities of available for sale investments as of September 27, 2014 were all due within fourteen months. The contractual maturities of held to maturity investments as of September 27, 2014 were as follows:

	Cost	Amortized Cost
Within 1 year	$336,678	$310,437
After 1 year through 5 years	1,169,975	1,105,140

	$1,506,653	$1,415,577

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	September 27, 2014	September 28, 2013

Cash and cash equivalents	$1,801,443	$880,230
Marketable securities	1,416,890	1,247,384

	$3,218,333	$2,127,614

Notes to Consolidated Financial Statements (continued)

(5)	Inventories

Inventories consist of the following:

	September 27, 2014	September 28, 2013

Finished goods	$8,014	$10,295
Work in process	1,126,365	1,110,169
Raw materials and supplies	1,586,934	1,498,140

Total inventories	$2,721,313	$2,618,604

(6)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 27, 2014	September 28, 2013	Estimated Useful Life

Engineering and manufacturing equipment	$2,074,488	$2,011,821	3-8 years
Demonstration equipment	832,056	781,790	3 years
Furniture and fixtures	1,014,602	962,743	3-8 years
Automobile	49,441	49,441	5 years
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,465,096	4,300,304

Less accumulated depreciation and amortization	(4,033,233)	(3,831,402)

Equipment and leasehold improvements, net	$431,863	$468,902

Depreciation expense was $201,831 and $199,114 for the fiscal years ended September 27, 2014 and September 28, 2013, respectively.

(7)	Other Current Liabilities

	September 27, 2014	September 28, 2013

Product warranty costs	$41,532	$28,639
Professional service fees	72,464	107,236
Annual report and investor relations fees	18,032	11,853
Customer support agreements and commissions	25,756	19,120

Total other current liabilities	$157,784	$166,848

(8)	Leases

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 27, 2014 and September 28, 2013 was $171,000.

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

The following table reflects changes in the Company’s accrued warranty account:

	September 27, 2014	September 28, 2013

Beginning balance	$28,639	$61,702
Plus: accruals related to new sales	27,928	22,207
Less: payments and adjustments to prior period accruals	(15,035)	(55,270)

Ending balance	$41,532	$28,639

(10)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	September 27, 2014	September 28, 2013
Current:
Federal	$94,660	$(304,307)
State	994	(218,114)

Total current taxes	95,654	(522,421)

Deferred:
Federal	590,943	(260,678)
State	303,516	(15,703)

Total deferred taxes	894,459	(276,381)

Total provision (benefit) for income taxes	$990,113	$(798,802)

The provision (benefit) for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to income before income taxes due to the following:

	September 27, 2014		September 28, 2013
	Amount	Percent	Amount	Percent

Tax benefit at U.S. statutory rate	$(535,419)	(34.0%)	$(514,397)	(34.0%)
State income tax provision, net of federal benefit	(36,235)	(2.3%)	(81,859)	(5.4%)
Federal tax credits	—	—	(71,799)	(4.8%)
State refund from prior years	—	—	(141,034)	(9.3%)
Change in state effective rate	39,616	2.5%	99,428	6.6%
Stock compensation	41,992	2.7%	42,562	2.8%
Prior year true-up	32,691	2.1%	(56,822)	(3.8%)
Uncertain tax positions	80,829	5.1%	—	—
Other	54,809	3.5%	2,752	.2%
Valuation allowance	1,311,830	83.3%	(77,633)	(5.1%)

Total provision (benefit) for income taxes	$990,113	62.9%	$(798,802)	(52.8%)

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 27,	September 28,
	2014	2013

Inventory differences	$1,067,748	$1,073,398
Net operating losses	682,031	44,315
Payroll-related accruals	44,715	54,777
Other	590,734	795,367

Total	2,385,228	1,967,857
Less: valuation allowance	(2,385,228)	(1,073,398)

Total	$—	$894,459

The Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision as a result of this allowance of $894,459. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2014 the change in the valuation allowance was $1,311,830 and related to the establishment of a full valuation allowance. During fiscal year 2013 the change in the valuation allowance was $(77,633) and related to the inventory differences.

The Company had previously determined that the tax benefit related to its obsolete inventory will not likely be realized, and therefore provided a full valuation allowance against the related deferred tax asset. It is the Company’s intention to maintain the related inventory items for the foreseeable future to support equipment in the field, and therefore cannot determine when the tax benefit, if any, will be realized.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2012 through 2013 and for state purposes 2010 through 2013 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $72,186 available through fiscal year 2033 and net operating loss carryforwards of $1,858,270 available through fiscal year 2034. In addition, the Company has Massachusetts research credits of $80,315 available through fiscal year 2027 and net operating loss carryforwards of $2,094,864 available through fiscal year 2034.

The below table details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at September 28, 2013	$—
Addition for tax positions of prior year year	80,829

Balance at September 27, 2014	$80,829

The increase in the Company’s total uncertain tax positions relates to research credits taken on a prior year state tax return.

Notes to Consolidated Financial Statements (continued)

(11)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2014 or 2013. The Company’s matching contributions were $81,936 and $85,630 in fiscal years 2014 and 2013, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there was $10,000 of bonuses accrued for executives at September 28, 2013 and there were no bonuses accrued at September 27, 2014. Bonus expense is included in selling, general and administrative expense.

(12)	Commitments and contingencies

The Company maintains a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. At September 27, 2014 the company was in violation of the agreements covenant to maintain a minimum level of tangible net worth. The bank has subsequently waived that requirement for the current year. The line is available to support new letters of credit issued by the Company, although any standby letters of credit are required to be secured with cash. There were no cash borrowings against the line during the fiscal years ended September 27, 2014 and September 28, 2013.

At September 27, 2014, the Company had three outstanding letters of credit in the amounts of $328,732, $16,363 and $3,600, which are secured by collateralized bank accounts totaling $348,695. At September 28, 2013, the Company had two outstanding letters of credit in the amounts of $17,883 and $14,903, which were secured by collateralized bank accounts totaling $32,786.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market accounts that, at times, may exceed federally insured limits. The Company holds marketable securities consisting of certificates of deposit and municipal bonds. The certificates of deposit are maintained in accounts that are within the federal insurance limits. The municipal bonds are considered investment grade but may be subject to the issuing entities’ default on interest or principal repayments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash, cash equivalents or marketable securities.

(13)	Major Customers and Export Sales

In fiscal year 2014, the Company had four customers representing 73% (29%, 17%, 14% and 13%) of total net sales and at September 27, 2014 had three customers representing 69% (38%, 19% and 12%) of accounts receivable. In fiscal year 2013, the Company had three customers representing 71% (29%, 27% and 15%) of total net sales and at September 28, 2013 had three customers representing 89% (32%, 29% and 28%) of accounts receivable.

A breakdown of net sales is as follows:

	September 27, 2014	September 28, 2013

Domestic	$4,574,733	$5,719,765
Foreign	1,563,842	529,884

Total Sales	$6,138,575	$6,249,649

Notes to Consolidated Financial Statements (continued)

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 27, 2014	September 28, 2013

North America (excluding the U.S.)	—	0.6%
Central and South America	15.7%	—
Mid-East and Africa	84.3%	99.4%
Far East	—	—

The Company sold products to three different countries during the year ended September 27, 2014 and five different countries during the year ended September 28, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 27, 2014	September 28, 2013

Saudi Arabia	73.8%	69.8%
Colombia	15.7%	—
Egypt	10.5%	28.1%
Other	—	2.1%

(14)	Shareholder Rights Plan

On August 7, 2014, the Board of Directors of the Company adopted a Stockholder Rights Plan to replace the company’s former plan, which had expired on August 5, 2014. The new plan is substantially similar to the former plan, and was not adopted in response to any specific takeover threat. In adopting the plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 18, 2014. Until the rights become exercisable, which occurs with certain exceptions when a person or affiliated group acquires 15% or more of TCC’s common stock, they will trade automatically with the common stock and separate rights certificates will not be issued. Each right, once exercisable, will entitle the holder (other than rights owned by the acquiring person or group) to buy one share of the common stock at a price of $25 per share, subject to certain adjustments. The rights can generally be redeemed by the Company at $.001 per right at any time prior to the close of business on the 10th business day after there has been a public announcement of the acquisition of beneficial ownership by any person or group of 15% or more of the company’s outstanding common stock, subject to certain exceptions. The rights will expire on August 6, 2024 unless earlier redeemed.

(15)	Subsequent Events

On October 30, 2014 the Company made an equity investment of $275,000 in PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented an 11% ownership stake in PulsedLight at the time of the investment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Technical Communications Corporation:

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary (the “Company”) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
December 22, 2014