Form 10-Q
period 2014-12-27
TECHNICAL COMMUNICATIONS CORP
filed 2015-02-10
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,921 shares of Common Stock, $0.10 par value, outstanding as of February 6, 2015.

INDEX

		Page
PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 27, 2014 (unaudited) and September 27, 2014 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months ended December 27, 2014 (unaudited) and December 28, 2013 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three months ended December 27, 2014 (unaudited) and December 28, 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three months ended December 27, 2014 (unaudited) and December 28, 2013 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 27, 2014	September 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,849,184	$3,210,237
Marketable securities
Available for sale securities	1,417,865	1,416,890
Held to maturity securities	412,082	310,437
Accounts receivable - trade, less allowance of $25,000 at December 27, 2014 and September 27, 2014	785,778	403,139
Inventories, net	3,086,515	2,721,313
Other current assets	153,186	210,379

Total current assets	7,704,610	8,272,395

Marketable securities - held to maturity	994,621	1,105,140

Equipment and leasehold improvements	4,465,096	4,465,096
Less: accumulated depreciation and amortization	(4,084,968)	(4,033,233)

Equipment and leasehold improvements, net	380,128	431,863

Investment in unconsolidated subsidiary	275,000	—

Total Assets	$9,354,359	$9,809,398

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$347,768	$173,553
Accrued liabilities:
Accrued compensation and related expenses	238,772	163,410
Customer deposits	161,647	169,943
Other current liabilities	150,751	157,784
Income taxes payable	75,877	76,859

Total current liabilities	974,815	741,549

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,921 shares issued and outstanding at December 27, 2014 and September 27, 2014	183,892	183,892
Additional paid-in capital	4,024,291	3,986,996
Accumulated other comprehensive loss	(1,617)	(3,598)
Retained earnings	4,172,978	4,900,559

Total stockholders’ equity	8,379,544	9,067,849

Total Liabilities and Stockholders’ Equity	$9,354,359	$9,809,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$883,146	$2,508,720
Cost of sales	271,031	788,860

Gross profit	612,115	1,719,860

Operating expenses:
Selling, general and administrative	756,026	707,118
Product development	589,565	761,885

Total operating expenses	1,345,591	1,469,003

Operating (loss) income	(733,476)	250,857

Other income:
Interest income	5,895	6,685

(Loss) income before provision for income taxes	(727,581)	257,542
Provision for income taxes	—	73,392

Net (loss) income	$(727,581)	$184,150

Net (loss) income per common share:
Basic	$(0.40)	$0.10
Diluted	$(0.40)	$0.10

Weighted average shares:
Basic	1,838,921	1,838,716
Diluted	1,838,921	1,868,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net (loss) income	$(727,581)	$184,150
Unrealized gain (loss) on available for sale securities, net of tax	1,981	(4,414)

Comprehensive (loss) income	$(725,600)	$179,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Operating Activities:
Net (loss) income	$(727,581)	$184,150

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	51,735	50,433
Stock-based compensation	37,295	38,274
Amortization of premium on held to maturity securities	9,880	16,669

Changes in certain operating assets and liabilities:
Accounts receivable	(382,639)	1,082,084
Inventories	(365,202)	404,570
Income taxes receivable	—	72,480
Other current assets	57,193	67,787
Customer deposits	(8,296)	(210,836)
Accounts payable and other accrued liabilities	241,562	(68,734)

Net cash (used in) provided by operating activities	(1,086,053)	1,632,463

Investing Activities:
Additions to equipment and leasehold improvements	—	(15,397)
Investment in unconsolidated subsidiary	(275,000)	—
Proceeds from maturities of marketable securities	—	498,000
Purchases of marketable securities	—	(996,000)

Net cash used in investing activities	(275,000)	(513,397)

Financing Activities:

Net cash used in financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(1,361,053)	1,119,066
Cash and cash equivalents at beginning of the period	3,210,237	2,810,923

Cash and cash equivalents at end of the period	$1,849,184	$3,929,989

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	982	942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2015.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 as filed with the SEC.

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of fiscal year 2015. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

NOTE 1. Summary of Significant Accounting Policies and Significant Judgments and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s investment in an unconsolidated subsidiary is accounted for on a cost basis.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, marketable securities, impairment of long-lived assets, income taxes, fair value of financial instruments and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC or there exists other acceptance criteria, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. We provide for a warranty reserve at the time the product revenue is recognized.

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from cost reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to date to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. There have been no government audits in recent years and the company believes the result of such audits, should they occur, will not have a material adverse effect on its financial position or results of operations. When current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire amount of the loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At December 27, 2014, the Company had restrictions on the use of cash which was used as collateral to secured three outstanding letters of credit totaling $348,695.

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and would result in a reduction to our net income. The allowance recorded for accounts receivable at December 27, 2014 and September 27, 2014 was $25,000.

Investments

The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale and or held to maturity. The available for sale investments are valued at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The Company’s held to maturity securities, comprised of investments in municipal bonds, are valued at amortized cost. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. During the fiscal year ended September 27, 2014, we recorded a full valuation allowance against our net deferred tax assets of approximately $2.4 million due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of December 27, 2014 and September 27, 2014 the Company had uncertain tax positions of $81,218 and $80,829, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds issued by municipalities within the United States, certificates of deposit in U.S. banks, and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.) or, in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended December 27, 2014 and the year ended September 27, 2014, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of December 27, 2014 and September 27, 2014, in accordance with the fair value hierarchy as defined above. As of December 27, 2014 and September 27, 2014, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 27, 2014

Certificates of deposits:
Certificates of deposit	$1,417,865	$—	$1,417,865

Total debt instruments	1,417,865	—	1,417,865

Mutual funds:
Money market funds	817,018	817,018	—

Total mutual funds	817,018	817,018	—

Total investments	$2,234,883	$817,018	$1,417,865

September 27, 2014

Debt and certificates of deposits:
Certificates of deposit	$1,416,890	—	$1,416,890

Total debt instruments	1,416,890	—	1,416,890

Mutual funds:
Money market funds	1,801,443	$1,801,443	—

Total mutual funds	1,801,443	1,801,443	—

Total investments	$3,218,333	$1,801,443	$1,416,890

There were no assets or liabilities measured on a nonrecurring basis at December 27, 2014 and September 27, 2014.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits recorded during the three month periods ended December 27, 2014 and December 28, 2013.

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

The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	December 27, 2014	December 28, 2013313
Option term	—	6.5 years
Risk-free interest rate	—	1.33%
Stock price volatility	—	65%
Dividend rate	—	—

There were no options granted during the three months ended December 27, 2014, and 200 options granted during the three months ended December 28, 2013. The weighted average grant date fair value for the options granted during the three months ended December 28, 2013 was $4.67.

The following table summarizes stock-based compensation costs included in the Company’s condensed consolidated income statements for the three month periods ended December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
	3 months	3 months
Cost of sales	$4,049	$4,080
Selling, general and administrative expenses	11,977	11,930
Product development expenses	21,269	22,264

Total share-based compensation expense before taxes	$37,295	$38,274

As of December 27, 2014 and September 27, 2014, there was $103,918 and $141,213, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 27, 2014, the weighted average period over which the compensation expense is expected to be recognized is 1.2 years.

The Company had the following stock option plans outstanding as of December 27, 2014: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate 750,000 shares authorized for issuance under these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

plans, of which options to purchase 269,485 shares were outstanding at December 27, 2014. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 27, 2014, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 19,723 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 55,603 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first three months of fiscal 2015:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life
Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years
Grants	—	—	—	—
Vested	(940)	940	—	10.29
Cancellations/forfeitures	—	—	—	—

Outstanding, December 27, 2014	31,799	237,686	269,485	$8.74	5.21 years

Information related to the stock options vested and expected to vest as of December 27, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	15,288	0.69	$3.00	15,288	$3.00
$3.01 - $4.00	16,600	1.58	$3.66	16,600	$3.66
$4.01 - $5.00	28,000	6.31	$4.78	26,800	$4.78
$5.01 - $10.00	69,900	5.54	$7.45	65,740	$7.45
$10.01 - $15.00	139,697	5.75	$11.41	113,258	$11.39

	269,485	5.21	$8.74	237,686	$8.48

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 27, 2014 and September 27, 2014 was $42,942 and $29,987, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2. Inventories

Inventories consisted of the following:

	December 27, 2014	September 27, 2014
Finished goods	$34,879	$8,014
Work in process	1,472,969	1,126,365
Raw materials	1,578,667	1,586,934

	$3,086,515	$2,721,313

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three months ended December 27, 2014 due to its uncertain realizability. During the second quarter of fiscal 2014, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

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

The below table details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at September 27, 2014	$80,829
Addition related to prior year positions	389

Balance at December 27, 2014	$81,218

The increase in the Company’s total uncertain tax positions relates to additional accrued interest and penalties for the period.

NOTE 4. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	December 27, 2014	December 28, 2013
	3 months	3 months
Net (loss) income	$(727,581)	$184,150

Weighted average shares outstanding - basic	1,838,921	1,838,716
Dilutive effect of stock options	—	29,752

Weighted average shares outstanding- diluted	1,838,921	1,868,468

Basic net (loss) income per share	$(0.40)	$0.10
Diluted net (loss) income per share	$(0.40)	$0.10

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 269,485 at December 27, 2014 and 166,794 at December 28, 2013.

NOTE 5. Major Customers and Export Sales

During the three months ended December 27, 2014, the Company had two customers that represented 72% (60% and 12%, respectively) of net sales. During the three months ended December 28, 2013, three customers represented 92% (70%, 12% and 10%, respectively) of net sales.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A breakdown of foreign and domestic net sales is as follows:

	December 27, 2014	December 28, 2013
	3 months	3 months
Domestic	$764,746	$2,262,754
Foreign	118,400	245,966

Total sales	$883,146	$2,508,720

The Company sold products into four foreign countries during the three months ended December 27, 2014 and one foreign country during the three months ended December 28, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	December 27, 2014	December 28, 2013
	3 months	3 months
Taiwan	64%	—
Colombia	—	100%
Egypt	30%	—
Other	6%	—

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	December 27, 2014	December 28, 2013
	3 months	3 months
North America (excluding the U.S.)	—	—
Central and South America	—	100%
Europe	—	—
Mid-East and Africa	36%	—
Far East	64%	—

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$817,018	$—	$—	$—	$817,018
Certificates of deposit	1,418,000	1,482	—	1,617	1,417,865

	$2,235,018	$1,482	$—	$1,617	$2,234,883

As of December 27, 2014, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$1,506,653	$20,949	$120,899	$1,406,703	$10,807	$1,417,510

As of September 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value
Money market funds	$1,801,443	$—	$—	$—	$1,801,443
Certificates of deposit	1,418,000	2,488	—	3,598	1,416,890

	$3,219,443	$2,488	$—	$3,598	$3,218,333

As of September 27, 2014, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$1,506,653	$17,963	$109,039	$1,415,577	$15,331	$1,430,908

The contractual maturities of available for sale investments as of December 27, 2014 were all due within eight months. The contractual maturities of held to maturity investments as of December 27, 2014 were as follows:

	Cost	Amortized Cost
Within 1 year	$447,305	$412,082
After 1 year through 5 years	1,059,348	994,621

	$1,506,653	$1,406,703

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	December 27, 2014	September 27, 2014
Cash and cash equivalents	$817,018	$1,801,443
Marketable securities	1,417,865	1,416,890

	$2,234,883	$3,218,333

NOTE 7 Investment in Unconsolidated Subsidiary

On October 30, 2014 the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represents an 11% ownership of PulsedLight, Inc. at the time of the investment and is accounted for utilizing the cost method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 27, 2014, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on
Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014 as filed with the SEC.

Results of Operations

Three Months ended December 27, 2014 as compared to Three Months ended December 28, 2013

Net Sales

Net sales for the quarter ended December 27, 2014 were $883,000, compared to $2,509,000 for the quarter ended December 28, 2013, a decrease of 65%. Sales for the first quarter of fiscal 2015 consisted of $765,000, or 87%, from domestic sources and $118,000, or 13%, from international customers as compared to the same period in fiscal 2014, during which sales consisted of $2,263,000, or 90%, from domestic sources and $246,000, or 10%, from international customers. The decrease in sales reflects the delay in receiving an expected major foreign contract.

Foreign sales consisted of shipments to four countries during the quarter ended December 27, 2014 and one country during the quarter ended December 28, 2013. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2015 and 2014:

	2015	2014
Taiwan	$76,000	—
Egypt	36,000	—
Colombia	—	$246,000
Other	6,000	—

	$118,000	$246,000

For the quarter ended December 27, 2014, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $529,000. The Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $79,000 during the quarter. We also sold our internet protocol encryptor to a customer in Taiwan amounting to $76,000.

For the quarter ended December 28, 2013, product sales revenue was derived primarily from the Company making additional shipments, amounting to $1,764,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $246,000. The Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions, and supplied customized cryptographic services and tools, for a domestic prime contractor supporting a government customer in North Africa amounting to $249,000 during the quarter. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $130,000 during the period.

Gross Profit

Gross profit for the first quarter of fiscal 2015 was $612,000, compared to gross profit of $1,720,000 for the same period of fiscal 2014. Gross profit expressed as a percentage of sales was 69% for the first quarters of each of fiscal 2015 and fiscal 2014. The 64% dollar value decrease in gross profit during the quarter ended December 27, 2014 was the result of the lower sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2015 were $756,000, compared to $707,000 for the same quarter in fiscal 2014. This increase of $49,000, or 7%, was attributable to an increase in selling and marketing expenses of $38,000 and an increase in general and administrative expenses of $11,000 during the three months ended December 27, 2014.

The increase in selling and marketing expenses for the three months ended December 27, 2014 was primarily attributable to an increase in engineering support of sales efforts of $28,000, as well as increases in outside consulting costs of $23,000, personnel related costs of $9,000 and product demonstration costs of $8,000 during the quarter. These increases were partially offset by decreases in bid and proposal efforts of $20,000, travel costs of $10,000 and outside sales and marketing agreements of $5,000 during the period.

The increase in general and administrative costs during the first quarter of 2015 was attributable to an increase in professional and other public company fees of $16,000 for the period, which was partially offset by a decrease in personnel-related costs of $7,000.

Product Development Costs

Product development costs for the quarter ended December 27, 2014 were $590,000, compared to $762,000 for the quarter ended December 28, 2013. This decrease of $172,000, or 23%, was attributable to decreases in outside contractor costs of $66,000, project material costs of $13,000, personnel-related costs of $19,000 and an increase in engineering support of sales and business development activities, which resulted in decreased product development costs of approximately $79,000.

Product development costs are charged to product development, billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; product development costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first quarters of fiscal 2015 and fiscal 2014.

Net Income

The Company generated a net loss of $728,000 for the first quarter of fiscal 2015, compared to net income of $184,000 for the same period of fiscal 2014. This increase in net loss is primarily attributable to a 65% decrease in sales volume, partially offset by a 8% decrease in operating expenses during the first quarter of fiscal 2015. During the quarter ended December 27, 2014, the Company did not record a tax provision as the effective tax rate for the 2015 fiscal year is expected to be 0%, the expected losses are not being benefited due to a full valuation allowance. The tax provision for the first quarter of fiscal 2014, of $73,000 was based on an expected effective tax rate of 28% for the 2014 fiscal year. During the second quarter of fiscal 2014, the Company recorded a full valuation allowance against its net deferred tax assets.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 27, 2014, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at December 27, 2014 totaled $4,674,000 compared with $6,043,000 at September 27, 2014. We continue to have no long-term debt and do not expect to incur any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of fiscal 2015. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to be lower for fiscal 2015 as compared to prior periods, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, however we can provide no assurances that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended:

	December 27,	December 28,
	2014	2013
	(Unaudited)	(Unaudited)
Net (loss) income	$(728,000)	$184,000
Changes not affecting cash	99,000	101,000
Changes in assets and liabilities	(457,000)	1,347,000

Cash (used in) provided by operating activities	(1,086,000)	1,632,000
Cash used in investing activities	(275,000)	(513,000)
Cash used in financing activities	—	—

Net change in cash and cash equivalents	(1,361,000)	1,119,000
Cash and cash equivalents - beginning of period	3,210,000	2,811,000

Cash and cash equivalents - end of period	$1,849,000	$3,930,000

Operating Activities

The Company generated approximately $2,718,000 less cash from operating activities in the first three months of fiscal 2015 compared to the same period in fiscal 2014. This decrease was primarily attributable to the net loss and increases in accounts receivable and inventories during the three month period ended December 27, 2014.

Investing Activities

Cash used in investing activities during the first three months of fiscal 2015 decreased by approximately $238,000 compared to the same period in fiscal 2014. This change is primarily attributable to fewer purchases of short-term investments in marketable securities, which was partially offset by the cash paid for the investment in the unconsolidated subsidiary during the first three months of 2015.

Financing Activities

There were no financing activities during the first three months of each of fiscal 2015 and 2014.

Debt Instruments and Related Covenants

The Company maintains a line of credit with Bank of America (the “Bank”) not to exceed the principal amount of $600,000. The line is supported by a financing promissory note. The loan is a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances. The loan is secured by all assets of the Company (excluding consumer goods) and requires the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants at each fiscal year end, with which the Company was in compliance at September 27, 2014. This line of credit is set to expire in February 2015 and the Company is looking at other debt financing arrangements. There were no cash borrowings against the line during the three months ended December 27, 2014 or the fiscal year ended September 27, 2014.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the three month periods ended December 27, 2014 and December 28, 2013 was $43,000.

Backlog

Backlog at December 27, 2014 and September 27, 2014 amounted to $3,999,000 and $402,000, respectively. The orders in backlog at December 27, 2014 are expected to ship over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 27, 2014 and September 27, 2014, the Company had three outstanding letters of credit in the amounts of $329,000, $16,000 and $4,000, which are secured by collateralized bank accounts totaling $349,000. These collateralized bank accounts represent cash which have restrictions on its use.

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

During the three months ended December 27, 2014 and December 28, 2013, the Company spent $590,000 and $762,000, respectively, on internal product development. During the first three months of 2015, the Company’s internal product development expenses were lower than the same period of fiscal 2014 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts.

During the remainder of fiscal 2015, the Company expects to continue to focus on three principal areas: development of solutions that meet the needs of original equipment manufacturers; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio.

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

Other than those stated above, there are no plans for significant internal product development during the remainder of fiscal 2015 and the Company does not anticipate any significant capital expenditures during the last nine months of the year.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This guidance was adopted by TCC during the quarter ended December 27, 2014 and did not have a material impact on the financial results of the company.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

ASU 2015-01, Income Statement—Extraordinary And Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation By Eliminating The Concept Of Extraordinary Items

In connection with the FASB’s efforts to simplify accounting standards, the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information included in financial statements. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2017 fiscal year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 10, 2015	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 10, 2015	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer