Form 10-Q
period 2015-03-28
TECHNICAL COMMUNICATIONS CORP
filed 2015-05-12
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,838,921 shares of Common Stock, $0.10 par value, outstanding as of May 8, 2015.

INDEX

		Page

PART I	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 28, 2015 (unaudited) and September 27, 2014 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months ended March 28, 2015 (unaudited) and March 29, 2014 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Six Months ended March 28, 2015 (unaudited) and March 29, 2014 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended March 28, 2015 (unaudited) and March 29, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 28, 2015 (unaudited) and March 29, 2014 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 28, 2015	September 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,604,033	$3,210,237
Marketable securities
Available for sale	1,022,034	1,416,890
Held to maturity	410,715	310,437
Accounts receivable - trade, less allowance of $25,000 at March 28, 2015 and September 27, 2014	1,860,326	403,139
Inventories, net	2,804,426	2,721,313
Other current assets	190,024	210,379

Total current assets	7,891,558	8,272,395

Marketable securities - held to maturity	881,079	1,105,140

Equipment and leasehold improvements	4,465,096	4,465,096
Less: accumulated depreciation and amortization	(4,135,361)	(4,033,233)

Equipment and leasehold improvements, net	329,735	431,863

Investment in unconsolidated subsidiary	275,000	—

Total Assets	$9,377,372	$9,809,398

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$297,948	$173,553
Accrued liabilities:
Accrued compensation and related expenses	193,531	163,410
Customer deposits	61,487	169,943
Other current liabilities	121,054	157,784
Income taxes payable	75,877	76,859

Total current liabilities	749,897	741,549

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,838,921 shares issued and outstanding at March 28, 2015 and September 27, 2014	183,892	183,892
Additional paid-in capital	4,061,302	3,986,996
Accumulated other comprehensive loss	(682)	(3,598)
Retained earnings	4,382,963	4,900,559

Total stockholders’ equity	8,627,475	9,067,849

Total Liabilities and Stockholders’ Equity	$9,377,372	$9,809,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$2,372,575	$1,293,478
Cost of sales	649,334	337,592

Gross profit	1,723,241	955,886

Operating expenses:
Selling, general and administrative	765,398	841,988
Product development	752,979	765,852

Total operating expenses	1,518,377	1,607,840

Operating income (loss)	204,864	(651,954)

Other income:
Interest income	5,121	6,491

Income (loss) before provision for income taxes	209,985	(645,463)

Provision for income taxes	—	821,066

Net income (loss)	$209,985	$(1,466,529)

Net income (loss) per common share:
Basic	$0.11	$(0.80)
Diluted	$0.11	$(0.80)

Weighted average shares:
Basic	1,838,921	1,838,907
Diluted	1,846,399	1,838,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014

Net sales	$3,255,721	$3,802,198
Cost of sales	920,365	1,126,452

Gross profit	2,335,356	2,675,746

Operating expenses:
Selling, general and administrative	1,521,424	1,549,106
Product development	1,342,544	1,527,737

Total operating expenses	2,863,968	3,076,843

Operating loss	(528,612)	(401,097)

Other income:
Interest income	11,016	13,176

Loss before provision for income taxes	(517,596)	(387,921)

Provision for income taxes	—	894,458

Net loss	$(517,596)	$(1,282,379)

Net loss per common share:
Basic	$(0.28)	$(0.70)
Diluted	$(0.28)	$(0.70)

Weighted average shares:
Basic	1,838,921	1,838,812
Diluted	1,838,921	1,838,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net income (loss)	$209,985	$(1,466,529)
Unrealized gain (loss) on available for sale securities, net of tax	935	(455)

Comprehensive income (loss)	$210,920	$(1,466,984)

	Six Months Ended
	March 28, 2015	March 29, 2014

Net loss	$(517,596)	$(1,282,379)
Unrealized gain (loss) on available for sale securities, net of tax	2,916	(4,869)

Comprehensive loss	$(514,680)	$(1,287,248)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014

Operating Activities:
Net loss	$(517,596)	$(1,282,379)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	102,128	101,897
Stock-based compensation	74,306	138,878
Deferred income taxes	—	894,459
Amortization of premium on held to maturity securities	24,555	32,924

Changes in certain operating assets and liabilities:
Accounts receivable	(1,457,187)	1,124,921
Inventories	(83,113)	489,604
Income taxes payable / receivable	(982)	(4,912)
Other current assets	20,355	(9,002)
Customer deposits	(108,456)	97,692
Accounts payable and other accrued liabilities	117,786	(210,666)

Net cash (used in) provided by operating activities	(1,828,204)	1,373,416

Investing Activities:
Additions to equipment and leasehold improvements	—	(106,536)
Investment in unconsolidated subsidiary	(275,000)	—
Proceeds from maturities of marketable securities	497,000	1,245,000
Purchases of marketable securities	—	(2,579,000)

Net cash provided by (used in) investing activities	222,000	(1,440,536)

Financing Activities:

Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	(1,606,204)	(67,120)

Cash and cash equivalents at beginning of the period	3,210,237	2,810,923

Cash and cash equivalents at end of the period	$1,604,033	$2,743,803

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	982	4,942

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

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™ - sometimes referred to as the Codification or ASC.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least March 2016. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if needed. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from cost reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to date to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency. Adjustments are recognized in the period made. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations. When current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire amount of the loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

A portion of the Company’s revenues are derived from arrangements that contain multiple deliverables. As a result, the Company separates and assigns value to each element in its multiple element arrangements following ASC 605-25 Revenue Recognition – Multiple Element Arrangements. This guidance establishes a hierarchy for determining the amount to allocate to each separable deliverable in an arrangement. For those deliverables that qualify as separate units of accounting, the Company must assign value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value if available, third-party evidence (“TPE”) of its value if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Management performs an analysis to determine the relative selling price of each unit of accounting. Management’s ESP is used for products. The Company determines ESP for the products using an internal price list matrix, which is used in practice, and recent sales.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At March 28, 2015, the Company had restrictions on the use of cash used as collateral to secured four outstanding letters of credit totaling $363,414.

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (including an adverse action or assessment by a regulator), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Inventory

We value our inventory at the lower of actual cost (based on first-in, first-out ) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant negative impact on the value of our inventory and would reduce our reported operating results.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and would result in a reduction to our net income. The allowance recorded for accounts receivable at each of March 28, 2015 and September 27, 2014 was $25,000.

Investments

The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale and or held to maturity. The available for sale investments, comprised of certificates of deposit and money market mutual funds, are valued at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The Company’s held to maturity securities, comprised of investments in municipal bonds, are valued at amortized cost. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

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

The Company also follows FASB ASC 740-10 relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of March 28, 2015 and September 27, 2014, the Company had uncertain tax positions of $81,602 and $81,218, respectively. The Company’s policy is to reflect the changes in uncertain tax positions in its selling, general and administrative expenses.

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds issued by municipalities within the United States. The Company’s available for sale securities are comprised of certificates of deposit in U.S. banks and money market funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.) or, in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended March 28, 2015 and the year ended September 27, 2014, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of March 28, 2015 and September 27, 2014, in accordance with the fair value hierarchy as defined above. As of March 28, 2015 and September 27, 2014, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 28, 2015

Certificates of deposits:
Certificates of deposit	$1,022,034	$—	$1,022,034

Total debt instruments	1,022,034	—	1,022,034

Mutual funds:
Money market funds	833,619	833,619	—

Total mutual funds	833,619	833,619	—

Total investments	$1,855,653	$833,619	$1,022,034

September 27, 2014

Debt and certificates of deposits:
Certificates of deposit	$1,416,890	$—	$1,416,890

Total debt instruments	1,416,890	—	1,416,890

Mutual funds:
Money market funds	1,801,443	1,801,443	—

Total mutual funds	1,801,443	1,801,443	—

Total investments	$3,218,333	$1,801,443	$1,416,890

There were no assets or liabilities measured on a nonrecurring basis at March 28, 2015 and September 27, 2014.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits recorded during the three and six month periods ended March 28, 2015 and March 29, 2014.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience, which forfeiture rate is not material to the calculation of share-based compensation.

The fair value of options at date of grant was estimated with the following assumptions:

Three and Six Months Ended
	March 28, 2015	March 29, 2014

Option term	—	6.5 years
Risk-free interest rate	—	1.33% to 1.53%
Stock price volatility	—	60% to 65%
Dividend rate	—	—

There were no options granted during the six months ended March 28, 2015, and 14,200 options granted during the six months ended March 29, 2014. The weighted average grant date fair value for the options granted during the six months ended March 29, 2014 was $4.53.

The following table summarizes stock-based compensation costs included in the Company’s condensed consolidated income statements for the three and six month periods ended March 28, 2015 and March 29, 2014:

	March 28, 2015		March 29, 2014
	3 months	6 months	3 months	6 months
Cost of sales	$3,801	$7,850	$4,079	$8,158
Selling, general and administrative expenses	11,965	23,942	75,360	87,290
Product development expenses	21,245	42,514	21,165	43,430

Total share-based compensation expense before taxes	$37,011	$74,306	$100,604	$138,878

As of March 28, 2015 and September 27, 2014, there was $66,338 and $141,213, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 28, 2015, the weighted average period over which the compensation expense is expected to be recognized is 1.1 years.

The Company had the following stock option plans outstanding as of March 28, 2015: the 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate 750,000 shares originally authorized for issuance under these plans, of which options to purchase

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

268,612 shares were outstanding at March 28, 2015. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 28, 2015, there were no shares available for new option grants under the 2001 Stock Option Plan, there were 19,723 shares available for grant under the 2005 Non-Statutory Stock Option Plan and there were 56,476 shares available for grant under the 2010 Equity Incentive Plan. As of May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and shares are no longer available for grant.

The following table summarizes stock option activity during the first six months of fiscal 2015:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years
Grants	—	—	—	—
Vested	(940)	940	—	10.29
Cancellations/forfeitures	—	—	—	—

Outstanding, December 27, 2014	31,799	237,686	269,485	$8.74	5.21 years
Grants	—	—	—	—
Vested	(600)	600	—	7.32
Cancellations/forfeitures	(175)	(698)	(873)	11.51

Outstanding, March 28, 2015	31,024	237,588	268,612	$8.73	4.96 years

Information related to the stock options vested and expected to vest as of March 28, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$ 2.01 - $ 3.00	15,288	0.45	$3.00	15,288	$3.00
$ 3.01 - $ 4.00	16,600	1.33	$3.66	16,600	$3.66
$ 4.01 - $ 5.00	28,000	6.06	$4.78	27,100	$4.78
$ 5.01 - $10.00	69,900	5.29	$7.45	66,040	$7.46
$10.01 - $15.00	138,824	5.50	$11.41	112,560	$11.39

	268,612	4.96	$8.73	237,588	$8.46

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 28, 2015 and September 27, 2014 was $24,157 and $29,987, respectively. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	March 28, 2015	September 27, 2014
Finished goods	$17,110	$8,014
Work in process	1,045,894	1,126,365
Raw materials	1,741,422	1,586,934

	$2,804,426	$2,721,313

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six months ended March 28, 2015 due to its uncertain realizability. During the second quarter of fiscal 2014, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

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

The below table details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at September 27, 2014	$80,829
Addition related to prior year positions	773

Balance at March 28, 2015	$81,602

The increase in the Company’s total uncertain tax positions relates to additional accrued interest and penalties for the period.

NOTE 4.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	March 28, 2015		March 29, 2014
	3 months	6 months	3 months	6 months

Net income (loss)	$209,985	$(517,596)	$(1,466,529)	$(1,282,379)

Weighted average shares outstanding - basic	1,838,921	1,838,921	1,838,907	1,838,812
Dilutive effect of stock options	7,478	—	—	—

Weighted average shares outstanding - diluted	1,846,399	1,838,921	1,838,907	1,838,812

Basic net income (loss) per share	$0.11	$(0.28)	$(0.80)	$(0.70)
Diluted net income (loss) per share	$0.11	$(0.28)	$(0.80)	$(0.70)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 268,612 at March 28, 2015 and 268,185 at March 29, 2014.

NOTE 5.	Major Customers and Export Sales

During the three months ended March 28, 2015, the Company had two customers that represented 94% (76% and 18%) of net sales as compared to the three months ended March 29, 2014, during which one customer represented 70% of net sales. During the six months ended March 28, 2015, the Company had three customers that represented 87% (57%, 17% and 13%, respectively) of net sales as compared to the six month period ended March 29, 2014, during which three customers represented 81% (46%, 24% and 11%, respectively) of net sales.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A breakdown of foreign and domestic net sales is as follows:

	March 28, 2015		March 29, 2014
	3 months	6 months	3 months	6 months

Domestic	$515,842	$1,280,588	$1,262,434	$3,525,188
Foreign	1,856,733	1,975,133	31,044	277,010

Total sales	$2,372,575	$3,255,721	$1,293,478	$3,802,198

The Company sold products into two countries during the three month period ended March 28, 2015 and one country during the three month period ended March 29, 2014. The Company sold products into five countries during the six month period ended March 28, 2015 and two countries during the six month period ended March 29, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	March 28, 2015		March 29, 2014
	3 months	6 months	3 months	6 months
Egypt	97%	93%	—	—
Colombia	—	—	—	89%
Saudi Arabia	—	—	100%	11%
Other	3%	7%	—	—

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 28, 2015		March 29, 2014
	3 months	6 months	3 months	6 months
North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	—	89%
Europe	—	—	—	—
Mid-East and Africa	97%	94%	100%	11%
Far East	3%	6%	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of March 28, 2015, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$833,619	$—	$—	$—	$833,619
Certificates of deposit	1,021,000	1,716	—	682	1,022,034

	$1,854,619	$1,716	$—	$682	$1,855,653

As of March 28, 2015, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,392,147	$16,886	$117,239	$1,291,794	$10,495	$1,302,289

As of September 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds	$1,801,443	$—	$—	$—	$1,801,443
Certificates of deposit	1,418,000	2,488	—	3,598	1,416,890

	$3,219,443	$2,488	$—	$3,598	$3,218,333

As of September 27, 2014, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,506,653	$17,963	$109,039	$1,415,577	$15,331	$1,430,908

The contractual maturities of available for sale investments as of March 28, 2015 were all due within five months. The contractual maturities of held to maturity investments as of March 28, 2015 were as follows:

	Cost	Amortized Cost
Within 1 year	$447,162	$410,700
After 1 year through 5 years	944,985	881,094

	$1,392,147	$1,291,794

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	March 28, 2015	September 27, 2014

Cash and cash equivalents	$833,619	$1,801,443
Marketable securities	1,022,034	1,416,890

	$1,855,653	$3,218,333

NOTE 7	Investment in Unconsolidated Subsidiary

On October 30, 2014 the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented an 11% ownership stake in PulsedLight, Inc. at the time of the investment and is accounted for utilizing the cost method of accounting.

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

Overview

The Company designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract, or made as a sub-contractor to domestic corporations under contract with the U.S. government. We also sell these products to commercial entities and U.S. government agencies. We generate additional revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.

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

Results of Operations

Three Months ended March 28, 2015 as compared to Three Months ended March 29, 2014

Net Sales

Net sales for the quarter ended March 28, 2015 were $2,373,000, compared to $1,293,000 for the quarter ended March 29, 2014, an increase of 83%. Sales for the second quarter of fiscal 2015 consisted of $516,000, or 22%, from domestic sources and $1,857,000, or 78%, from international customers as compared to the same period in fiscal 2014, during which sales consisted of $1,262,000, or 98%, from domestic sources and $31,000, or 2%, from international customers. The increase in sales reflects receiving an expected major foreign contract in the previous quarter.

Foreign sales consisted of shipments to two countries during the quarter ended March 28, 2015 and one country during the quarter ended March 29, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2015 and 2014:

	2015	2014

Egypt	$1,808,000	—
Saudi Arabia	—	$31,000
Other	49,000	—

	$1,857,000	$31,000

For the three months ended March 28, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $1,808,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000.

For the three months ended March 29, 2014, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $908,000. The Company also made shipments of our narrowband radio encryptors, and supplied customized cryptographic services and tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $144,000 during the quarter. We also had royalty sales to a domestic radio manufacturer of $105,000.

Gross Profit

Gross profit for the second quarter of fiscal 2015 was $1,723,000, compared to gross profit of $956,000 for the same period of fiscal 2014. Gross profit expressed as a percentage of sales was 73% for the second quarter of fiscal 2015 as compared to 74% in fiscal 2014. The 80% dollar value increase in gross profit during the quarter ended March 28, 2015 was the result of higher sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2015 were $765,000, compared to $842,000 for the same quarter in fiscal 2014. This decrease of $77,000, or 9%, was attributable to decreases in general and administrative expenses of $65,000 and selling and marketing expenses of $12,000 during the three months ended March 28, 2015.

The decrease in general and administrative costs during the second quarter of 2015 was primarily attributable to a decrease in employee stock compensation expense of $63,000 for the period.

The decrease in selling and marketing expenses for the three months ended March 28, 2015 was primarily attributable to a decrease in engineering support of sales efforts of $25,000, as well as decreases in marketing efforts of $24,000, bid and proposal efforts of $16,000, outside consulting costs of $12,000, travel costs of $5,000 and product demonstration costs of $11,000 during the quarter. These decreases were offset by increases in product evaluation costs of $65,000 and outside sales and marketing agreements of $19,000 during the period.

Product Development Costs

Product development costs for the quarter ended March 28, 2015 were $753,000, compared to $766,000 for the quarter ended March 29, 2014. This decrease of $13,000, or 2%, was attributable to decreases in project material costs of $11,000, personnel-related costs of $6,000 and an increase in engineering support of sales and business development activities, which resulted in decreased product development costs of approximately $45,000. These decreases were partially offset by an increase in outside contractor costs of $51,000 for the quarter.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the second quarters of fiscal 2015 and fiscal 2014.

Net Income

The Company generated net income of $210,000 for the second quarter of fiscal 2015, compared to a net loss of $1,467,000 for the same period of fiscal 2014. This increase in income is primarily attributable to an 83% increase in sales volume and a 6% decrease in operating expenses during the second quarter of fiscal 2015. During the quarter ended March 28, 2015, the Company did not record a tax provision as the effective tax rate for the Company’s 2015 fiscal year is expected to be 0%, the expected losses are not being benefited due to a full valuation allowance. During the three months ended March 29, 2014, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision for the three month period ended March 29, 2014 of $821,000.

Six Months ended March 28, 2015 as compared to Six Months ended March 29, 2014

Net Sales

Net sales for the six months ended March 28, 2015 were $3,256,000, compared to $3,802,000 for the six months ended March 29, 2014, a decrease of 14%. Sales for the first six months of fiscal 2015 consisted of $1,281,000, or 39%, from domestic sources and $1,975,000, or 61%, from international customers as compared to the same period in fiscal 2014, during which sales consisted of $3,525,000, or 93%, from domestic sources and $277,000, or 7%, from international customers.

Foreign sales consisted of shipments to five countries during the six months ended March 28, 2015 and two countries during the six months ended March 29, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2015 and 2014:

	2015	2014

Egypt	$1,844,000	$—
Taiwan	76,000	—
Colombia	—	245,000
Saudi Arabia	2,000	32,000
Other	53,000	—

	$1,975,000	$277,000

For the six months ended March 28, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $1,808,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $546,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $116,000 during the period. We also sold our internet protocol encryptor to a customer in Taiwan amounting to $76,000.

For the six months ended March 29, 2014, product sales revenue was derived from the Company making additional shipments, amounting to $1,764,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. The Company also made shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $908,000, and shipments of our narrowband radio encryptors, while supplying customized cryptographic services and tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $408,000, during the period. In addition, we sold our secure telephone, fax, and data encryptors to a foreign customer amounting to $246,000. The Company also made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $220,000 during the period. We also had royalty sales of $120,000 during the six months ended March 29, 2014 to a domestic radio manufacturer.

Gross Profit

Gross profit for the first six months of fiscal 2015 was $2,335,000, compared to gross profit of $2,676,000 for the same period of fiscal 2014. Gross profit expressed as a percentage of sales was 72% for the first six months of fiscal 2015 as compared to 70% for the first six months of fiscal 2014, due to slightly better margin sales in fiscal 2015. The 13% dollar value decrease in gross profit during the six months ended March 28, 2015 was the result of lower sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2015 were $1,521,000, compared to $1,549,000 for the same period in fiscal 2014. This decrease of $28,000, or 2%, was attributable to decreases in general and administrative expenses of $54,000 offset by an increase in selling and marketing expenses of $26,000 during the six months ended March 28, 2015.

The decrease in general and administrative costs during the first six months of 2015 was primarily attributable to a decrease in employee stock compensation expense of $63,000 and employee bonuses of $10,000 for the period. These decreases were partially offset by an increase in professional and other public company fees of $22,000.

The increase in selling and marketing expenses for the six months ended March 28, 2015 was primarily attributable to increases in product evaluation costs of $69,000, outside sales and marketing agreements of $38,000, personnel-related costs of $12,000 and outside consulting costs of $11,000 during the period. These increases were partially offset by decreases in bid and proposal efforts of $36,000, third party commissions of $31,000 and marketing efforts of $30,000 during the period.

Product Development Costs

Product development costs for the six months ended March 28, 2015 were $1,343,000, compared to $1,528,000 for the six months ended March 29, 2014. This decrease of $185,000, or 12%, was attributable to decreases in personnel-related costs of $25,000, project material costs of $24,000, and outside contractor costs of $14,000, and an increase in engineering support of sales and business development activities, which resulted in decreased product development costs of approximately $125,000 for the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no billable engineering services revenue generated during the first six months of fiscal 2015 and fiscal 2014.

Net Loss

The Company generated a net loss of $518,000 for the first six months of fiscal 2015, compared to a net loss of $1,282,000 for the same period of fiscal 2014. This decrease in net loss is primarily attributable to the tax provision recorded during the first six months of fiscal 2014, which did not occur in fiscal 2015. During the six months ended March 28, 2015, the Company was not required to and did not record a tax provision as the effective tax rate for the 2015 fiscal year is expected to be 0%, because the expected losses are not being benefited due to a full valuation allowance. During the three months ended March 29, 2014, the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision for the six month period ended March 29, 2014 of $894,000.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 28, 2015, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at March 28, 2015 totaled $3,918,000 compared with $6,043,000 at September 27, 2014. We continue to have no long-term debt and do not expect to incur any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through March 2016. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to be lower for fiscal 2015 as compared to prior periods, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if needed. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can provide no assurances that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended:

	March 28,	March 29,
	2015	2014
	(Unaudited)	(Unaudited)

Net loss	$(518,000)	$(1,282,000)
Changes not affecting cash	201,000	1,168,000
Changes in assets and liabilities	(1,511,000)	1,487,000

Cash (used in) provided by operating activities	(1,828,000)	1,373,000
Cash provided by (used in) investing activities	222,000	(1,440,000)
Cash used in financing activities	—	—

Net change in cash and cash equivalents	(1,606,000)	(67,000)
Cash and cash equivalents - beginning of period	3,210,000	2,811,000

Cash and cash equivalents - end of period	$1,604,000	$2,744,000

Operating Activities

The Company generated approximately $3,201,000 less cash from operating activities in the first six months of fiscal 2015 compared to the same period in fiscal 2014. This decrease was primarily attributable to the increases in accounts receivable and inventories during the six month period ended March 28, 2015.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2015 increased by approximately $1,662,000 compared to the same period in fiscal 2014. This change is primarily attributable to fewer purchases of short-term investments in marketable securities, which was partially offset by the cash paid for the Company’s investment in an unconsolidated subsidiary during the first six months of 2015.

Financing Activities

There were no financing activities during the first six months of either fiscal 2015 or 2014.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the six month periods ended March 28, 2015 and March 29, 2014 was $85,000.

Backlog

Backlog at March 28, 2015 and September 27, 2014 amounted to $1,815,000 and $402,000, respectively. The orders in backlog at March 28, 2015 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 28, 2015 the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000, which are secured by collateralized bank accounts totaling $363,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the six months ended March 28, 2015 and March 29, 2014, the Company spent $1,343,000 and $1,528,000, respectively, on internal product development. During the first six months of 2015, the Company’s product development expenses were lower than the same period of fiscal 2014 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts.

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

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This guidance was adopted by TCC during the six months ended March 28, 2015 and did not have a material impact on the financial results of the Company.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606)

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance and is still considering whether it will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2019 fiscal year.

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

In connection with the FASB’s efforts to simplify accounting standards, the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information included in financial statements. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have any effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2017 fiscal year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 12, 2015	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 12, 2015	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer