Form 10-Q
period 2015-06-27
TECHNICAL COMMUNICATIONS CORP
filed 2015-08-11
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of August 7, 2015.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 27, 2015	September 27, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,636,492	$2,861,542
Restricted cash	363,358	348,695
Marketable securities
Available for sale	274,153	1,416,890
Held to maturity	307,481	310,437
Accounts receivable - trade, less allowance of $25,000 at June 27, 2015 and September 27, 2014	1,525,484	403,139
Inventories, net	2,451,425	2,721,313
Other current assets	221,372	210,379

Total current assets	7,779,765	8,272,395

Marketable securities - held to maturity	874,774	1,105,140

Equipment and leasehold improvements	4,454,386	4,465,096
Less: accumulated depreciation and amortization	(4,175,072)	(4,033,233)

Equipment and leasehold improvements, net	279,314	431,863

Cost method investment	275,000	—

Total Assets	$9,208,853	$9,809,398

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$238,807	$173,553
Accrued liabilities:
Accrued compensation and related expenses	257,000	163,410
Customer deposits	11,724	169,943
Other current liabilities	132,277	157,784
Income taxes payable	41,252	76,859

Total current liabilities	681,060	741,549

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 and 1,838,921 shares issued and outstanding at June 27, 2015 and September 27, 2014, respectively	183,988	183,892
Additional paid-in capital	4,095,040	3,986,996
Accumulated other comprehensive loss	(178)	(3,598)
Retained earnings	4,248,943	4,900,559

Total stockholders’ equity	8,527,793	9,067,849

Total Liabilities and Stockholders’ Equity	$9,208,853	$9,809,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014

Net sales	$1,755,724	$777,862
Cost of sales	606,757	312,367

Gross profit	1,148,967	465,495

Operating expenses:
Selling, general and administrative	758,620	775,705
Product development	562,943	584,893

Total operating expenses	1,321,563	1,360,598

Operating loss	(172,596)	(895,103)

Other income:
Interest income	3,951	7,313

Loss before provision for (benefit from) income taxes	(168,645)	(887,790)

Provision for (benefit from) income taxes	(34,625)	95,655

Net loss	$(134,020)	$(983,445)

Net loss per common share:
Basic	$(0.07)	$(0.54)
Diluted	$(0.07)	$(0.54)

Weighted average shares:
Basic	1,839,520	1,838,921
Diluted	1,839,520	1,838,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 27, 2015	June 28, 2014

Net sales	$5,011,445	$4,580,060
Cost of sales	1,527,122	1,438,819

Gross profit	3,484,323	3,141,241

Operating expenses:
Selling, general and administrative	2,280,044	2,324,811
Product development	1,905,487	2,112,630

Total operating expenses	4,185,531	4,437,441

Operating loss	(701,208)	(1,296,200)

Other income:
Interest income	14,967	20,489

Loss before provision for (benefit from) income taxes	(686,241)	(1,275,711)

Provision for (benefit from) income taxes	(34,625)	990,113

Net loss	$(651,616)	$(2,265,824)

Net loss per common share:
Basic	$(0.35)	$(1.23)
Diluted	$(0.35)	$(1.23)

Weighted average shares:
Basic	1,839,121	1,838,848
Diluted	1,839,121	1,838,848

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	June 27, 2015	June 28, 2014

Net loss	$(134,020)	$(983,445)
Unrealized gain on available for sale securities, net of tax	504	1,943

Comprehensive loss	$(133,516)	$(981,502)

	Nine Months Ended
	June 27, 2015	June 28, 2014

Net loss	$(651,616)	$(2,265,824)
Unrealized gain (loss) on available for sale securities, net of tax	3,420	(2,926)

Comprehensive loss	$(648,196)	$(2,268,750)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 27, 2015	June 28, 2014

Operating Activities:
Net loss	$(651,616)	$(2,265,824)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	150,826	147,706
Stock-based compensation	109,862	175,936
Deferred income taxes	—	894,459
Amortization of premium on held to maturity securities	35,070	47,378

Changes in certain operating assets and liabilities:
Accounts receivable	(1,122,345)	1,226,890
Inventories	269,888	88,913
Income taxes payable / receivable	(35,607)	90,744
Other current assets	(10,993)	(2,506)
Customer deposits	(158,219)	(245,413)
Deferred revenue	—	732,615
Accounts payable and other accrued liabilities	133,338	(19,134)

Net cash (used in) provided by operating activities	(1,279,796)	871,764

Investing Activities:
Additions to equipment and leasehold improvements	—	(159,852)
Increase in restricted cash	(14,663)	—
Cost method investment	(275,000)	—
Proceeds from maturities of marketable securities	1,344,409	2,072,000
Purchases of marketable securities	—	(2,579,000)

Net cash provided by (used in) investing activities	1,054,746	(666,852)

Financing Activities:

Net cash used in financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(225,050)	204,912

Cash and cash equivalents at beginning of the period	2,861,542	2,810,923

Cash and cash equivalents at end of the period	$2,636,492	$3,015,835

Supplemental Disclosures:

Interest paid	$—	$—
Income taxes paid	982	4,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation (the “Company” or “TCC”) and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending October 3, 2015.

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least June 2016. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if necessary. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

NOTE 1.	Summary of Significant Accounting Policies and Significant Judgments and Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. We provide for a warranty reserve at the time the product revenue is recognized.

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

A portion of the Company’s revenues are derived from arrangements that contain multiple deliverables. As a result, the Company separates and assigns value to each element in its multiple element arrangements following ASC 605-25, Revenue Recognition – Multiple Element Arrangements. This guidance establishes a hierarchy for determining the amount to allocate to each separable deliverable in an arrangement. For those deliverables that qualify as separate units of accounting, the Company must assign value based on each deliverable’s vendor-specific objective evidence (“VSOE”) of value if available, third-party evidence (“TPE”) of its value if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Arrangement consideration is then allocated to all deliverables using the relative selling price method. Management performs an analysis to determine the relative selling price of each unit of accounting. Management’s ESP is used for TCC’s products. The Company determines ESP for the products using an internal price list matrix, which is used in practice, and recent sales.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to product development costs, billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; product development costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of costs associated with personnel, outside contractor and engineering services, supplies and materials.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds and money market funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At June 27, 2015, the Company had restrictions on the use of cash used as collateral to secure four outstanding letters of credit totaling $363,000. Certain accounts in the September 27, 2014 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the June 27, 2015 consolidated financial statements.

Long-lived Assets

The Company’s long-lived assets include equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (including an adverse action or assessment by a regulator), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset.

Inventories

We value our inventory at the lower of actual cost (based on first-in, first-out) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. Due to the custom and specific nature of certain of our products, demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase in excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence, any of which could result in an increase in the amount of obsolete inventory quantities on hand.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. The allowance recorded for accounts receivable at each of June 27, 2015 and September 27, 2014 was $25,000.

Investments

The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale or held to maturity. The available for sale investments, comprised of certificates of deposit, money market funds and mutual funds, are valued at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. The Company’s held to maturity securities, comprised of investments in municipal bonds, are valued at amortized cost. The purchase discount or premium is amortized to income or expense, respectively, over the life of the securities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounting for Income Taxes

The preparation of our unaudited consolidated financial statements requires us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as deferred revenue, reserves on accounts receivable and inventory, as well as depreciation differences for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

The Company also follows FASB ASC 740-10 relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of June 27, 2015 and September 27, 2014, the Company had uncertain tax positions of $45,631 and $80,829, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds issued by municipalities within the United States. The Company’s available for sale securities are comprised of certificates of deposit in U.S. banks, money market funds and mutual funds held in a brokerage account. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.) or, in the case of mutual funds, at their closing net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended June 27, 2015 and the year ended September 27, 2014, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the financial instruments carried at fair value as of June 27, 2015 and September 27, 2014, in accordance with the fair value hierarchy as defined above. As of June 27, 2015 and September 27, 2014, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 27, 2015

Certificates of deposits:
Certificates of deposit	$274,153	$—	$274,153

Total debt instruments	274,153	—	274,153

Mutual funds:
Money market and mutual funds	994,843	994,843	—

Total mutual funds	994,843	994,843	—

Total investments	$1,268,996	$994,843	$1,268,996

September 27, 2014

Certificates of deposits:
Certificates of deposit	$1,416,890	$—	$1,416,890

Total debt instruments	1,416,890	—	1,416,890

Mutual funds:
Money market and mutual funds	1,801,443	1,801,443	—

Total mutual funds	1,801,443	1,801,443	—

Total investments	$3,218,333	$1,801,443	$1,416,890

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

There were no assets or liabilities measured on a nonrecurring basis at June 27, 2015 and September 27, 2014.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three and nine month periods ended June 27, 2015 and June 28, 2014.

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

The fair value of options at date of grant was estimated with the following assumptions:

	Three and Nine Months Ended
	June 27, 2015	June 28, 2014

Option term	6.5 years	6.5 years
Risk-free interest rate	1.8%	1.33% to 1.53%
Stock price volatility	57%	60% to 65%
Dividend rate	—	—

There were 14,000 options granted during the nine months ended June 27, 2015, and 14,200 options granted during the nine months ended June 28, 2014. The weighted average grant date fair value for the options granted during the nine month periods ended June 27, 2015 and June 28, 2014 was $2.27 and $4.53, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and nine month periods ended June 27, 2015 and June 28, 2014:

	June 27, 2015		June 28, 2014
	3 months	9 months	3 months	9 months
Cost of sales	$3,812	$11,424	$4,079	$12,238
Selling, general and administrative expenses	12,880	36,822	11,968	99,258
Product development expenses	18,864	61,378	21,011	64,440

Total share-based compensation expense before taxes	$35,556	$109,624	$37,058	$175,936

As of June 27, 2015 and September 27, 2014, there was $59,248 and $141,213, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 27, 2015, the weighted average period over which the compensation expense is expected to be recognized is 3.3 years.

The Company had stock options outstanding under the following stock option plans as of June 27, 2015: the 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were options to purchase an aggregate 264,547 shares outstanding under such plans at June 27, 2015. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of June 27, 2015, there were no shares available for new option grants under the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan; there were 51,253 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and shares were no longer available for grant under such plan.

The following table summarizes stock option activity during the first nine months of fiscal 2015:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years
Grants	—	—	—	—
Vested	(940)	940	—	10.29
Cancellations/forfeitures	—	—	—	—

Outstanding, December 27, 2014	31,799	237,686	269,485	$8.74	5.21 years
Grants	—	—	—	—
Vested	(600)	600	—	7.32
Cancellations/forfeitures	(175)	(698)	(873)	11.51

Outstanding, March 28, 2015	31,024	237,588	268,612	$8.73	4.96 years
Grants	14,000	—	14,000	4.05
Vested	(1,000)	1,000	—	8.28
Exercises		(5,288)	(5,288)	3.00
Cancellations/forfeitures	(1,755)	(11,022)	(12,777)	9.88

Outstanding, June 27, 2015	42,269	222,278	264,547	$8.54	5.09 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 27, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01 - $3.00	10,000	0.38	$3.00	10,000	$3.00
$3.01 - $4.00	16,600	1.08	$3.66	16,600	$3.66
$4.01 - $5.00	42,000	7.16	$4.54	27,100	$4.78
$5.01 - $10.00	65,900	5.16	$7.52	62,740	$7.54
$10.01 - $15.00	130,047	5.26	$11.40	105,838	$11.38

	264,547	5.09	$8.54	222,278	$8.54

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 27, 2015 and September 27, 2014 was $9,876 and $29,987, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	June 27, 2015	September 27, 2014
Finished goods	$21,508	$8,014
Work in process	619,927	1,126,365
Raw materials	1,809,990	1,586,934

	$2,451,425	$2,721,313

NOTE 3.	Income Taxes

During the three months ended June 27, 2015 the Company recorded a tax benefit of $36,312, as a result of expiring statutes of limitations related to uncertain tax positions. The Company did not, however, record an income tax benefit related to its net loss for the nine months ended June 27, 2015 due to its uncertain realizability. During the second quarter of fiscal 2014, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it cannot currently predict the realization of these assets.

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

The below table details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at September 27, 2014	$80,829
Addition related to prior year positions	1,114
Reduction in uncertain tax positions, arising from lapses in statutes of limitation	(36,312)

Balance at June 27, 2015	$45,631

The increase in the Company’s total uncertain tax positions relates to additional accrued interest and penalties for the period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Loss Per Share

Basic and diluted loss per share were calculated as follows:

	June 27, 2015		June 28, 2014
	3 months	9 months	3 months	9 months

Net loss	$(134,020)	$(651,616)	$(983,445)	$(2,265,824)

Weighted average shares outstanding - basic	1,839,520	1,839,121	1,838,921	1,838,848
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding - diluted	1,839,520	1,839,121	1,838,921	1,838,848

Basic net loss per share	$(0.07)	$(0.35)	$(0.54)	$(1.23)
Diluted net loss per share	$(0.07)	$(0.35)	$(0.54)	$(1.23)

Outstanding potentially dilutive stock options, which were not included in the earnings per share calculations because their inclusion would have been anti-dilutive, were 264,547 at June 27, 2015 and 268,185 at June 28, 2014.

NOTE 5.	Major Customers and Export Sales

During the three months ended June 27, 2015, the Company had one customer that represented 82% of net sales as compared to the three months ended June 28, 2014, during which two customers represented 96% (54% and 42%, respectively) of net sales. During the nine months ended June 27, 2015, the Company had two customers that represented 78% (65% and 13%, respectively) of net sales as compared to the nine months ended June 28, 2014, during which three customers represented 78% (39%, 20% and 19%, respectively) of net sales.

A breakdown of foreign and domestic net sales is as follows:

	June 27, 2015		June 28, 2014
	3 months	9 months	3 months	9 months

Domestic	$150,030	$1,430,618	$455,025	$3,980,213
Foreign	1,605,694	3,580,827	322,837	599,847

Total sales	$1,755,724	$5,011,445	$777,862	$4,580,060

The Company sold products into four countries during the three month period ended June 27, 2015 and one country during the three month period ended June 28, 2014. The Company sold products into six countries during the nine month period ended June 27, 2015 and two countries during the nine month period ended June 28, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 27, 2015		June 28, 2014
	3 months	9 months	3 months	9 months
Egypt	93%	93%	—	—
Colombia	—	—	—	41%
Saudi Arabia	5%	2%	100%	59%
Other	2%	5%	—	—

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 27, 2015		June 28, 2014
	3 months	9 months	3 months	9 months
North America (excluding the U.S.)	—	—	—	—
Central and South America	—	—	—	41%
Europe	—	—	—	—
Mid-East and Africa	97%	95%	100%	59%
Far East	3%	5%	—	—

NOTE 6.	Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash equivalents are invested in money market funds and mutual funds. Money market mutual funds held in a brokerage account are considered available for sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale or held to maturity. Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income. During fiscal year 2013, the Company determined it would hold its investment in municipal bonds until maturity and subsequently reclassified these securities from available for sale to held to maturity. These securities are now carried at amortized cost.

As of June 27, 2015, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds and mutual funds	$994,843	$—	$—	$—	$994,843
Certificates of deposit	274,001	330	—	178	274,153

	$1,268,844	$330	$—	$178	$1,268,996

As of June 27, 2015, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$1,281,668	$17,790	$117,202	$1,182,255	$8,019	$1,190,274

As of September 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market funds and mutual funds	$1,801,443	$—	$—	$—	$1,801,443
Certificates of deposit	1,418,000	2,488	—	3,598	1,416,890

	$3,219,443	$2,488	$—	$3,598	$3,218,333

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 27, 2014, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$1,506,653	$17,963	$109,039	$1,415,577	$15,331	$1,430,908

The contractual maturities of available for sale investments as of June 27, 2015 were all due within two months. The contractual maturities of held to maturity investments as of June 27, 2015 were as follows:

	Cost	Amortized Cost
Within 1 year	$336,683	$305,504
After 1 year through 5 years	944,985	876,752

	$1,281,668	$1,182,256

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	June 27, 2015	September 27, 2014

Cash and cash equivalents	$994,843	$1,801,443
Marketable securities	274,153	1,416,890

	$1,268,996	$3,218,333

NOTE 7	Cost Method Investment

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 27, 2014, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014 as filed with the SEC.

Results of Operations

Three Months ended June 27, 2015 as compared to Three Months ended June 28, 2014

Net Sales

Net sales for the quarter ended June 27, 2015 were $1,756,000, compared to $778,000 for the quarter ended June 28, 2014, an increase of 126%. Sales for the third quarter of fiscal 2015 consisted of $150,000, or 9%, from domestic sources and $1,606,000, or 91%, from international customers as compared to the same period in fiscal 2014, during which sales consisted of $455,000, or 58%, from domestic sources and $323,000, or 42%, from international customers. The increase in sales during the third quarter of fiscal 2015 reflects deliveries made under a major foreign contract received in the first quarter of the year.

Foreign sales consisted of shipments to four countries during the quarter ended June 27, 2015 and one country during the quarter ended June 28, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2015 and 2014:

	2015	2014

Egypt	$1,486,000	—
Saudi Arabia	77,000	$323,000
Other	43,000	—

	$1,606,000	$323,000

For the three months ended June 27, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $1,441,000. We also sold our narrowband radio encryptors to a domestic contractor for deployment into Afghanistan amounting to $92,000 and our internet protocol encryptor to customers both domestically and internationally amounting to $144,000 during the quarter.

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

Gross Profit

Gross profit for the third quarter of fiscal 2015 was $1,149,000, compared to gross profit of $465,000 for the same period of fiscal 2014. Gross profit expressed as a percentage of sales was 65% for the third quarter of fiscal 2015 as compared to 60% for the same period in fiscal 2014, which increase was due to better margin sales in fiscal 2015. The 147% dollar value increase in gross profit during the quarter ended June 27, 2015 was the result of higher sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2015 were $759,000, compared to $776,000 for the same quarter in fiscal 2014. This decrease of $17,000, or 2%, was attributable to decreases in general and administrative expenses of $2,000 and selling and marketing expenses of $15,000 during the three months ended June 27, 2015.

The decrease in selling and marketing expenses for the three months ended June 27, 2015 was primarily attributable to decreases in outside sales commissions of $65,000, customer support costs of $43,000 and marketing development efforts of $25,000. This decrease was offset by increases in outside consulting costs of $34,000, product evaluation costs of $22,000, bid and proposal efforts of $22,000, travel costs of $18,000, outside sales and marketing agreements of $12,000, and an increase in personnel-related costs of $5,000 during the period.

Product Development Costs

Product development costs for the quarter ended June 27, 2015 were $563,000, compared to $585,000 for the quarter ended June 28, 2014. This decrease of $22,000, or 4%, was attributable to decreases in project material costs of $15,000 and personnel-related costs of $18,000, partially offset by a decrease in engineering support of sales and business development activities, which resulted in an increased product development costs of approximately $10,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $6,000 of billable engineering services revenue generated during the third quarter of fiscal 2015 and none in the third quarter of fiscal 2014.

Net Loss

The Company incurred a net loss of $134,000 for the third quarter of fiscal 2015, compared to a net loss of $983,000 for the same period of fiscal 2014. This decrease in net loss is primarily attributable to a 126% increase in sales volume and a 3% decrease in operating expenses during the third quarter of fiscal 2015. During the three months ended June 27, 2015 the Company recorded a tax benefit of $36,312, as a result of expiring statutes of limitations related to uncertain tax positions. The Company did not, however, record an income tax benefit related to its net loss for the three months ended June 27, 2015 due to its uncertain realizability. During the three months ended June 28, 2014, the Company recorded an income tax provision of $96,000 to recognize certain discrete items.

Nine Months ended June 27, 2015 as compared to Nine Months ended June 28, 2014

Net Sales

Net sales for the nine months ended June 27, 2015 were $5,011,000, compared to $4,580,000 for the nine months ended June 28, 2014, an increase of 9%. Sales for the first nine months of fiscal 2015 consisted of $1,430,000, or 29%, from domestic sources and $3,581,000, or 71%, from international customers as compared to the same period in fiscal 2014, during which sales consisted of $3,980,000, or 87%, from domestic sources and $600,000, or 13%, from international customers.

Foreign sales consisted of shipments to six countries during the nine months ended June 27, 2015 and two countries during the nine months ended June 28, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2015 and 2014:

	2015	2014

Egypt	$3,330,000	$—
Taiwan	113,000	—
Saudi Arabia	79,000	355,000
Colombia	—	245,000
Other	59,000	—

	$3,581,000	$600,000

For the nine months ended June 27, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $3,249,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $639,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $116,000 during the period. We also sold our internet protocol encryptor to two international customers amounting to $190,000 and to a domestic customer in the amount of $30,000.

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

Gross Profit

Gross profit for the first nine months of fiscal 2015 was $3,484,000, compared to gross profit of $3,141,000 for the same period of fiscal 2014. Gross profit expressed as a percentage of sales was 70% for the first nine months of fiscal 2015 as compared to 69% for the first nine months of fiscal 2014, which increase was due to slightly better margin sales in fiscal 2015. The 11% dollar value increase in gross profit during the nine months ended June 27, 2015 was the result of a higher sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2015 were $2,280,000, compared to $2,325,000 for the same period in fiscal 2014. This decrease of $45,000, or 2%, was attributable to decreases in general and administrative expenses of $56,000, offset by an increase in selling and marketing expenses of $11,000 during the nine months ended June 27, 2015.

The decrease in general and administrative costs during the first nine months of 2015 was primarily attributable to a decrease in employee stock compensation expense of $63,000 and employee bonuses of $10,000 for the period. These decreases were offset by increases in personnel-related costs of $10,000 and director and other public company fees of $7,000.

The increase in selling and marketing expenses for the nine months ended June 27, 2015 was primarily attributable to increases in product evaluation costs of $91,000, outside sales and marketing agreements of $50,000, outside consulting costs of $45,000, engineering support services of $43,000, personnel-related costs of $17,000 and an increase in travel costs of $5,000 during the period. These increases were offset by decreases in outside sales commissions of $95,000, customer support costs of $35,000, marketing development efforts of $54,000 and bid and proposal efforts of $38,000.

Product Development Costs

Product development costs for the nine months ended June 27, 2015 were $1,905,000, compared to $2,113,000 for the nine months ended June 28, 2014. This decrease of $208,000, or 10%, was attributable to decreases in personnel-related costs of $43,000, project material costs of $39,000, and outside contractor costs of $10,000, and an increase in engineering support of sales and business development activities, which resulted in decreased product development costs of approximately $115,000 for the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $6,000 of billable engineering services revenue generated during the first nine months of fiscal 2015 and none during the first nine months of fiscal 2014.

Net Loss

The Company incurred a net loss of $652,000 for the first nine months of fiscal 2015, compared to a net loss of $2,266,000 for the same period of fiscal 2014. This decrease in net loss is primarily attributable to a 9% increase in sales volume and a 6% decrease in operating expenses during the first nine months of fiscal 2015. In addition, there was a tax provision recorded during the first nine months of fiscal 2014 amounting to $990,000, which did not occur in fiscal 2015. During the nine months ended June 27, 2015 the Company recorded a tax benefit of $36,312, as a result of expiring statutes of limitations related to uncertain tax positions. The Company did not, however, record an income tax benefit related to its net loss for the nine months ended June 27, 2015 due to its uncertain realizability.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 27, 2015, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at June 27, 2015 totaled $4,093,000 compared with $6,043,000 at September 27, 2014. We continue to have no long-term debt and do not expect to incur any significant indebtedness in the near future. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through June 2016. We also believe that, in the long term, an anticipated improvement of business prospects, billable activities and cash from operations will be sufficient to fund the Company’s planned investment in product development, although we can give no assurances. Although expected to be lower for fiscal 2015 as compared to prior periods, any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if necessary. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can provide no assurances that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended:

	June 27,	June 28,
	2015	2014
	(Unaudited)	(Unaudited)

Net loss	$(652,000)	$(2,266,000)
Changes not affecting cash	296,000	1,266,000
Changes in assets and liabilities	(924,000)	1,872,000

Cash (used in) provided by operating activities	(1,280,000)	872,000
Cash provided by (used in) investing activities	1,055,000	(667,000)
Cash used in financing activities	—	—

Net change in cash and cash equivalents	(225,000)	205,000
Cash and cash equivalents - beginning of period	2,862,000	2,811,000

Cash and cash equivalents - end of period	$2,636,000	$3,016,000

Operating Activities

The Company generated approximately $2,152,000 less cash from operating activities in the first nine months of fiscal 2015 compared to the same period in fiscal 2014. This decrease was primarily attributable to the increase in accounts receivable during the nine month period ended June 27, 2015.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2015 increased by approximately $1,722,000 compared to the same period in fiscal 2014. This change is primarily attributable to fewer purchases of short-term investments in marketable securities, which was partially offset by the cash paid for the Company’s cost method investment during the first nine months of 2015.

Financing Activities

There were no financing activities during the first nine months of either fiscal 2015 or 2014.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 27, 2015 and June 28, 2014 was $128,000.

Backlog

Backlog at June 27, 2015 and September 27, 2014 amounted to $1,482,000 and $402,000, respectively. The orders in backlog at June 27, 2015 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 27, 2015 the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000, which are secured by collateralized bank accounts totaling $363,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the nine months ended June 27, 2015 and June 28, 2014, the Company spent $1,905,000 and $2,113,000, respectively, on internal product development. During the first nine months of 2015, the Company’s product development expenses were lower than the same period of fiscal 2014 but in line with the Company’s planned commitment to research and development, and reflected the costs of product testing and production readiness efforts.

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

Other than those stated above, there are no plans for significant internal product development or material capital expenditures during the remainder of fiscal 2015.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This guidance was adopted by TCC during the nine months ended June 27, 2015 and did not have a material impact on the financial results of the Company.

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

In connection with the FASB’s efforts to simplify accounting standards, in January 2015 the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information included in financial statements. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have any effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2017 fiscal year.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable for us beginning in the first quarter of fiscal 2018. The adoption of this standard is not expected to have a material impact on our financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, however such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 11, 2015	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

August 11, 2015	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer