Form 10-K
period 2015-10-03
TECHNICAL COMMUNICATIONS CORP
filed 2015-12-18
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Based on the closing price as of March 28, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,960,744.

The number of shares of the registrant’s common stock, par value $ 0.10 per share, outstanding as of December 11, 2015 was 1,839,877.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2016 Annual Meeting of Shareholders to be held February 8, 2016 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended October 3, 2015

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Forward-Looking Statements.” As used in this annual report on Form 10-K, references to “Technical Communications Corp,” the “Company,” “TCC,” “we,” “our” or “us,” unless the context otherwise requires, refer to Technical Communications Corporation and our subsidiaries. All trademarks or trade names referred to in this report are the property of their respective owners.

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

Providing secure communications systems and services for government and military markets worldwide remains a principal focus for TCC, as the Company believes continued concerns over security will sustain demand for increased protection of both voice and data networks. Our focus in the government market also now includes law enforcement special operations customers. Additionally, we see increased interest for secure communications in the corporate industrial sector. The Company is pursuing selected, evolutionary upgrades and product derivatives of our government/military products both to provide entry into these new markets and meet new requirements of our existing customers. We believe the ability of TCC to custom-tailor cryptographic functions and control systems to satisfy unique customer requirements will meet a growing demand as customers become more sophisticated in defining their communications security needs.

2015 Highlights and Recent Events

In fiscal 2015, TCC received and delivered on a significant foreign contract for $3.3 million from the Government of Egypt for DSD 72A-SP military bulk encryption systems, training and support. The Company also received several foreign and domestic contracts amounting to $1 million for its DSP 9000 radio encryption product family and services. Engineering services, including technology royalties, and network encryption product sales and services contributed $1.5 million to revenue in fiscal 2015. In fiscal 2015, TCC received $1,000,000 in contracts for such engineering services. Delivery under these contracts began in fiscal 2015 and is expected to be completed in fiscal 2016.

Revenues in fiscal 2015 were $5,942,000 with a net loss of $(1,822,000) or $(0.99) per share. The fiscal 2015 results reflect the shipment of the large contract for network encryption products and services for use by the Government of Egypt, along with strong sales for radio applications during the year. TCC’s backlog at the end of the 2015 fiscal year was $717,000, compared to $402,000 at the end of fiscal 2014.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2015, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established government systems product line, as well as new market opportunities for network encryption. Highlights are as follows:

•	In fiscal 2015, the Company delivered on several contracts received in fiscal 2015 from Datron Worldwide Communications, Inc., a radio communications manufacturer, as part of an original equipment manufacturer (“OEM”) relationship for its DSP 9000 radio encryption equipment for deployment into Afghanistan and other countries. TCC provided a radio encryption card designed to be embedded in Datron radios, a DSP 9000 radio encryption handset sold with Datron radios, and other interoperable secure radio equipment.

•	As noted above, in the first quarter of fiscal 2015 the Company received a $3.3 million order for its DSD 72A-SP bulk encryption systems from the Government of Egypt. The Company expects follow-on sales as this customer continues to upgrade its network and require new systems and services for additional communications security applications.

•	TCC’s DLE 7050 link encryptor continues to provide incremental revenue from established customers. In the first quarter of fiscal 2015 TCC received a $432,000 contract for the DLE 7050 for deployment into Saudi Arabia.

•	TCC provided engineering services to customize TCC products, as well as develop technology for customer-specific security applications. TCC also delivered customized product training services during the year.

In the first quarter of fiscal 2016, TCC announced its next-generation CipherTalk® secure mobile phone, which provides military-grade encrypted and stealthy voice and text communications. The solution is based on a hardened Android™ platform, which combines user functionality with maximum-level security features, differentiating it from several competitors. The target audience for the CipherTalk is governments and corporations that need to protect highly sensitive mobile phone communications. TCC believes the CipherTalk positions the Company to meet growing demand for high-end secure mobile voice and text communications globally.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead times and fluctuating market conditions. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2015, TCC began to closely monitor and reduce operating expenses as appropriate, while strategically continuing to invest in business development efforts, develope strategic relationships and expand our sales channel network.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2015:

•	Development to enhance the ability of TCC’s Cipher X® 7211 IP encryption system to integrate a broad range of custom and national algorithms without requiring modifications to hardware. The Company plans to continue this development effort with the DSD 72B-SP fiber optic network encryption family in fiscal 2016. TCC believes custom algorithm integration is a competitive differentiator for the Company in foreign markets.

•	Development of additional features in KEYNET IP Manager, the management system for the Company’s Cipher X 7211 IP encryption system, to improve management system redundancy.

•	Custom engineering services for commercial and government applications.

•	Production readiness of TCC products and custom solutions.

Escalating turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism and other political unrest increases the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions can cause unpredictable and erratic delays in the processing of procurements, delivery of products and receipt of payments. The combined effects present a situation that challenges both our sales capture teams and our production capabilities. The Company believes these market conditions will provide opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for existing and new products and offering such products to current customers.

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and generated more than 80% of the Company’s revenue during its 2015 and 2014 fiscal years. These products, such as the DSD 72A-SP military bulk encryptor, CSD 3324 SE telephone/fax encryptor, and DSP 9000 radio encryptor, have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near term future revenues.

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

Offering CipherTalk® secure mobile phone communications since 2005, the Company in fiscal 2016 introduced its next-generation CipherTalk secure mobile IP-based phone. The market for high-end secure wireless mobile phones is competitive and product demand continues to develop modestly.

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

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project.

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

The Company’s DSP 9000 Radio Security family of products offers strategic-level security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, the Company believes these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and manpack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and implant board configurations are available options. All versions interoperate with TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor for cross-network secure voice conferencing. The DSP 9000 base station model also interoperates with the Company’s CSD 3324 SE secure telephone system to enable “office-to-field” communications.

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

The Company’s CSD 3324 SP telephone and fax system provides integrated secure voice and fax security in a telephone package designed for government and corporate applications. The CSD 3324 SPV secure telephone secures voice communications over the public switched telephone network and interoperates with the CSD 3324 SP system. TCC’s CSD 3324 SPF fax encryptor attaches to fax machines to secure fax transmissions and is also compatible with the CSD 3324 SP.

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

The CipherTalk 8500 secure mobile phone is designed to provide military-grade encrypted voice and text communications anywhere in the world over GSM and Wi-Fi networks. Introduced in fiscal 2016, the CipherTalk 8500 IP-based secure wireless phone is built on a hardened AndroidTM smartphone platform for security and ease of use.

Network Security Systems

TCC offers network encryption systems with KEYNET centralized key and device management for IP, SONET/SDH and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. During 2014 the Company introduced KEYNET Lite, a version of KEYNET for small networks. The Company supports the industry standard Advanced Encryption Standard (“AES”) 256-bit cryptographic algorithm and can integrate customer-specific national algorithms to meet customer-specific needs. All of TCC’s encryption systems are designed to seamlessly overlay onto existing networks without requiring infrastructure changes. Network performance impact is negligible and we believe the systems are easy to deploy, monitor and manage. Additionally, the Cipher X family offers scalable performance to higher speeds without changing hardware. This minimizes the entry cost of deploying a security solution and provides a cost-effective path to meet evolving business needs. Upgrades are licensed and made available on-demand via the KEYNET management system. All performance levels interoperate and are designed to have identical functionality.

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

Our Cipher X 7100 Frame Relay Encryption with KEYNET key and device management secures data transmitted over frame relay networks at up to 2 megabits per second. Encryption based on both the older Triple DES standard and AES 256-bit algorithm are available and the same KEYNET system manages both system types. This product was designed to enable customers with Triple DES systems to evolve their network to the latest AES 256-bit standard.

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Motorola Solutions, Inc., General Dynamics Corporation, Omnisec AG, Cisco Systems, Inc., Certes Networks, Inc., Gemalto N.V., Harris Corporation and Silent Circle, Inc.

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

Sales and Backlog

In fiscal 2015, the Company had three customers representing 81% of total net sales. These sales consisted of shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt representing 55% of sales and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 13% of sales. We also had sales of our engineering services representing 8% of sales. In fiscal 2014, the Company had four customers representing 73% of total net sales. These sales consisted of sales of upgrade kits to our 72A-SP bulk encryptors to the US Army Communications and Electronics Command (“CECOM”) for deployment in Egypt representing 29% of sales, our radio encryptors to a radio manufacturer for deployment in Afghanistan representing 17% of sales, our narrowband radio encryptors and the supply of customized cryptographic services, tools and training to a domestic prime contractor supporting a government customer in North Africa representing 14% of sales, and our CipherX 7211 IP encryptors to a customer in the Middle East representing 13% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer’s firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of October 3, 2015 and September 27, 2014 was approximately $717,000 and $402,000, respectively.

The Company expects that sales to a relatively small number of customers will continue to account for a high percentage of the Company’s revenues for the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company’s financial condition and results of operations.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2015 were, and historically have been, immaterial. In 2003 the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

Technological Expertise

TCC’s technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. Management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company’s patents are material to the conduct of its business. Eight patents have been issued to the Company. The Company also has a number of registered and unregistered trademarks for various products, none of which are material to the conduct of TCC’s business.

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

During the fiscal years ended October 3, 2015 and September 27, 2014, the Company spent $2,300,000 and $2,729,000, respectively, on internal product development. The Company also spent $223,000 on billable development efforts during fiscal 2015. In fiscal 2015, the Company’s total product development costs were 8% lower than fiscal 2014 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses in fiscal 2016 will be approximately 15-20% lower than fiscal 2015 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2015:

•	Development to enhance the ability of TCC’s Cipher X 7211 IP encryption system to integrate a broad range of custom and national algorithms without requiring modifications to hardware. The Company plans to continue this development effort with the DSD 72B-SP fiber optic network encryption family in fiscal 2016. TCC believes custom algorithm integration is a competitive differentiator for the Company in foreign markets.

•	Development of additional features in KEYNET IP Manager, the management system for the Company’s Cipher X 7211 IP encryption system, to improve management system redundancy.

•	Custom engineering services for commercial and government applications.

•	Production readiness of TCC products and custom solutions.

Development of a CipherTalk 8500 asset management tool is planned for fiscal 2016 to facilitate the ability for customers to manage their own CipherTalk network.

Foreign Operations

The Company’s results of operations are dependent upon its foreign sales, including domestic sales shipped to foreign end-users. Although foreign sales were more profitable than domestic sales during fiscal years 2015 and 2014 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2015 and 2014, sales directly to international customers accounted for approximately 63.1% and 25.5%, respectively, of our net sales. During those periods a significant portion of domestic sales (13% and 17%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. During fiscal year 2013, we initiated shipments of products delivered to the Government of Egypt under a contract with the U.S. Army. These shipments continued into fiscal 2015 and 2014, representing 1% and 29%, respectively, of sales. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of October 3, 2015, the Company employed 28 full-time employees and two part-time employees, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended October 3, 2015 and subsequent quarterly reports filed with the SEC.

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

Once our products are in use, any product failure, including software or hardware failure, which causes a breach of security with respect to our customer’s confidential communications could have a material adverse effect on TCC. There is no guarantee of product performance or that our products are adequate to protect against all security breaches. While we attempt to mitigate such risks by maintaining insurance and including warranty disclaimers and liability limitation clauses in our arrangements with customers, such mitigation measures may not protect us against liability in all instances. If our products failed for any reason, our clients could experience data loss, financial loss, personal and property losses, harm to reputation, and significant business interruption. Such events may expose us to substantial liability, increased regulation and/or penalties, as well as loss of customer business and a diminished reputation. Any product liability claims and related litigation would likely be time-consuming and expensive, may not be adequately covered by insurance, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2015 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2014. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of October 3, 2015.

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

As of December 11, 2015, we employed 28 full-time and two part-time employees as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended October 3, 2015 and September 27, 2014 was $171,000.

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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	10/3/2015	$2.40	$3.71
	6/27/2015	3.38	4.49
	3/28/2015	4.00	5.00
	12/28/2014	3.71	6.51

	9/27/2014	$3.66	$6.43
	6/28/2014	4.19	6.64
	3/29/2014	6.40	8.50
	12/27/2013	6.49	9.97

Holders

As of December 11, 2015, there were approximately 75 record holders of our Common Stock. We believe there are approximately 900 beneficial holders of our stock.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan, the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, and the Technical Communications Corporation 2001 Stock Option Plan as of the fiscal year ended October 3, 2015. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended October 3, 2015, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	142,381	(1)	$10.34	59,019

Equity compensation plans not approved by stockholders	112,600	(2)	$6.16	—

Total	254,981		$8.49	59,019

(1)	Of the 142,381 options outstanding as of October 3, 2015, 125,021 were exercisable as of such date at an average exercise price of $11.16 per share.
(2)	Of the 112,600 options outstanding as of October 3, 2015, 111,900 were exercisable as of such date at an average exercise price of $6.12 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2015 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2015 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended October 3, 2015 and the “Risk Factors” section included herein.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory reserves, receivable reserves, impairment of long-lived assets, income taxes, fair value and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include those listed below. For a more detailed discussion, see Note 2 in the Notes to Consolidated Financial Statements included herewith.

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped Freight on Board (“FOB”) shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. We provide for a warranty reserve at the time the product revenue is recognized.

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

Inventory

The Company values its inventory at the lower of actual cost (based on first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $3.0 million as of October 3, 2015 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years and it is not anticipated that we will be subject to foreign taxes in the near future.

Stock-Based Compensation

We measure compensation expense for all stock-based payments based on the grant date fair value. We expense stock-based compensation over the employee’s requisite service period, generally the vesting period of the award.

The choice of a valuation technique to determine fair value, and the approach utilized to develop the underlying assumptions for that technique, involve significant judgments. These judgments reflect management’s assessment of the most accurate method of valuing the stock options we issue, based on our historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information. Our judgments could change over time as additional information becomes available to us, or the facts underlying our assumptions change. Any change in our judgments could have a material effect on our financial statements. We believe that our estimates incorporate all relevant information available at the time made and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Results of Operations

Year ended October 3, 2015 as compared to year ended September 27, 2014

Net Sales

Net sales for the years ended October 3, 2015 and September 27, 2014 were $5,942,000 and $6,139,000, respectively, a decrease of $197,000 or 3%. Sales for fiscal 2015 consisted of $2,192,000, or 37%, from domestic sources and $3,750,000, or 63%, from international customers as compared to fiscal 2014, in which sales consisted of $4,575,000, or 75%, from domestic sources and $1,564,000, or 25%, from international customers.

Foreign sales consisted of shipments to six different countries during the year ended October 3, 2015 and three different countries during the year ended September 27, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2015	2014

Saudi Arabia	$101,000	$1,155,000
Egypt	3,477,000	164,000
Colombia	—	245,000
Other	172,000	—

	$3,750,000	$1,564,000

For the year ended October 3, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $3,249,000, as well as an add-on order by the customer for spare parts amounting to $147,000. Shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounted to $744,000 and we recorded revenue under two new engineering services contracts amounting to $555,000 during the period. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $116,000. We also sold our internet protocol encryptor to two international customers amounting to $190,000 and to a domestic customer in the amount of $30,000 during our 2015 fiscal year.

For the year ended September 27, 2014, product sales revenue was derived from the Company making additional shipments, amounting to $1,788,000, to the U.S. Army Communications and Electronics Command to upgrade the DSD 72A-SP military bulk encryption system currently in use by the Government of Egypt. The Company made shipments of our narrowband radio encryptors, and supplied customized cryptographic services, tools and training, for a domestic prime contractor supporting a government customer in North Africa amounting to $1,280,000 and also made shipments of our narrowband radio encryptors to a U.S. radio manufacturer for deployment into Afghanistan amounting to $1,044,000 during the year. We also sold our Cipher X 7211 IP encryptor to a customer in the Middle East amounting to $800,000. Sales during 2014 of our data link encryptor for deployment into Saudi Arabia amounted to $323,000, and sales of our secure telephone, fax, and data encryptors to a foreign customer amounted to $245,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic customer supporting a government customer in North Africa amounting to $220,000 during the period. Royalty sales to a domestic radio manufacturer amounted to $128,000 during the year ended September 27, 2014.

Gross Profit

Gross profit for fiscal year 2015 was $3,365,000, a decrease of $740,000 from gross profit of $4,105,000 for fiscal year 2014. Gross profit expressed as a percentage of sales was 57% in fiscal year 2015 compared to 67% in the prior year. This decrease is primarily the result of a write-down of inventory associated with older slow moving products during the fourth quarter of fiscal 2015.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2015 were $2,940,000, compared to $2,980,000 for fiscal 2014. This decrease of $40,000 was attributable to a decrease in general and administrative expenses of $77,000 offset by an increase in selling and marketing expenses of $37,000 during the 2015 fiscal year.

The decrease in general and administrative costs for the year ended October 3, 2015 was attributable to decreases in personnel-related costs of $31,000, bad debt recovery of $25,000, directors fees and expenses of $8,000, quality certification expenses of $8,000 and travel costs of $6,000. These decreases were offset by increases in director and other public company fees of $7,000 for the period.

The increase in selling and marketing expenses for the year ended October 3, 2015 was primarily attributable to increases in product evaluation costs of $88,000, outside sales and marketing agreements of $60,000, outside consulting costs of $38,000, personnel-related costs of $19,000, product demonstration costs of $14,000 and engineering support services of $9,000. These increases were offset by decreases in outside sales commissions of $78,000, marketing development efforts of $68,000, bid and proposal efforts of $24,000 and travel costs of $16,000 during the period.

Product Development Costs

Product development costs for fiscal years 2015 and 2014 were $2,300,000 and $2,729,000, respectively. This decrease of $429,000, or 16%, was attributable to decreases in personnel-related costs of $95,000, project material costs of $44,000, and outside contractor costs of $27,000, and an increase in engineering support of sales and business development activities, which resulted in decreased product development costs of approximately $68,000 for the 2015 fiscal year. During the year there were also two new billable engineering services contracts, which decreased product development costs by $223,000.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $555,000 of billable engineering services revenue generated during fiscal 2015 and no such revenue generated during fiscal 2014.

Net Loss

The Company generated a net loss of $1,822,000 for fiscal 2015, as compared to a net loss of $2,565,000 for fiscal 2014. This $743,000, or 29%, decrease in net loss is primarily attributable to a decrease in the income tax provision of $1,025,000 during fiscal 2015. During the year ended September 27, 2014, the Company established a valuation allowance against deferred tax assets of $894,000, which is included in the income tax provision for the year ended September 27, 2014. This compares to an income tax benefit of $35,000 during fiscal 2015. During fiscal year 2015 the operating loss increased by $270,000 as a result of decreased gross profit of $740,000, which was partially offset by a decrease in operating expenses of $469,000. Contributing to the decrease in gross profits was the write-down of old slow moving inventory amounting to $667,000.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of October 3, 2015, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at October 3, 2015 totaled $3,709,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of fiscal year 2016. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended October 3, 2015 and September 27, 2014:

	2015	2014

Net loss	$(1,822,000)	$(2,565,000)
Changes not affecting cash	1,037,000	1,378,000
Changes in assets and liabilities	(1,203,000)	1,421,000

Cash (used in) provided by operating activities	(1,988,000)	234,000
Cash provided by (used in) investing activities	1,403,000	(150,000)
Cash used in financing activities	—	—

Net change in cash and cash equivalents	(585,000)	84,000
Cash and cash equivalents - beginning of period	2,862,000	2,778,000

Cash and cash equivalents - end of period	$2,277,000	$2,862,000

Operating Activities

The Company used approximately $2,222,000 more cash from operating activities in fiscal 2015 compared to fiscal 2014. This increased use was primarily attributable to lower collections of accounts and income taxes receivables of $3.1 million. This use was offset by a reduction of inventories as a result of a write-down associated with older slow moving products of approximately $667,000 and a general reduction in inventory levels of $340,000 as compared to fiscal year 2014.

Investing Activities

Cash provided by investing activities during fiscal 2015 increased by approximately $1,553,000 to $1,403,000 compared to cash used by investing activities of $150,000 during fiscal 2014. This change is primarily attributable to the maturity of short-term investments in marketable securities of $1,718,000 in fiscal 2015. This was partially offset by the cash paid for the Company’s investment in PulsedLight, Inc. during the first three months of 2015.

Financing Activities

There were no financing activities during either fiscal 2015 or 2014.

Debt Instruments

The Company maintained a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. The line expired in February 2015 and was not renewed by the Company. The loan was secured by all assets of the Company (excluding consumer goods) and required the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during the fiscal years ended October 3, 2015 and September 27, 2014.

Backlog

Backlog at October 3, 2015 and September 27, 2014 amounted to $717,000 and $402,000, respectively. The orders in backlog at October 3, 2015 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000, which are secured by collateralized bank accounts totaling $363,000. At September 27, 2014, the Company had three outstanding letters of credit in the amounts of $349,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the years ended October 3, 2015 and September 27, 2014, the Company spent $2,300,000 and $2,729,000, respectively, on internal product development. The Company also spent $223,000 on billable development efforts during fiscal 2015. In fiscal 2015, the Company’s total product development costs were 8% lower than fiscal 2014 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses in fiscal 2016 will be approximately 15-20% lower than fiscal 2015 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2015:

•	Development to enhance the ability of TCC’s Cipher X 7211 IP encryption system to integrate a broad range of custom and national algorithms without requiring modifications to hardware. The Company plans to continue this development effort with the DSD 72B-SP fiber optic network encryption family in fiscal 2016. TCC believes custom algorithm integration is a competitive differentiator for the Company in foreign markets.

•	Development of additional features in KEYNET IP Manager, the management system for the Company’s Cipher X 7211 IP encryption system, to improve management system redundancy.

•	Custom engineering services for commercial and government applications.

•	Production readiness of TCC products and custom solutions.

Development of a CipherTalk 8500 asset management tool is planned for fiscal 2016 to facilitate the ability for customers to manage their own CipherTalk network.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of our fiscal year 2016. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. This guidance was adopted by TCC during fiscal 2015 and did not have a material impact on the financial results of the Company.

ASU 2014-09, Revenue From Contracts With Customers, amended by ASU 2015-14 (Topic 606)

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

In connection with the FASB’s efforts to simplify accounting standards, in January 2015 the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information included in financial statements. The changes required by ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted so long as the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have any effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2017 fiscal year.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable for the Company beginning in the first quarter of our 2018 fiscal year. The adoption of this standard is not expected to have a material impact on our financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, during the 2015 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of October 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, established in 1992.

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

In the course of its assessment for fiscal year 2015, management identified a control deficiency that was also identified during its assessments for the Company’s 2008 through 2014 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2015 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties. As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of October 3, 2015.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2016 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions feasible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2015 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)

3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)

4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 11, 2014)

10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)

10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)

10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)

10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)

10.5+	2001 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)

10.6	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)

10.7	Loan Agreement, dated February 22, 2012, between the Company and Bank of America, N.A. (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)

10.8	Security Agreement, dated February 22, 2012, between the Company and Bank of America, N.A. (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)

10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)

10.10+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.11	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013.)

10.12	Purchase Order from Datron World Communications dated October 8, 2013 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 19, 2013.)

10.13	Contract with the Egyptian Armament Authority with an effective date of November 25, 2014 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of RSM US LLP

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.

Chief Executive Officer and President Chairman of the Board, Director

Date:	December 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 18, 2015
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 18, 2015
Michael P. Malone	(Principal Financial and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 18, 2015
Mitchell B. Briskin

/s/ Thomas E. Peoples	Director	December 18, 2015
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 18, 2015
Francisco F. Blanco

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

October 3, 2015 and September 27, 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,276,511	$2,861,542
Restricted cash	363,358	348,695
Marketable securities:
Available for sale securities	—	1,416,890
Held to maturity securities	307,673	310,437
Accounts receivable - trade, less allowance of $0 and $25,000 at October 3, 2015 and September 27, 2014, respectively	1,790,856	403,139
Inventories, net	1,850,885	2,721,313
Other current assets	132,792	210,379

Total current assets	6,722,075	8,272,395

Marketable securities:
Held to maturity securities	761,842	1,105,140

Equipment and leasehold improvements	4,480,343	4,465,096
Less accumulated depreciation and amortization	(4,223,497)	(4,033,233)

Equipment and leasehold improvements, net	256,846	431,863

Cost method investment	275,000	—

	$8,015,763	$9,809,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,584	$173,553
Accrued liabilities:
Compensation and related expenses	244,290	163,410
Customer deposits	41,220	169,943
Other current liabilities	136,810	157,784
Income taxes payable	41,117	76,859

Total current liabilities	643,021	741,549

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,839,877 issued and outstanding at October 3, 2015 and 1,838,821 issued and outstanding at September 27, 2014	183,988	183,892
Additional paid-in capital	4,110,096	3,986,996
Accumulated other comprehensive loss	—	(3,598)
Retained earnings	3,078,658	4,900,559

Total stockholders’ equity	7,372,742	9,067,849

	$8,015,763	$9,809,398

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended October 3, 2015 and September 27, 2014

	2015	2014

Net sales	$5,942,160	$6,138,575
Cost of sales	2,577,131	2,033,961

Gross profit	3,365,029	4,104,614

Operating expenses:
Selling, general and administrative	2,940,147	2,980,388
Product development	2,299,671	2,729,276

Total operating expenses	5,239,818	5,709,664

Operating loss	(1,874,789)	(1,605,050)

Other income
Investment income	18,263	30,289

Loss before (benefit) provision for income taxes	(1,856,526)	(1,574,761)

(Benefit) provision for income taxes	(34,625)	990,113

Net loss	$(1,821,901)	$(2,564,874)

Net loss per common share
Basic	$(0.99)	$(1.39)
Diluted	$(0.99)	$(1.39)

Weighted average shares
Basic	1,839,327	1,838,866
Diluted	1,839,327	1,838,866

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended October 3, 2015 and September 27, 2014

	2015	2014

Net loss	$(1,821,901)	$(2,564,874)
Other comprehensive income (loss), net of tax	3,598	(1,578)

Comprehensive loss	$(1,818,303)	$(2,566,452)

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended October 3, 2015 and September 27, 2014

	2015	2014

Operating activities:
Net loss	$(1,821,901)	$(2,564,874)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	199,251	201,831
Stock-based compensation	124,918	213,243
Deferred income taxes	—	894,459
Adjustments to reduce inventory to net realizable value	687,843	55,724
Bad debt recovery	(25,000)	—
Amortization of premium on held to maturity securities	51,739	70,394
Unrealized loss on available for sale securities	(3,598)	(1,578)

Changes in current assets and current liabilities:
Accounts receivable	(1,362,717)	972,625
Inventories	182,585	(158,433)
Income taxes receivable	—	723,988
Other current assets	77,587	15,204
Customer deposits	(128,723)	(89,659)
Accounts payable and accrued liabilities	30,196	(98,819)

Cash (used in) provided by operating activities	(1,987,820)	234,105

Investing activities:
Additions to equipment and leasehold improvements	(25,957)	(164,792)
Increase in restricted cash	(14,663)	(315,909)
Purchase of cost method investment	(275,000)	—
Proceeds from maturities of marketable securities	1,718,409	2,909,001
Purchases of marketable securities	—	(2,579,000)

Cash provided by (used in) investing activities	1,402,789	(150,700)

Net (decrease) increase in cash and cash equivalents	(585,031)	83,405
Cash and cash equivalents at beginning of year	2,861,542	2,778,137

Cash and cash equivalents at end of year	$2,276,511	$2,861,542

Supplemental disclosures:

Income taxes paid	$982	$4,942

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years ended October 3, 2015 and September 27, 2014

	2015	2014

Stockholders’ Equity

Shares of common stock:
Beginning balance	1,838,921	1,838,716
Cashless exercise of stock options	956	205

Ending balance	1,839,877	1,838,921

Common stock at par value:
Beginning balance	$183,892	$183,872
Cashless exercise of stock options	96	20

Ending balance	183,988	183,892

Additional paid-in capital:
Beginning balance	$3,986,996	$3,774,759
Cashless exercise of stock options	(1,818)	(1,006)
Stock-based compensation	124,918	213,243

Ending balance	4,110,096	3,986,996

Other comprehensive income (loss):
Beginning balance	(3,598)	(2,020)
Unrealized gain (loss) on available for sale securities	3,598	(1,578)

Ending balance	—	(3,598)

Retained earnings:
Beginning balance	$4,900,559	$7,465,433
Net loss	(1,821,901)	(2,564,874)

Ending balance	3,078,658	4,900,559

Total stockholders’ equity	$7,372,742	$9,067,849

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

Technical Communications Corporation (“TCC”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are collectively referred to as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue for the foreseeable future. The timing of these transactions has in the past and will in the future have a significant impact on the cash flow and the earnings of the Company. Delays in the timing of significant expected sales transactions would have a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures. The Company has incurred losses of approximately $6 million during the past four years, though we believe we will have sufficient cash resources for operations through at least the end of fiscal year 2016.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TCC and its wholly-owned subsidiary, TCC Investment Corp., a Massachusetts corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant judgments and estimates include those related to revenue recognition, receivable reserves, inventory reserves, impairment of long-lived assets, income taxes, fair value and stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At October 3, 2015 and September 27, 2014, the Company had restrictions on the use of cash which was used as collateral to secure outstanding letters of credit totaling $363,358 and $348,695, respectively. Certain amounts in the September 27, 2014 consolidated financial statements have been reclassified from cash to restricted cash for comparative purposes to conform to the presentation in the October 3, 2015 consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations, a specific write-off is recorded in that amount.

Inventories

The Company values its inventory at the lower of actual cost (based on first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful life of the asset or the applicable lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The costs of maintenance and repairs are charged to operations as incurred; significant renewals and betterments are capitalized.

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Although an indicator of impairment of our long-lived assets did exist at October 3, 2015, we determined that no impairment charge was required as an estimate of our future undiscounted cash flows was sufficient to recover the assets.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board (“FOB”) shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, all revenue related to the product is deferred and recognized upon completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the fiscal years ended October 3, 2015 and September 27, 2014.

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

Notes to Consolidated Financial Statements (continued)

The fair value of options at date of grant was estimated with the following assumptions:

	October 3, 2015	September 27, 2014
Assumptions:
Option life	6.5 years	6.5 years
Risk-free interest rate	1.8%	1.33% to 1.88%
Stock volatility	57%	60% to 65%
Dividend yield	0%	0%

There were 14,000 options granted during the year ended October 3, 2015 and 15,700 options granted during the year ended September 27, 2014. The weighted average grant date fair value of options granted during the years ended October 3, 2015 and September 27, 2014 was $2.27 and $4.44, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended October 3, 2015 and September 27, 2014:

	2015	2014
Cost of sales	$12,849	$16,287
Selling, general and administrative	43,231	111,067
Product development	68,838	85,889

Total stock-based compensation expense before taxes	$124,918	$213,243

A summary of the status of the Company’s nonvested shares as of October 3, 2015 and changes during the year ended October 3, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 27, 2014	32,739	$5.24

Grants	14,000	2.27
Vested	(24,296)	5.46
Cancellations/forfeitures	(4,383)	5.13

Nonvested shares at October 3, 2015	18,060	$2.68

As of October 3, 2015, there was $39,478 of unrecognized compensation cost related to options outstanding. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the stock-based compensation cost is expected to be recognized is 4.16 years.

The Company had the following stock option plans outstanding as of October 3, 2015: the Technical Communications Corporation 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were an aggregate of 750,000 shares authorized for issuance under these plans, of which options to purchase 254,981 shares were outstanding at October 3, 2015. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of October 3, 2015, there were no shares available for new option grants under the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan; there were 59,019 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and shares were no longer available for grant under such plan.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2014 and 2015:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 28, 2013	60,488	197,094	257,582	$8.83	6.21 years

Grants	1,700	14,000	15,700	7.50
Vested	(28,239)	28,239	—	11.06
Exercises	—	(900)	(900)	5.00
Cancellations/forfeitures	(1,210)	(1,687)	(2,897)	11.21

Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years

Grants	14,000	—	14,000	4.05
Vested	(24,296)	24,296	—	11.38
Exercises	—	(5,288)	(5,288)	3.00
Cancellations/forfeitures	(4,383)	(18,833)	(23,216)	9.92

Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years

Information related to the stock options vested or expected to vest as of October 3, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 2.01 - $ 3.00	10,000	0.11	$3.00	10,000	$3.00
$ 3.01 - $ 4.00	16,600	0.82	3.66	16,600	3.66
$ 4.01 - $ 5.00	42,000	6.89	4.54	27,100	4.78
$ 5.01 - $10.00	62,600	4.95	7.53	60,140	7.57
$10.01 - $15.00	123,781	5.00	11.41	123,081	11.41

	254,981	4.83	$8.49	236,921	$8.78

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of October 3, 2015 was $0. There were 5,288 options exercised during the year ended October 3, 2015 with a total intrinsic value of $5,605. There were 900 options exercised during the year ended September 27, 2014 with a total intrinsic value of $2,601. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. For fiscal year 2015 and 2014 the Company had $45,631 and $80,829, respectively, of uncertain tax positions.

Notes to Consolidated Financial Statements (continued)

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. For the year ended October 3, 2015 the Company recorded $1,100 in interest and tax penalties, and for the year ended September 27, 2014, the Company recorded $19,000 in interest and tax penalties.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized based in part upon historical experience.

Fair Value of Financial Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three level hierarchy is as follows:

Level 1 -	Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.

Level 2 -	Pricing inputs are quoted prices for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3 -	Pricing inputs are unobservable for the assets and liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds in municipalities within the United States. The Company’s available for sale securities are comprised of certificates of deposit in U.S. banks. The Company also holds mutual funds held in the form of money market funds held by a brokerage account, which are classified as cash equivalents.

The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.), or in the case of mutual funds, at their closing published net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the fiscal years ended October 3, 2015 and September 27, 2014, there were no transfers between levels.

Notes to Consolidated Financial Statements (continued)

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of October 3, 2015 and September 27, 2014, in accordance with the fair value hierarchy as defined above. As of October 3, 2015 and September 27, 2014, the Company did not hold any assets classified as Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 27, 2014

Available for Sale Securities:
Certificates of deposit	$1,416,890	—	$1,416,890

Total debt instruments	1,416,890	—	1,416,890

Cash Equivalents
Mutual funds:
Money market funds	1,801,443	1,801,443	—

Total mutual funds	1,801,443	1,801,443	—

Total assets	$3,218,333	$1,801,443	$1,416,890

October 3, 2015

Cash Equivalents
Mutual funds:
Money market funds	1,385,201	1,385,201	—

Total mutual funds	1,385,201	1,385,201	—

Total assets	$1,385,201	$1,385,201	$—

There were no assets or liabilities measured at fair value on a nonrecurring basis at October 3, 2015 and September 27, 2014.

Earnings per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. The exercise of outstanding stock options is not included if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Research and Development

Research and development costs are included in product development expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $2,299,671 and $2,729,276 in 2015 and 2014, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of sales and were $222,569 in the 2015 fiscal year. There was no customer-sponsored research and development in fiscal year 2014.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2015 fiscal year ended on October 3, 2015 and included 53 weeks. The 2014 fiscal year ended on September 27, 2014 and included 52 weeks.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains (losses) on securities available for sale.

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

This guidance was adopted by the Company during fiscal 2015 and did not have a material impact on the financial results of the Company.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606)

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017 (based on ASU 2015-14), including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance and is still considering whether it will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for the Company as of the beginning of our 2019 fiscal year.

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

In connection with the FASB’s efforts to simplify accounting standards, in January 2015 the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information

Notes to Consolidated Financial Statements (continued)

included in financial statements. The changes required by ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted as long as the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have any effect on the Company’s consolidated financial statements. This guidance will become effective for the Company as of the beginning of our 2017 fiscal year.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable to the Company beginning in the first quarter of our 2018 fiscal year. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the 2015 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)	Net Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 254,981 shares in fiscal year 2015 and 269,485 shares in fiscal year 2014.

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

As of October 3, 2015, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$1,385,201	$—	$—	$—	$1,385,201

Notes to Consolidated Financial Statements (continued)

As of October 3, 2015, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,166,857	$14,367	$111,709	$1,069,515	$9,210	$1,078,725

As of September 27, 2014, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$1,801,443	$—	$—	$—	$1,801,443
Certificates of deposit	1,418,000	2,488	—	3,598	1,416,890

	$3,219,443	$2,488	$—	$3,598	$3,218,333

As of September 27, 2014, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,506,653	$17,963	$109,039	$1,415,577	$15,331	$1,430,908

The contractual maturities of held to maturity investments as of October 3, 2015 were as follows:

	Cost	Amortized Cost
Within 1 year	$339,377	$307,673
After 1 year through 5 years	827,480	761,842

	$1,166,857	$1,069,515

The Company’s available for sale securities were included in the following captions in the consolidated balance sheets:

	October 3, 2015	September 27, 2014

Cash and cash equivalents	$1,385,201	$1,801,443
Marketable securities	—	1,416,890

	$1,385,201	$3,218,333

(5)	Inventories

Inventories consist of the following:

	October 3, 2015	September 27, 2014

Finished goods	$8,015	$8,014
Work in process	662,575	1,126,365
Raw materials and supplies	1,180,295	1,586,934

Total inventories	$1,850,885	$2,721,313

As a result of recent changes in the Company’s market for certain products, carrying amounts for those inventories have been reduced by approximately $667,000, during the year ended October 3, 2015, due to quantities in excess of current requirements. Management believes that this reduces inventory to its lower of cost or market, and no additional loss will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least possible.

Notes to Consolidated Financial Statements (continued)

(6)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	October 3, 2015	September 27, 2014	Estimated Useful Life

Engineering and manufacturing equipment	$2,093,485	$2,074,488	3-8 years
Demonstration equipment	828,306	832,056	3 years
Furniture and fixtures	1,014,602	1,014,602	3-8 years
Automobile	49,441	49,441	5 years
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,480,343	4,465,096
Less accumulated depreciation and amortization	(4,223,497)	(4,033,233)

Equipment and leasehold improvements, net	$256,846	$431,863

Depreciation expense was $199,251 and $201,831 for the fiscal years ended October 3, 2015 and September 27, 2014, respectively.

(7)	Leases

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. Future minimum lease payments under the remainder of this lease total $598,500 at October 3, 2015. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended October 3, 2015 and September 27, 2014 was $171,000.

(8)	Guarantees

The Company’s products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company’s accrued warranty account:

	October 3, 2015	September 27, 2014
Beginning balance	$41,532	$28,639
Plus: accruals related to new sales	26,426	27,928
Less: payments and adjustments to prior period accruals	(37,475)	(15,035)

Ending balance	$30,483	$41,532

Notes to Consolidated Financial Statements (continued)

(9)	Income Taxes

The (benefit) provision for income taxes consists of the following:

	October 3, 2015	September 27, 2014
Current:
Federal	$(35,537)	$94,660
State	912	994

Total current taxes	(34,625)	95,654

Deferred:
Federal	—	590,943
State	—	303,516

Total deferred taxes	—	894,459

Total (benefit) provision for income taxes	$(34,625)	$990,113

The (benefit) provision for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to loss before income taxes due to the following:

	October 3, 2015		September 27, 2014
	Amount	Percent	Amount	Percent

Tax benefit at U.S. statutory rate	$(631,219)	(34.0%)	$(535,419)	(34.0%)
State income tax provision, net of federal benefit	(29,977)	(1.6%)	(36,235)	(2.3%)
Change in state effective rate	(42,538)	(2.3%)	39,616	2.5%
Stock compensation	33,912	1.8%	41,992	2.7%
Prior year true-up	42,596	2.3%	32,691	2.1%
Uncertain tax positions	(35,198)	(1.9%)	80,829	5.1%
Other	12,939	0.7%	54,809	3.5%
Valuation allowance	614,860	33.1%	1,311,830	83.3%

Total (benefit) provision for income taxes	$(34,625)	(1.9%)	$990,113	62.9%

Deferred income taxes consist of the following:

	October 3, 2015	September 27, 2014

Inventory differences	$1,301,847	$1,067,748
Net operating losses	1,110,378	682,031
Stock based compensation	219,454	278,996
Tax credits	148,893	128,774
Other	219,516	227,679

Total	3,000,088	2,385,228
Less: valuation allowance	(3,000,088)	(2,385,228)

Total	$—	$—

During fiscal year 2015 the change in the valuation allowance was $614,860 and related to the net operating loss and inventory differences. During fiscal year 2014 the Company established a valuation allowance against deferred tax assets and as a result recorded an income tax provision as a result of this allowance of $894,459. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2014 the change in the valuation allowance was $1,311,830 and related to the establishment of a full valuation allowance.

Notes to Consolidated Financial Statements (continued)

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2012 through 2014 and for state purposes 2011 through 2014 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $97,685 available through fiscal year 2033 and net operating loss carryforwards of $2,806,822 available through fiscal year 2035. In addition, the Company has Massachusetts research credits of $77,589 available through fiscal year 2027 and net operating loss carryforwards of $2,459,845 available through fiscal year 2035.

The below table details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at September 27, 2014	$80,829
Addition related to prior year positions	1,114
Reduction in uncertain tax positions, arising from lapses in statutes of limitation	(36,312)

Balance at October 3, 2015	$45,631

The increase in the Company’s total uncertain tax positions relates to research credits taken on a prior year state tax return.

(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2015 or 2014. The Company’s matching contributions were $89,924 and $81,936 in fiscal years 2015 and 2014, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses accrued for executives at October 3, 2015 and September 27, 2014.

(11)	Commitments and contingencies

The Company previously maintained a line of credit agreement with Bank of America (the “Bank”) for a line of credit not to exceed the principal amount of $600,000. This line of credit expired in February 2015 and was not renewed by the Company. The loan was a demand loan with interest payable at the Bank’s prime rate plus 2.75% on all outstanding balances, was secured by all assets of the Company (excluding consumer goods) and required the Company to maintain its deposit accounts with the Bank, as well as comply with certain other covenants. There were no cash borrowings against the line during the fiscal years ended October 3, 2015 and September 27, 2014.

At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $328,732, $16,364, $14,662 and $3,600, which are secured by collateralized bank accounts totaling $363,358. At September 27, 2014, the Company had three outstanding letters of credit in the amounts of $328,732, $16,363 and $3,600, which were secured by collateralized bank accounts totaling $348,695.

Notes to Consolidated Financial Statements (continued)

The Company maintains its cash and cash equivalents in bank deposit accounts and money market mutual funds that, at times, may exceed federally insured limits. The Company currently holds marketable securities consisting of municipal bonds. The municipal bonds are considered investment grade but may be subject to the issuing entities’ default on interest or principal repayments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash, cash equivalents or marketable securities.

(12)	Major Customers and Export Sales

In fiscal year 2015, the Company had three customers representing 81% (58%, 12% and 11%) of total net sales and at October 3, 2015 had two customers representing 100% (89% and 11%) of accounts receivable. In fiscal year 2014, the Company had four customers representing 73% (29%, 17%, 14% and 13%) of total net sales and at September 27, 2014 had three customers representing 69% (38%, 19% and 12%) of accounts receivable.

A breakdown of net sales is as follows:

	October 3, 2015	September 27, 2014

Domestic	$2,192,660	$4,574,733
Foreign	3,749,500	1,563,842

Total Sales	$5,942,160	$6,138,575

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	October 3, 2015	September 27, 2014
Central and South America	—	15.7%
Mid-East and Africa	95.5%	84.3%
Far East	4.5%	—

The Company sold products to six different countries during the year ended October 3, 2015 and three different countries during the year ended September 27, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	October 3, 2015	September 27, 2014

Saudi Arabia	2.7%	73.8%
Colombia	—	15.7%
Egypt	92.7%	10.5%
Other	4.6%	—

(13)	Shareholder Rights Plan

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

Notes to Consolidated Financial Statements (continued)

(14)	Cost Method Investment

On October 30, 2014 the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented a 10.8% ownership stake in PulsedLight, Inc. at the time of the investment and is accounted for utilizing the cost method of accounting. This investment was not evaluated for impairment because (a) it is not practicable to estimate its fair value due to insufficient information being available and (b) management did not identify any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Technical Communications Corporation:

Concord, Massachusetts

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiary (the “Company”) as of October 3, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of October 3, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
December 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Technical Communications Corporation:

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiary (the “Company”) as of September 27, 2014 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 27, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts
December 22, 2014