Form 10-Q
period 2016-01-02
TECHNICAL COMMUNICATIONS CORP
filed 2016-02-16
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 2, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of February 5, 2016.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	January 2, 2016	October 3, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,333,750	$2,276,511
Restricted cash	363,358	363,358
Marketable securities – held to maturity	206,376	307,673
Accounts receivable – trade	2,360,937	1,790,856
Inventories, net	1,896,762	1,850,885
Cost method investment	275,000	—
Other current assets	91,015	132,792

Total current assets	6,527,198	6,722,075

Marketable securities – held to maturity	755,469	761,842
Equipment and leasehold improvements	4,480,343	4,480,343
Less: accumulated depreciation and amortization	(4,269,821)	(4,223,497)

Equipment and leasehold improvements, net	210,522	256,846

Cost method investment	—	275,000

Total Assets	$7,493,189	$8,015,763

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$98,892	$179,584
Accrued liabilities:
Accrued compensation and related expenses	176,909	244,290
Customer deposits	67,807	41,220
Other current liabilities	147,555	136,810
Income taxes payable	43,261	41,117

Total current liabilities	534,424	643,021

Commitments and contingencies
Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at January 2, 2016 and October 3, 2015	183,988	183,988
Additional paid-in capital	4,113,913	4,110,096
Retained earnings	2,660,864	3,078,658

Total stockholders’ equity	6,958,765	7,372,742

Total Liabilities and Stockholders’ Equity	$7,493,189	$8,015,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net sales	$979,402	$883,146
Cost of sales	412,577	271,031

Gross profit	566,825	612,115

Operating expenses:
Selling, general and administrative	684,451	756,026
Product development	303,580	589,565

Total operating expenses	988,031	1,345,591

Operating loss	(421,206)	(733,476)

Other income:
Interest income	3,412	5,895

Loss before provision for (benefit from) income taxes	(417,794)	(727,581)
Provision for (benefit from) income taxes	—	—

Net loss	$(417,794)	$(727,581)

Net loss per common share:
Basic	$(0.23)	$(0.40)
Diluted	$(0.23)	$(0.40)
Weighted average shares:
Basic	1,839,877	1,838,921
Diluted	1,839,877	1,838,921

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net loss	$(417,794)	$(727,581)
Unrealized gain on available for sale securities, net of tax	—	1,981

Comprehensive loss	$(417,794)	$(725,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Operating Activities:
Net loss	$(417,794)	$(727,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	46,324	51,735
Stock-based compensation	3,817	37,295
Amortization of premium on held to maturity securities	7,670	9,880
Changes in certain operating assets and liabilities:
Accounts receivable	(570,081)	(382,639)
Inventories	(45,877)	(365,202)
Other current assets	41,777	57,193
Customer deposits	26,587	(8,296)
Accounts payable and other accrued liabilities	(135,184)	241,562

Net cash used in operating activities	(1,042,761)	(1,086,053)

Investing Activities:
Purchase of cost method investment	—	(275,000)
Proceeds from maturities of marketable securities	100,000	—

Net cash provided by (used in) investing activities	100,000	(275,000)

Net decrease in cash and cash equivalents	(942,761)	(1,361,053)
Cash and cash equivalents at beginning of the period	2,276,511	3,210,237

Cash and cash equivalents at end of the period	$1,333,750	$1,849,184

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	1,856	982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending October 1, 2016.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015 as filed with the SEC.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM – sometimes referred to as the Codification or ASC.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through the end of calendar 2016. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities – either billable or new product related – will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if necessary. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, marketable securities, impairment of long-lived assets, income taxes, fair value of financial instruments and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, or other acceptance criteria exists, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. We provide for a warranty reserve at the time the product revenue is recognized.

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

Inventories

We value our inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At January 2, 2016 and October 3, 2015, we recorded a full valuation allowance against our net deferred tax assets of approximately $3.0 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The Company follows FASB ASC 740-10 relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of January 2, 2016 and October 3, 2015, the Company had uncertain tax positions, relating to research credits taken on a prior year state tax return of $45,631.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value Measurements

In determining fair value measurements,the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At January 2, 2016 and October 3, 2015, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The three-level hierarchy is as follows:

Level 1	–	Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.
Level 2	–	Pricing inputs are quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.
Level 3	–	Pricing inputs are unobservable for the assets or liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds issued by municipalities within the United States. The value of these securities is disclosed in Note 6. The Company also holds money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.) or, in the case of money market mutual funds, at their closing published net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended January 2, 2016 and the year ended October 3, 2015, there were no transfers between levels.

As of January 2, 2016 and October 3, 2015, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At January 2, 2016 and October 3, 2015, the Level 1 assets measured at fair value consisted of money market funds valued at $745,895 and $1,385,201, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at January 2, 2016 or October 3, 2015.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three month periods ended January 2, 2016 and December 27, 2014.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation.

There were no options granted during the three month periods ended January 2, 2016 and December 27, 2014.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three month periods ended January 2, 2016 and December 27, 2014:

	2016	2014
Cost of sales	$—	$4,049
Selling, general and administrative expenses	2,449	11,977
Product development expenses	1,368	21,269

Total share-based compensation expense before taxes	$3,817	$37,295

As of January 2, 2016 and December 27, 2014, there was $34,390 and $103,918, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of January 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 4.2 years.

The Company had stock options outstanding under the following stock option plans as of January 2, 2016: the 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were options to purchase an aggregate 243,981 shares outstanding under such plans at January 2, 2016. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of January 2, 2016, there were no shares available for new option grants under the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan; there were 60,019 shares available for grant under the 2010 Equity Incentive Plan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first three months of fiscal 2016:

	Options Outstanding
	Number of Shares			Weighted Average Exercise Price	Weighted Average Contractual Life
	Unvested	Vested	Total
Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years

Grants	—	—	—
Vested	(740)	740	—	11.61
Exercises	—	—	—
Cancellations/forfeitures	(600)	(10,400)	(11,000)	3.22

Outstanding, January 2, 2016	16,720	227,261	243,981	$8.73	4.76 years

Information related to the stock options vested and expected to vest as of January 2, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$3.01 - $4.00	16,600	0.56	$3.66	16,600	$3.66
$4.01 - $5.00	42,000	6.64	$4.54	27,100	$4.78
$5.01 - $10.00	61,600	4.66	$7.57	59,780	$7.59
$10.01 - $15.00	123,781	4.73	$11.41	123,781	$11.41

	243,981	4.76	$8.73	227,261	$9.05

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of January 2, 2016 and October 3, 2015 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.    Inventories

Inventories consisted of the following:

	January 2, 2016	October 3, 2015
Finished goods	$8,015	$8,015
Work in process	419,459	662,575
Raw materials	1,469,288	1,180,295

	$1,896,762	$1,850,885

NOTE 3.    Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended January 2, 2016 and December 27, 2014 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

In prior years, the Company recorded a provision for uncertain tax positions. As of January 2, 2016 and October 3, 2015, the Company had uncertain tax positions, relating to research credits taken on a prior year state tax return of $45,631.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.    Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 243,981 shares at January 2, 2016 and 269,485 shares at December 27, 2014.

NOTE 5.    Major Customers and Export Sales

During the three months ended January 2, 2016, the Company had two customers that represented 87% (47% and 40%, respectively) of net sales as compared to the three months ended December 27, 2014, during which two customers represented 72% (60% and 12%, respectively) of net sales.

A breakdown of foreign and domestic net sales for the three month periods ended January 2, 2016 and December 27, 2014 is as follows:

	Fiscal Year
	2016	2015
Domestic	$896,865	$764,746
Foreign	82,537	118,400

Total sales	$979,402	$883,146

The Company sold products into two countries during the three month period ended January 2, 2016 and four countries during the three month period ended December 27, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	Fiscal Year
	2016	2015
Saudi Arabia	54%	—
Egypt	46%	30%
Taiwan	—	64%
Other	—	6%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	Fiscal Year
	2016	2015
Mid-East and Africa	100%	36%
Far East	—	64%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

As of January 2, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$745,985	$—	$—	$745,985

As of January 2, 2016, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
Municipal bonds	$1,052,480	$15,417	$106,052	$961,845	$5,170	$967,015

As of October 3, 2015, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$1,385,201	$—	$—	$1,385,201

As of October 3, 2015, held to maturity securities consisted of the following:

		Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value
	Cost
Municipal bonds	$1,166,857	$14,367	$111,709	$1,069,515	$9,210	$1,078,725

The contractual maturities of held to maturity investments as of January 2, 2016 were as follows:

	Cost	Amortized Cost
Within 1 year	$228,750	$206,376
After 1 year through 5 years	823,730	755,469

	$1,052,480	$961,845

The Company’s available for sale securities were included in cash and cash equivalents at January 2, 2016 and October 3, 2015.

NOTE 7    Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represents a 10.8% ownership stake in PulsedLight, Inc. and is accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight, Inc. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company’s ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since October 3, 2015, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 as filed with the SEC.

Results of Operations

Three Months ended January 2, 2016 as compared to Three Months ended December 27, 2014

Net Sales

Net sales for the quarter ended January 2, 2016 were $979,000, compared to $883,000 for the quarter ended December 27, 2014, an increase of 11%. Sales for the first quarter of fiscal 2016 consisted of $897,000, or 92%, from domestic sources and $82,000, or 8%, from international customers as compared to the same period in fiscal 2015, during which sales consisted of $765,000, or 87%, from domestic sources and $118,000, or 13%, from international customers.

Foreign sales consisted of shipments to two countries during the quarter ended January 2, 2016 and four countries during the quarter ended December 27, 2014. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2016 and 2015:

	2016	2015
Saudi Arabia	$44,000	$—
Egypt	38,000	36,000
Taiwan	—	76,000
Other	—	6,000

	$82,000	$118,000

For the three months ended January 2, 2016, we recorded revenue under an engineering services contract amounting to $390,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic contractor for deployment into Afghanistan amounting to $460,000 and our internet protocol encryptor to two international customers amounting to $44,000 during the quarter.

For the three months ended December 27, 2014, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $529,000. The Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $79,000 during the quarter. We also sold our internet protocol encryptor to a customer in Taiwan amounting to $76,000.

Gross Profit

Gross profit for the first quarter of fiscal 2016 was $567,000, compared to gross profit of $612,000 for the same period of fiscal 2015. Gross profit expressed as a percentage of sales was 58% for the first quarter of fiscal 2016 as compared to 69% for the same period in fiscal 2015, which decrease was due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2016 were $684,000, compared to $756,000 for the same quarter in fiscal 2015. This decrease of $72,000, or 10%, was attributable to decreases in selling and marketing expenses of $47,000 and general and administrative expenses of $25,000 during the three months ended January 2, 2016.

The decrease in selling and marketing expenses for the three months ended January 2, 2016 was primarily attributable to decreases in outside consulting costs of $32,000, product demonstration costs of $10,000, and engineering support services of $14,000. These decreases were partially offset by an increase in bid and proposal efforts of $16,000 during the period.

The decrease in general and administrative expenses for the three months ended January 2, 2016 was attributable to decreases in personnel-related costs of $18,000, legal fees of $13,000, and training costs of $3,000. These decreases were offset by increases in charitable contributions of $20,000 for the period.

Product Development Costs

Product development costs for the quarter ended January 2, 2016 were $304,000, compared to $590,000 for the quarter ended December 27, 2014. This decrease of $286,000, or 48%, was attributable to decreases in personnel-related costs of $128,000 and outside contractor costs of $13,000. In addition, there were billable engineering services contracts during the period that resulted in decreased product development costs of $149,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $390,000 of billable engineering services revenue generated during the first quarter of fiscal 2016 and none in the first quarter of fiscal 2015.

Net Loss

The Company incurred a net loss of $418,000 for the first quarter of fiscal 2016, compared to a net loss of $728,000 for the same period of fiscal 2015. This decrease in net loss is primarily attributable to a 27% decrease in operating expenses, which was partially offset by a 7% decrease in gross profit during the first quarter of fiscal 2016.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of January 2, 2016, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at January 2, 2016 totaled $2,659,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of calendar year 2016. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities—either billable or new product related – will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	January 2,	December 27,
	2016	2014
Net loss	$(418,000)	$(728,000)
Changes not affecting cash	58,000	99,000
Changes in assets and liabilities	(683,000)	(457,000)

Cash used in operating activities	(1,043,000)	(1,086,000)
Cash provided by (used in) investing activities	100,000	(275,000)

Net change in cash and cash equivalents	(943,000)	(1,361,000)
Cash and cash equivalents – beginning of period	2,277,000	3,210,000

Cash and cash equivalents – end of period	$1,334,000	$1,849,000

Operating Activities

The Company used approximately $43,000 less cash for operating activities in the first three months of fiscal 2016 compared to the same period in fiscal 2015. This decrease was primarily attributable to a decrease in net loss, offset by lower increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses during the three month period ended January 2, 2016.

Investing Activities

Cash provided by investing activities during the first three months of fiscal 2016 increased by approximately $375,000 compared to the same period in fiscal 2015. This change is primarily attributable to the cash paid for the Company’s cost method investment in fiscal 2015 and the maturity of short-term investments in marketable securities during the first three months of 2016.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the three month periods ended January 2, 2016 and December 27, 2014 was $43,000.

Backlog

Backlog at January 2, 2016 and October 3, 2015 amounted to $468,000 and $717,000, respectively. The orders in backlog at January 2, 2016 are expected to ship over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At January 2, 2016 and October 3, 2015, the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000, which are secured by collateralized bank accounts totaling $363,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the three months ended January 2, 2016 and December 27, 2014, the Company spent $304,000 and $590,000, respectively, on internal product development. The Company also spent $217,000 on billable development efforts during the first three months of fiscal 2016. In the first quarter of fiscal 2016, the Company’s total product development costs, including billable efforts, were 31% lower than the same period in fiscal 2015 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2016 will be approximately 15-20% lower than fiscal 2015 levels.

During the remainder of fiscal 2016, development of a CipherTalk 8500 asset management tool is planned to facilitate the ability for customers to manage their own CipherTalk network. Going forward, the Company expects to continue technical efforts in this as well as other areas while also increasing our systems design and integration capabilities and services offering portfolio.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of calendar year 2016. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities—either billable or new product related—will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2016.

New Accounting Pronouncements

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

ASU 2015-01, Income Statement — Extraordinary And Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation By Eliminating The Concept Of Extraordinary Items

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2015 fiscal year and the first quarter of fiscal 2016 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 16, 2016	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 16, 2016	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer