Form 10-Q
period 2016-04-02
TECHNICAL COMMUNICATIONS CORP
filed 2016-05-17
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of May 13, 2016.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	April 2, 2016	October 3, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,500,131	$2,276,511
Restricted cash	348,194	363,358
Marketable securities - held to maturity	206,099	307,673
Accounts receivable - trade	170,966	1,790,856
Inventories, net	1,938,470	1,850,885
Other current assets	259,378	132,792
Total current assets	6,423,238	6,722,075

Marketable securities - held to maturity	645,071	761,842

Equipment and leasehold improvements	4,511,343	4,480,343
Less: accumulated depreciation and amortization	(4,305,725)	(4,223,497)
Equipment and leasehold improvements, net	205,618	256,846

Cost method investment	-	275,000

Total Assets	$7,273,927	$8,015,763

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$141,480	$179,584
Accrued liabilities:
Accrued compensation and related expenses	245,611	244,290
Customer deposits	60,199	41,220
Other current liabilities	84,783	136,810
Income taxes payable	43,261	41,117
Total current liabilities	575,334	643,021

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at April 2, 2016 and October 3, 2015	183,988	183,988
Additional paid-in capital	4,116,488	4,110,096
Retained earnings	2,398,117	3,078,658
Total stockholders’ equity	6,698,593	7,372,742

Total Liabilities and Stockholders’ Equity	$7,273,927	$8,015,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015

Net sales	$557,432	$2,372,575
Cost of sales	358,379	649,334
Gross profit	199,053	1,723,241

Operating expenses:
Selling, general and administrative	724,643	765,398
Product development	202,228	752,979
Total operating expenses	926,871	1,518,377

Operating (loss) profit	(727,818)	204,864

Other income:
Gain on sale of cost method investment	462,283	-
Interest income	2,788	5,121
Total other income	465,071	5,121

(Loss) income before provision for income taxes	(262,747)	209,985

Provision for (benefit from) income taxes	-	-

Net (loss) income	$(262,747)	$209,985

Net (loss) income per common share:
Basic	$(0.14)	$0.11
Diluted	$(0.14)	$0.11

Weighted average shares:
Basic	1,839,877	1,838,921
Diluted	1,839,877	1,846,399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015

Net sales	$1,536,834	$3,255,721
Cost of sales	770,956	920,365
Gross profit	765,878	2,335,356

Operating expenses:
Selling, general and administrative	1,409,094	1,521,424
Product development	505,808	1,342,544
Total operating expenses	1,914,902	2,863,968

Operating loss	(1,149,024)	(528,612)

Other income:
Gain on sale of cost method investment	462,283	-
Interest income	6,200	11,016
Total other income	468,483	11,016

Loss before benefit from income taxes	(680,541)	(517,596)

Benefit from income taxes	-	-

Net loss	$(680,541)	$(517,596)

Net loss per common share:
Basic	$(0.37)	$(0.28)
Diluted	$(0.37)	$(0.28)

Weighted average shares:
Basic	1,839,877	1,838,921
Diluted	1,839,877	1,838,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015

Net (loss) income	$(262,747)	$209,985
Unrealized gain on available for sale securities, net of tax	-	935
Comprehensive loss (income)	$(262,747)	$210,920

	Six Months Ended
	April 2, 2016	March 28, 2015

Net loss	$(680,541)	$(517,596)
Unrealized gain on available for sale securities, net of tax	-	2,916

Comprehensive loss	$(680,541)	$(514,680)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015

Operating Activities:

Net loss	$(680,541)	$(517,596)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,228	102,128
Stock-based compensation	6,392	74,306
Amortization of premium on held to maturity securities	18,345	24,555
Gain on sale of cost method investment	(462,283)	-

Changes in certain operating assets and liabilities:
Accounts receivable	1,619,890	(1,457,187)
Inventories	(87,585)	(83,113)
Income taxes payable / receivable	-	(982)
Other current assets	(50,769)	20,355
Customer deposits	18,979	(108,456)
Accounts payable and other accrued liabilities	(86,666)	117,786

Net cash provided by (used in) operating activities	377,990	(1,828,204)

Investing Activities:

Proceeds from sale of cost method investment	661,466	-
Additions to equipment and leasehold improvements	(31,000)	-
Purchase of cost method investment	-	(275,000)
Decrease in restricted cash	15,164	-
Proceeds from maturities of marketable securities	200,000	497,000

Net cash provided by investing activities	845,630	222,000

Net increase (decrease) in cash and cash equivalents	1,223,620	(1,606,204)

Cash and cash equivalents at beginning of the period	2,276,511	3,210,237

Cash and cash equivalents at end of the period	$3,500,131	$1,604,033

Supplemental Disclosures:

Interest paid	$-	$-
Income taxes paid	1,856	982
Escrow deposit held on sale of cost method investment	75,817	-

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through the end of the second quarter of fiscal 2017. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if necessary. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. We provide for a warranty reserve at the time the product revenue is recognized.

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

Inventories

We value our inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on the estimated selling prices, less the cost to sell) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that are expected to exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products were to deteriorate.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At April 2, 2016 and October 3, 2015, we recorded a full valuation allowance against our net deferred tax assets of approximately $3.0 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The Company follows FASB ASC 740-10 relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of April 2, 2016 and October 3, 2015, the Company had uncertain tax positions relating to research credits taken on a prior year state tax return of $45,631.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At April 2, 2016 and October 3, 2015, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The three-level hierarchy is as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the measurement date.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data.

Level 3 - Pricing inputs are unobservable for the assets or liabilities, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended April 2, 2016 and the year ended October 3, 2015, there were no transfers between levels.

As of April 2, 2016 and October 3, 2015, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At April 2, 2016 and October 3, 2015, the Level 1 assets measured at fair value consisted of money market funds valued at $859,278 and $1,385,201, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at April 2, 2016 or October 3, 2015.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the six month periods ended April 2, 2016 and March 28, 2015.

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

There were 14,000 options granted during the six month period ended April 2, 2016 and none during the six month period ended March 28, 2015.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and six month periods ended April 2, 2016 and March 28, 2015:

	April 2, 2016		March 28, 2015
	3 months	6 months	3 months	6 months

Cost of sales	$-	$-	$3,801	$7,850
Selling, general and administrative expenses	2,231	4,680	11,965	23,942
Product development expenses	343	1,712	21,245	42,514
Total share-based compensation expense before taxes	$2,574	$6,392	$37,011	$74,306

As of April 2, 2016 and March 28, 2015, there was $55,165 and $66,368, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of April 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 4.4 years.

The Company had stock options outstanding under the following stock option plans as of April 2, 2016: the 2001 Stock Option Plan, the 2005 Non-Statutory Stock Option Plan and the 2010 Equity Incentive Plan. There were options to purchase an aggregate 257,981 shares outstanding under such plans at April 2, 2016. Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of April 2, 2016, there were no shares available for new option grants under the 2001 Stock Option Plan and the 2005 Non-Statutory Stock Option Plan; there were 46,019 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first six months of fiscal 2016:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years
Grants	-	-	-
Vested	(740)	740	-	11.61
Exercises	-	-	-
Cancellations/forfeitures	(600)	(10,400)	(11,000)	3.22

Outstanding, January 2, 2016	16,720	227,261	243,981	$8.73	4.76 years

Grants	14,000	-	14,000	2.90
Vested	(300)	300	-	4.88
Exercises	-	-	-

Outstanding, April 2, 2016	30,420	227,561	257,981	$8.41	4.80 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of April 2, 2016 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	14,000	9.86	$2.90	-	-
$3.01 - $4.00	16,600	0.34	$3.66	16,600	$3.66
$4.01 - $5.00	42,000	6.39	$4.54	27,400	$4.78
$5.01 - $10.00	61,600	4.41	$7.57	59,780	$7.59
$10.01 - $15.00	123,781	4.49	$11.41	123,781	$11.41
	257,981	4.80	$8.41	227,561	$9.04

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of April 2, 2016 and October 3, 2015 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	April 2, 2016	October 3, 2015
Finished goods	$18,624	$8,015
Work in process	427,001	662,575
Raw materials	1,492,845	1,180,295
	$1,938,470	$1,850,885

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three and six month periods ended April 2, 2016 and March 28, 2015 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

In prior years, the Company recorded a provision for uncertain tax positions. As of April 2, 2016 and October 3, 2015, the Company had uncertain tax positions relating to research credits taken on a prior year state tax return of $45,631.

NOTE 4.	Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 257,981 shares at April 2, 2016 and 268,612 shares at March 28, 2015.

NOTE 5.	Major Customers and Export Sales

During the three months ended April 2, 2016, the Company had one customer that represented 90% of net sales as compared to the three months ended March 28, 2015, during which the Company had two customers that represented 94% (76% and 18%) of net sales. During the six months ended April 2, 2016, the Company had two customers that represented 88% (58% and 30%, respectively) of net sales as compared to the six months ended March 28, 2015, during which three customers represented 87% (57%, 17% and 13%, respectively) of net sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A breakdown of foreign and domestic net sales for the three and six month periods ended April 2, 2016 and March 28, 2015 is as follows:

	April 2, 2016		March 28, 2015
	3 months	6 months	3 months	6 months

Domestic	$537,236	$1,434,101	$515,842	$1,280,588
Foreign	20,196	102,733	1,856,733	1,975,133
Total sales	$557,432	$1,536,834	$2,372,575	$3,255,721

The Company sold products into one foreign country during the three month period ended April 2, 2016 and two foreign countries during the three month period ended March 28, 2015. The Company sold products into three foreign countries during the six month period ended April 2, 2016 and five foreign countries during the six month period ended March 28, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	April 2, 2016		March 28, 2015
	3 months	6 months	3 months	6 months
Egypt	-	37%	97%	93%
Philippines	100%	20%	-	-
Saudi Arabia	-	43%	-	-
Other	-	-	3%	7%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	April 2, 2016		March 28, 2015
	3 months	6 months	3 months	6 months
Mid-East and Africa	-	80%	97%	94%
Far East	100%	20%	3%	6%

NOTE 6.	Cash Equivalents and Marketable Securities

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of April 2, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$859,278	$-	$-	$859,278

As of April 2, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$941,235	$12,500	$102,565	$851,170	$5,467	$856,637

As of October 3, 2015, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,385,201	$-	$-	$1,385,201

As of October 3, 2015, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,166,857	$14,367	$111,709	$1,069,515	$9,210	$1,078,725

The contractual maturities of held to maturity investments as of April 2, 2016 were as follows:

	Cost	Amortized Cost

Within 1 year	$234,865	$206,099
After 1 year through 5 years	706,370	645,071
	$941,235	$851,170

The Company’s available for sale securities were included in cash and cash equivalents at April 2, 2016 and October 3, 2015.

NOTE 7	Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented a 10.8% ownership stake in PulsedLight, Inc. and was accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight, Inc. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year. The escrow balance as of April 2, 2016 is included in other current assets within the accompanying consolidated balance sheet.

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

Results of Operations

Three Months ended April 2, 2016 as compared to Three Months ended March 28, 2015

Net Sales

Net sales for the quarter ended April 2, 2016 were $557,000, compared to $2,373,000 for the quarter ended March 28, 2015, a decrease of 77%. Sales for the second quarter of fiscal 2016 consisted of $537,000, or 96%, from domestic sources and $20,000, or 4%, from international customers as compared to the same period in fiscal 2015, during which sales consisted of $516,000, or 22%, from domestic sources and $1,857,000, or 78%, from international customers.

Foreign sales consisted of shipments to one country during the quarter ended April 2, 2016 and two countries during the quarter ended March 28, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2016 and 2015:

	2016	2015

Philippines	$20,000	$-
Egypt	-	1,808,000
Vietnam	-	49,000
	$20,000	$1,857,000

For the three months ended April 2, 2016, we recorded revenue under an engineering services contract amounting to $501,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a foreign customer amounting to $20,000 and our telephone and fax encryptors to a domestic customer for use in a Middle Eastern country amounting to $25,000 during the quarter.

For the three months ended March 28, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $1,808,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000 during the quarter.

Gross Profit

Gross profit for the second quarter of fiscal 2016 was $199,000, compared to gross profit of $1,723,000 for the same period of fiscal 2015. Gross profit expressed as a percentage of sales was 36% for the second quarter of fiscal 2016 as compared to 73% for the same period in fiscal 2015, which decrease was primarily due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2016 were $725,000, compared to $765,000 for the same quarter in fiscal 2015. This decrease of $40,000, or 5%, was primarily attributable to decreases in general and administrative expenses of $64,000, which were partially offset by an increase in selling and marketing expenses of $24,000 during the three months ended April 2, 2016.

The decrease in general and administrative expenses for the three months ended April 2, 2016 was primarily attributable to decreases in personnel-related costs of $38,000 and charitable contributions of $30,000 for the period.

The increase in selling and marketing expenses for the three months ended April 2, 2016 was primarily attributable to increases in product evaluation costs of $60,000 and product demonstration costs of $7,000. These increases were partially offset by decreases in outside consulting costs of $11,000 and engineering support services of $31,000 during the period.

Product Development Costs

Product development costs for the quarter ended April 2, 2016 were $202,000, compared to $753,000 for the quarter ended March 28, 2015. This decrease of $551,000, or 73%, was primarily attributable to decreases in personnel-related costs of $161,000 and outside contractor costs of $111,000. In addition, there were billable engineering services contracts that resulted in decreased product development costs of $281,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $501,000 of billable engineering services revenue generated during the second quarter of fiscal 2016 and none in the second quarter of fiscal 2015.

Net Loss

The Company incurred a net loss of $263,000 for the second quarter of fiscal 2016, compared to net income of $210,000 for the same period of fiscal 2015. The net loss during the period is primarily attributable to an 88% decrease in gross profit, which was partially offset by a 39% decrease in operating expenses and a gain on the sale of an investment of $462,000 during the second quarter of fiscal 2016.

Six Months ended April 2, 2016 as compared to Six Months ended March 28, 2015

Net Sales

Net sales for the six months ended April 2, 2016 were $1,537,000, compared to $3,256,000 for the six months ended March 28, 2015, a decrease of 53%. Sales for the first six months of fiscal 2016 consisted of $1,434,000, or 93%, from domestic sources and $103,000, or 7%, from international customers as compared to the same period in fiscal 2015, during which sales consisted of $1,281,000, or 39%, from domestic sources and $1,975,000, or 61%, from international customers.

Foreign sales consisted of shipments to three countries during the six months ended April 2, 2016 and five countries during the six months ended March 28, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2016 and 2015:

	2016	2015

Egypt	$39,000	$1,844,000
Taiwan	-	76,000
Other	64,000	55,000
	$103,000	$1,975,000

For the six months ended April 2, 2016, we recorded revenue under an engineering services contract amounting to $891,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $464,000 during the period.

For the six months ended March 28, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $1,808,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $546,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $116,000 and sold our internet protocol encryptor to a customer in Taiwan amounting to $76,000 during the period.

Gross Profit

Gross profit for the first six months of fiscal 2016 was $766,000, compared to gross profit of $2,335,000 for the same period of fiscal 2015. Gross profit expressed as a percentage of sales was 50% for the first six months of fiscal 2016 as compared to 72% for the first six months of fiscal 2015, which decrease was primarily due to the lower margin engineering services sales in fiscal 2016. The 67% dollar value decrease in gross profit during the six months ended April 2, 2016 was the result of lower sales volume during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2016 were $1,409,000, compared to $1,521,000 for the same period in fiscal 2015. This decrease of $112,000, or 7%, was primarily attributable to decreases in general and administrative expenses of $90,000 and selling and marketing expenses of $22,000 during the six months ended April 2, 2016.

The decrease in general and administrative costs during the first six months of 2016 was primarily attributable to a decrease in personnel-related costs of $60,000, a decrease in professional and other public company fees of $15,000 and a decrease in charitable contributions of $10,000 for the period.

The decrease in selling and marketing expenses for the first six months of 2016 was primarily attributable to decreases in outside consulting costs of $43,000, engineering support of $37,000, marketing efforts of $4,000, product demonstration costs of $3,000 and travel costs of $2,000. These decreases were offset by increases in product evaluation costs of $50,000, bid and proposal efforts of $17,000 and outside commission expense of $6,000 during the period.

Product Development Costs

Product development costs for the six months ended April 2, 2016 were $506,000, compared to $1,343,000 for the six months ended March 28, 2015. This decrease of $837,000, or 62%, was primarily attributable to decreases in personnel-related costs of $289,000 and outside contractor costs of $124,000. In addition, there were billable engineering services contracts that resulted in decreased product development costs of $420,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $891,000 of billable engineering services revenue generated during the first six months of fiscal 2016 and none in the same period of fiscal 2015.

Net Loss

The Company generated a net loss of $681,000 for the first six months of fiscal 2016, compared to a net loss of $518,000 for the same period of fiscal 2015. This increase in net loss is primarily attributable to a 67% decrease in gross profit, which was partially offset by a 33% decrease in operating expenses and a gain on the sale of an investment of $462,000 during the first six months of fiscal 2016.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of April 2, 2016, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at April 2, 2016 totaled $4,699,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of the second quarter of fiscal 2017. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	April 2,	March 28,
	2016	2015

Net loss	$(681,000)	$(518,000)
Changes not affecting cash	(355,000)	201,000
Changes in assets and liabilities	1,414,000	(1,511,000)

Cash provided by (used in) operating activities	378,000	(1,828,000)
Cash provided by investing activities	845,000	222,000

Net change in cash and cash equivalents	1,223,000	(1,606,000)
Cash and cash equivalents - beginning of period	2,277,000	3,210,000

Cash and cash equivalents - end of period	$3,500,000	$1,604,000

Operating Activities

The Company generated approximately $2,206,000 more cash for operating activities in the first six months of fiscal 2016 compared to the same period in fiscal 2015. This increase was primarily attributable to a decrease in accounts receivable during the six month period ended April 2, 2016 as compared to the same period in fiscal 2015.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2016 increased by approximately $623,000 compared to the same period in fiscal 2015. This change is primarily attributable to the proceeds received on the sale of the Company’s cost method investment in fiscal 2016.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the six month periods ended April 2, 2016 and March 28, 2015 was $85,000.

Backlog

Backlog at April 2, 2016 and October 3, 2015 amounted to $594,000 and $717,000, respectively. The orders in backlog at April 2, 2016 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000. At April 2, 2016 the Company had four outstanding letters of credit in the amounts of $329,000, $15,000, $3,000 and $1,000, which are secured by collateralized bank accounts totaling $348,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the six months ended April 2, 2016 and March 28, 2015, the Company spent $506,000 and $1,343,000, respectively, on internal product development. The Company also spent $485,000 on billable development efforts during the first six months of fiscal 2016. In the first six months of fiscal 2016, the Company’s total product development costs, including billable efforts, were 26% lower than the same period in fiscal 2015 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2016 will be approximately 20-25% lower than fiscal 2015 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of the second quarter of fiscal 2017. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2016.

New Accounting Pronouncements

ASU 2014-09, Revenue From Contracts With Customers, amended by ASU 2015-14 (Topic 606) and ASU 2016-10

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance but does not expect its adoption will have a material effect on the Company’s consolidated financial statements. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

ASU 2015-01, Income Statement—Extraordinary And Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation By Eliminating The Concept Of Extraordinary Items

In connection with the FASB's efforts to simplify accounting standards, in January 2015 the FASB determined that eliminating the concept of extraordinary items from GAAP would reduce the cost and complexity of applying U.S. GAAP, while maintaining or improving the usefulness of information included in financial statements. The changes required by ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted so long as the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance but does not expect its adoption will have any effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2017 fiscal year.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable for the Company beginning in the first quarter of our 2018 fiscal year and the adoption of this standard is not expected to have a material impact on our financial statements.

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosure.

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This guidance is applicable for the Company beginning in the first quarter of our 2018 fiscal year. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements and related disclosure.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2015 fiscal year and the first six months of fiscal 2016 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 17, 2016	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 17, 2016	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

Page 23