Form 10-Q
period 2016-07-02
TECHNICAL COMMUNICATIONS CORP
filed 2016-08-16
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 2, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 001-34816

TECHNICAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of August 12, 2016.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	July 2, 2016	October 3, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,467,347	$2,276,511
Restricted cash	356,324	363,358
Marketable securities - held to maturity	416,647	307,673
Accounts receivable - trade	386,211	1,790,856
Inventories, net	1,766,747	1,850,885
Other current assets	244,334	132,792
Total current assets	5,637,610	6,722,075

Marketable securities - held to maturity	428,132	761,842

Equipment and leasehold improvements	4,511,343	4,480,343
Less: accumulated depreciation and amortization	(4,341,770)	(4,223,497)
Equipment and leasehold improvements, net	169,573	256,846

Cost method investment	-	275,000

Total Assets	$6,235,315	$8,015,763

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$108,700	$179,584
Accrued liabilities:
Accrued compensation and related expenses	205,969	244,290
Customer deposits	53,425	41,220
Other current liabilities	95,796	136,810
Income taxes payable	-	41,117
Total current liabilities	463,890	643,021

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at July 2, 2016 and October 3, 2015	183,988	183,988
Additional paid-in capital	4,120,728	4,110,096
Retained earnings	1,466,709	3,078,658
Total stockholders’ equity	5,771,425	7,372,742

Total Liabilities and Stockholders’ Equity	$6,235,315	$8,015,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015

Net sales	$581,377	$1,755,724
Cost of sales	626,280	606,757
Gross (loss) profit	(44,903)	1,148,967

Operating expenses:
Selling, general and administrative	717,561	758,620
Product development	214,988	562,943
Total operating expenses	932,549	1,321,563

Operating loss	(977,452)	(172,596)

Other income:
Interest income	2,580	3,951
Total other income	2,580	3,951

Loss before benefit from income taxes	(974,872)	(168,645)

Benefit from income taxes	(43,464)	(34,625)

Net loss	$(931,408)	$(134,020)

Net loss per common share:
Basic	$(0.51)	$(0.07)
Diluted	$(0.51)	$(0.07)

Weighted average shares:
Basic	1,839,877	1,839,520
Diluted	1,839,877	1,839,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015

Net sales	$2,118,211	$5,011,445
Cost of sales	1,397,236	1,527,122
Gross profit	720,975	3,484,323

Operating expenses:
Selling, general and administrative	2,126,655	2,280,044
Product development	720,796	1,905,487
Total operating expenses	2,847,451	4,185,531

Operating loss	(2,126,476)	(701,208)

Other income:
Gain on sale of cost method investment	462,283	-
Interest income	8,780	14,967
Total other income	471,063	14,967

Loss before benefit from income taxes	(1,655,413)	(686,241)

Benefit from income taxes	(43,464)	(34,625)

Net loss	$(1,611,949)	$(651,616)

Net loss per common share:
Basic	$(0.88)	$(0.35)
Diluted	$(0.88)	$(0.35)

Weighted average shares:
Basic	1,839,877	1,838,921
Diluted	1,839,877	1,838,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	July 2, 2016	June 27, 2015

Net loss	$(931,408)	$(134,020)
Unrealized gain on available for sale securities, net of tax	-	504
Comprehensive loss	$(931,408)	$(133,516)

	Nine Months Ended
	July 2, 2016	June 27, 2015

Net loss	$(1,611,949)	$(651,616)
Unrealized gain on available for sale securities, net of tax	-	3,420
Comprehensive loss	$(1,611,949)	$(648,196)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015

Operating Activities:

Net loss	$(1,611,949)	$(651,616)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	118,273	150,826
Stock-based compensation	10,632	109,862
Amortization of premium on held to maturity securities	24,736	35,070
Gain on sale of cost method investment	(462,283)	-

Changes in certain operating assets and liabilities:
Accounts receivable	1,404,645	(1,122,345)
Inventories	84,138	269,888
Other current assets	(35,725)	(10,993)
Customer deposits	12,205	(158,219)
Accounts payable and other accrued liabilities	(191,336)	97,731

Net cash used in operating activities	(646,664)	(1,279,796)

Investing Activities:

Proceeds from sale of cost method investment	661,466	-
Additions to equipment and leasehold improvements	(31,000)	-
Purchase of cost method investment	-	(275,000)
Decrease (increase) in restricted cash	7,034	(14,663)
Proceeds from maturities of marketable securities	200,000	1,344,409

Net cash provided by investing activities	837,500	1,054,746

Net increase (decrease) in cash and cash equivalents	190,836	(225,050)

Cash and cash equivalents at beginning of the period	2,276,511	2,861,542

Cash and cash equivalents at end of the period	$2,467,347	$2,636,492

Supplemental Disclosures:

Interest paid	$-	$-
Income taxes paid	1,856	982
Escrow deposit held on sale of cost method investment	75,817	-

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through the end of the third quarter of fiscal 2017. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will reduce them if necessary. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, inventory reserves, receivable reserves, marketable securities, impairment of long-lived assets, income taxes, fair value of financial instruments, stock-based compensation and the Company’s ability to continue as a going-concern. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

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

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development are included in cost of sales. Product development costs are charged to product development billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of sales; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of costs associated with personnel, outside contractor and engineering services, supplies and materials.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes an allowance is not currently required, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At July 2, 2016 and October 3, 2015, we recorded a full valuation allowance against our net deferred tax assets of approximately $3.0 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The Company follows FASB ASC 740-10, Income Taxes relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. As of July 2, 2016, the Company had no uncertain tax positions. As of October 3, 2015, the Company had uncertain tax positions relating to research credits taken on a prior year state tax return of $45,631.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At July 2, 2016 and October 3, 2015, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, inventory, other assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended July 2, 2016 and the year ended October 3, 2015, there were no transfers between levels.

As of July 2, 2016 and October 3, 2015, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At July 2, 2016 and October 3, 2015, the Level 1 assets measured at fair value consisted of money market funds valued at $867,470 and $1,385,201, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at July 2, 2016 or October 3, 2015.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the nine month periods ended July 2, 2016 and June 27, 2015.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

There were 14,000 options granted during the nine month periods ended July 2, 2016 and June 27, 2015.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and nine month periods ended July 2, 2016 and June 27, 2015:

	July 2, 2016		June 27, 2015
	3 months	9 months	3 months	9 months
Cost of sales	$-	$-	$3,812	$11,661
Selling, general and administrative expenses	3,896	8,576	12,880	36,823
Product development expenses	344	2,056	18,864	61,378
Total share-based compensation expense before taxes	$4,240	$10,632	$35,556	$109,862

As of July 2, 2016 and June 27, 2015, there was $50,421 and $59,248, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of July 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 4.2 years.

The Company had stock options to purchase an aggregate 253,881 shares outstanding under its 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan as of July 2, 2016. . Vesting periods for options are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of July 2, 2016, there were no shares available for new option grants under the 2005 Non-Statutory Stock Option Plan and there were 46,219 shares available for grant under the 2010 Equity Incentive Plan.

The following table summarizes stock option activity during the first nine months of fiscal 2016:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years
Grants	-	-	-
Vested	(740)	740	-	11.61
Exercises	-	-	-
Cancellations/forfeitures	(600)	(10,400)	(11,000)	3.22

Outstanding, January 2, 2016	16,720	227,261	243,981	$8.73	4.76 years
Grants	14,000	-	14,000	2.90
Vested	(300)	300	-	4.88
Exercises	-	-	-

Outstanding, April 2, 2016	30,420	227,561	257,981	$8.41	4.80 years
Grants	-	-	-
Vested	(3,500)	3,500	-	4.73
Exercises	-	-	-
Cancellations/forfeitures	(120)	(3,980)	(4,100)	3.91

Outstanding, July 2, 2016	26,800	227,081	253,881	$8.48	4.63 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of July 2, 2016 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	14,000	9.61	$2.90	-	-
$3.01 - $4.00	12,700	0.18	$3.64	12,700	$3.64
$4.01 - $5.00	42,000	6.14	$4.54	30,200	$4.71
$5.01 - $10.00	61,400	4.15	$7.57	60,400	$7.59
$10.01 - $15.00	123,781	4.24	$11.41	123,781	$11.41
	253,881	4.63	$8.48	227,081	$9.07

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of July 2, 2016 and October 3, 2015 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.Inventories

Inventories consisted of the following:

	July 2, 2016	October 3, 2015
Finished goods	$19,167	$8,015
Work in process	417,303	662,575
Raw materials	1,330,277	1,180,295
	$1,766,747	$1,850,885

As a result of recent changes in the market for certain of our products, resulting in quantities on hand in excess of current requirements, carrying amounts for those inventories were reduced by approximately $213,000, during the quarter ended July 2, 2016. Management believes that this reduces inventory to its lower of actual cost or market value.

NOTE 3. Income Taxes

During the three months ended July 2, 2016 and June 27, 2015 the Company recorded a tax benefit as a result of expiring statutes of limitations related to uncertain tax positions of $45,631 and $36,312, respectively. The Company did not however record an income tax benefit on its net loss for the three and nine month periods ended July 2, 2016 and June 27, 2015 due to its uncertain realizability.

NOTE 4. Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 253,881 shares at July 2, 2016 and 264,547 shares at June 27, 2015.

NOTE 5. Major Customers and Export Sales

During the three months ended July 2, 2016, the Company had one customer that represented 95% of net sales as compared to the three months ended June 27, 2015, during which the Company had one customer that represented 82% of net sales. During the nine months ended July 2, 2016, the Company had two customers that represented 90% (68% and 22%, respectively) of net sales as compared to the nine months ended June 27, 2015, during which two customers represented 78% (65% and 13%, respectively) of net sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A breakdown of foreign and domestic net sales for the three and nine month periods ended July 2, 2016 and June 27, 2015 is as follows:

	July 2, 2016		June 27, 2015
	3 months	9 months	3 months	9 months

Domestic	$533,093	$1,967,194	$150,030	$1,430,618
Foreign	48,284	151,017	1,605,694	3,580,827
Total sales	$581,377	$2,118,211	$1,755,724	$5,011,445

The Company sold products into two foreign countries during the three month period ended July 2, 2016 and four foreign countries during the three month period ended June 27, 2015. The Company sold products into four foreign countries during the nine month period ended July 2, 2016 and six foreign countries during the nine month period ended June 27, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	July 2, 2016		June 27, 2015
	3 months	9 months	3 months	9 months
Egypt	-	26%	93%	93%
Philippines	49%	29%	-	-
Saudi Arabia	-	29%	5%	2%
Serbia	51%	16%	-	-
Other	-	-	2%	5%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	July 2, 2016		June 27, 2015
	3 months	9 months	3 months	9 months
Europe	51%	16%	-	-
Mid-East and Africa	-	55%	97%	95%
Far East	49%	29%	3%	5%

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of July 2, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$867,470	$-	$-	$867,470

As of July 2, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$941,235	$13,639	$110,095	$844,779	$5,286	$850,065

As of October 3, 2015, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,385,201	$-	$-	$1,385,201

As of October 3, 2015, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,166,857	$14,367	$111,709	$1,069,515	$9,210	$1,078,725

The contractual maturities of held to maturity investments as of July 2, 2016 were as follows:

	Cost	Amortized Cost

Within 1 year	$471,771	$416,647
After 1 year through 5 years	469,464	428,132
	$941,235	$844,779

The Company’s available for sale securities were included in cash and cash equivalents at July 2, 2016 and October 3, 2015.

NOTE 7 Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented a 10.8% ownership stake in the company. and was accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year. The escrow balance as of July 2, 2016 is included in other current assets within the accompanying consolidated balance sheet.

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

Results of Operations

Three Months ended July 2, 2016 as compared to Three Months ended June 27, 2015

Net Sales

Net sales for the quarter ended July 2, 2016 were $581,000, compared to $1,756,000 for the quarter ended June 27, 2015, a decrease of 67%. Sales for the third quarter of fiscal 2016 consisted of $533,000, or 92%, from domestic sources and $48,000, or 8%, from international customers as compared to the same period in fiscal 2015, during which sales consisted of $150,000, or 9%, from domestic sources and $1,606,000, or 91%, from international customers.

Foreign sales consisted of shipments to two countries during the quarter ended July 2, 2016 and four countries during the quarter ended June 27, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2016 and 2015:

	2016	2015

Serbia	$25,000	$-
Philippines	23,000	5,000
Egypt	-	1,486,000
Saudi Arabia	-	77,000
Other	-	38,000
	$48,000	$1,606,000

For the three months ended July 2, 2016, we recorded revenue under an engineering services contract amounting to $552,000. Product sales revenue for the quarter was derived primarily from shipments of our narrowband radio encryptors to a foreign customer amounting to $23,000 and our telephone fax encryptors amounting to $25,000.

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

Gross (Loss) Profit

Gross loss for the third quarter of fiscal 2016 was $45,000, compared to gross profit of $1,149,000 for the same period of fiscal 2015. Gross profit expressed as a percentage of sales was 65% for the third quarter of fiscal 2015, The decrease for the third quarter ended July 2, 2016 was primarily the result of a write-down of inventory associated with older slow moving products and the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2016 were $718,000, compared to $759,000 for the same quarter in fiscal 2015. This decrease of $41,000, or 5%, was primarily attributable to decreases in general and administrative expenses of $28,000 and selling and marketing expenses of $13,000 during the three months ended July 2, 2016.

The decrease in general and administrative expenses for the three months ended July 2, 2016 was primarily attributable to decreases in personnel-related expenses.

The decrease in selling and marketing expenses for the three months ended July 2, 2016 was primarily attributable to decreases in outside consulting costs of $24,000, travel related expenses of $22,000, personnel-related expenses of $5,000 and engineering support services of $45,000. These decreases were partially offset by increases in product demonstration costs of $55,000, product evaluation costs of $27,000 and bid and proposal efforts of $11,000 during the period.

Product Development Costs

Product development costs for the quarter ended July 2, 2016 were $215,000, compared to $563,000 for the quarter ended June 27, 2015. This decrease of $348,000, or 62%, was primarily attributable to decreases in personnel-related costs of $112,000 for the three months ended July 2, 2016. In addition, there were billable engineering services contracts that resulted in decreased product development costs of $248,000,partially offset by an increase in project material costs of $13,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $552,000 of billable engineering services revenue generated during the third quarter of fiscal 2016 and none in the third quarter of fiscal 2015.

Net Loss

The Company incurred a net loss of $931,000 for the third quarter of fiscal 2016, compared to a net loss of $134,000 for the same period of fiscal 2015. The net loss is primarily attributable to a gross loss for third quarter of fiscal 2016, which was partially offset by a 29% decrease in operating expenses during the period. Contributing to the decrease in gross profits was the write-down of old slow moving inventory amounting to $213,000.

Nine Months ended July 2, 2016 as compared to Nine Months ended June 27, 2015

Net Sales

Net sales for the nine months ended July 2, 2016 were $2,118,000, compared to $5,011,000 for the nine months ended June 27, 2015, a decrease of 58%. Sales for the first nine months of fiscal 2016 consisted of $1,967,000, or 93%, from domestic sources and $151,000, or 7%, from international customers as compared to the same period in fiscal 2015, during which sales consisted of $1,430,000, or 29%, from domestic sources and $3,581,000, or 71%, from international customers.

Foreign sales consisted of shipments to four countries during the nine months ended July 2, 2016 and six countries during the nine months ended June 27, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2016 and 2015:

	2016	2015

Philippines	$44,000	$5,000
Egypt	38,000	3,330,000
Serbia	25,000	-
Saudi Arabia	44,000	79,000
Other	-	167,000
	$151,000	$3,581,000

For the nine months ended July 2, 2016, we recorded revenue under an engineering services contract amounting to $1,443,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $464,000 during the period.

For the nine months ended June 27, 2015, product sales revenue was derived primarily from shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt amounting to $3,249,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $639,000. We also sold our link encryptor to a domestic contractor for deployment into the Middle East amounting to $432,000. In addition, the Company made shipments of our narrowband radio encryptors to supply the secure radio and telephone encryption solutions for a domestic prime contractor supporting a government customer in North Africa amounting to $116,000 and sold our internet protocol encryptor to two international customers amounting to $190,000 and to a domestic customer in the amount of $30,000 during the period..

Gross Profit

Gross profit for the first nine months of fiscal 2016 was $721,000, compared to gross profit of $3,484,000 for the same period of fiscal 2015. Gross profit expressed as a percentage of sales was 34% for the first nine months of fiscal 2016 as compared to 70% for the first nine months of fiscal 2015, which decrease was primarily due to a write-down of inventory associated with older slow moving products and to the lower margin engineering services sales in fiscal 2016. The 79% dollar value decrease in gross profit during the nine months ended July 2, 2016 was the result of lower sales volume and the write-down of inventory amounting to $213,000 during the period.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2016 were $2,127,000, compared to $2,280,000 for the same period in fiscal 2015. This decrease of $153,000, or 7%, was primarily attributable to decreases in general and administrative expenses of $117,000 and selling and marketing expenses of $36,000 during the nine months ended July 2, 2016.

The decrease in general and administrative costs during the first nine months of 2016 was primarily attributable to a decrease in personnel-related costs of $86,000 and a decrease in professional and other public company fees of $31,000 for the period.

The decrease in selling and marketing expenses for the first nine months of 2016 was primarily attributable to decreases in outside consulting costs of $67,000, engineering support of $82,000, and travel costs of $25,000. These decreases were offset by increases in product evaluation costs of $59,000, product demonstration costs of $52,000 and bid and proposal efforts of $28,000 during the period.

Product Development Costs

Product development costs for the nine months ended July 2, 2016 were $721,000, compared to $1,905,000 for the nine months ended June 27, 2015. This decrease of $1,184,000, or 62%, was primarily attributable to decreases in personnel-related costs of $401,000 and outside contractor costs of $127,000. In addition, there were billable engineering services contracts that resulted in decreased product development costs of $668,000 during the period. These decreases were partially offset by an increase in project material costs of $15,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $1,443,000 of billable engineering services revenue generated during the first nine months of fiscal 2016 and none in the same period of fiscal 2015.

Net Loss

The Company generated a net loss of $1,612,000 for the first nine months of fiscal 2016, compared to a net loss of $652,000 for the same period of fiscal 2015. This increase in net loss is primarily attributable to a 79% decrease in gross profit, which was partially offset by a 32% decrease in operating expenses and a gain on the sale of an investment of $462,000 during the first nine months of fiscal 2016. Contributing to the decrease in gross profit was the write-down of old slow moving inventory amounting to $213,000 during the period.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of July 2, 2016, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at July 2, 2016 totaled $3,668,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of the third quarter of fiscal 2017. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	July 2,	June 27,
	2016	2015

Net loss	$(1,612,000)	$(652,000)
Changes not affecting cash	(309,000)	296,000
Changes in assets and liabilities	1,274,000	(924,000)

Cash used in operating activities	(647,000)	(1,280,000)
Cash provided by investing activities	838,000	1,055,000

Net change in cash and cash equivalents	191,000	(225,000)
Cash and cash equivalents - beginning of period	2,276,000	2,862,000

Cash and cash equivalents - end of period	$2,467,000	$2,636,000

Operating Activities

The Company generated approximately $633,000 more cash for operating activities in the first nine months of fiscal 2016 compared to the same period in fiscal 2015. This increase was primarily attributable to a decrease in accounts receivable during the nine month period ended July 2, 2016 as compared to the same period in fiscal 2015.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2016 decreased by approximately $217,000 compared to the same period in fiscal 2015. This change is primarily attributable to fewer maturities of short-term investments in marketable securities, which was partially offset by the proceeds received on the sale of the Company’s cost method investment in fiscal 2016.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the nine month periods ended July 2, 2016 and June 27, 2015 was $128,000.

Backlog

Backlog at July 2, 2016 and October 3, 2015 amounted to $431,000 and $717,000, respectively. The orders in backlog at July 2, 2016 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000. At July 2, 2016, the Company had four outstanding letters of credit in the amounts of $329,000, $14,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $356,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the nine months ended July 2, 2016 and June 27, 2015, the Company spent $721,000 and $1,905,000, respectively, on internal product development. The Company also spent $822,000 on billable development efforts during the first nine months of fiscal 2016. In the first nine months of fiscal 2016, the Company’s total product development costs, including billable efforts, were 19% lower than the same period in fiscal 2015 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2016 will be approximately 20-25% lower than fiscal 2015 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of the third quarter of fiscal 2017. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2016.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

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

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2015 fiscal year and the first nine months of fiscal 2016 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 16, 2016	By:	/s/ Carl H. Guild, Jr.
Date	Carl H. Guild, Jr., President and Chief
Executive Officer

August 16, 2016	By:	/s/ Michael P. Malone
Date	Michael P. Malone, Chief Financial Officer

Page 23