Form 10-K
period 2016-10-01
TECHNICAL COMMUNICATIONS CORP
filed 2016-12-23
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	October 1, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number	001-34816

Technical Communications Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip code)

(978) 287-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	NASDAQ Capital Market
(Title of each class)	(Name of each exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

Based on the closing price as of April 1, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,044,333.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 16, 2016 was 1,839,877.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2017 Annual Meeting of Shareholders to be held February 13, 2017 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended October 1, 2016

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created by those sections. We refer you to the information under the heading “Forward-Looking Statements." As used in this annual report on Form 10-K, references to the "Company," “TCC,” "we," "our" or "us," unless the context otherwise requires, refer to Technical Communications Corporation and our subsidiaries. All trademarks or trade names referred to in this report are the property of their respective owners.

PART I

Item 1.	BUSINESS

Technical Communications Corporation was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into over 115 countries to governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services.

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

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors because the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers (“OEMs”) and value-added resellers using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the products and close the sale, and who handle on behalf of TCC many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.

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

2016 Highlights and Recent Events

In fiscal 2016, TCC completed delivery of several foreign and domestic contracts for its DSP 9000 radio encryption product family and services received in fiscal 2015, and provided engineering services under contracts received in fiscal 2015 and fiscal 2016. The Company also sold its 10.8% ownership stake in PulsedLight, Inc., an early-stage start-up company, which resulted in a gain on the sale of $462,000. Additionally, in early fiscal 2017, the Company received an order valued at approximately $2,373,000 from Datron World Communications, Inc. for our military-grade DSP 9000 radio encryption equipment. Follow-on orders are expected as part of Datron’s five-year, $495 million Foreign Military Sales Indefinite Delivery Indefinite Quantity contract from the US Army Communications Electronic Command.

Revenue in fiscal 2016 was $2,523,000 with a net loss of $(2,472,000) or $(1.34) per share. Major domestic and international contracts did not materialize during the fiscal year as expected due to long government procurement cycles. TCC’s backlog at the end of fiscal 2016 was $313,000, as compared to $717,000 at the end of fiscal 2015. However with the order from Datron indicated above, TCC began fiscal 2017 with a backlog of $2.7 million.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2016, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established government systems product line, primarily the DSP 9000 radio encryption product family and engineering services. The Company also has several significant opportunities it is pursuing for foreign government custom network security systems.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead times and fluctuating market conditions. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2016, TCC continued to closely monitor and reduce operating expenses as appropriate, while strategically investing in business development efforts.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2016:

•	Development to enhance the ability of the DSD 72B-SP fiber optic network encryption family to integrate national algorithms. TCC believes custom algorithm integration is a competitive differentiator for the Company in foreign markets.
•	Custom development and feature expansion of our HSE 6000 radio encryption product.
•	Custom engineering services for government applications.
•	Production readiness of TCC products.

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

The Government Systems product line has traditionally been the Company’s core product base and typically generates more than 80% of the Company’s revenue. During fiscal 2016 there was a shift in business whereby 60% of the Company’s revenue was generated by our engineering services. Although we expect engineering services to remain strong we also expect that sales of our Government Systems products will constitute the majority of our revenue in the future. These products, such as the DSD 72A-SP military bulk encryptor, CSD 3324 SE telephone/fax encryptor, and DSP 9000 radio encryptor, have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near term future revenues.

The Company’s Secure Office Systems product line had primarily consisted of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products are no longer being marketed. While one of these products, the CSD4100 secure executive telephone, is still available and remains profitable, demand for it has diminished in recent years. We will continue to offer this product from existing inventory, which we anticipate will be sufficient for several more years.

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

The Company’s CSD 3324 SE Secure Telephone, Fax and Data system provides strategic-level communications security for voice, fax and data encryption in a telephone package designed for government applications needing high reliability. The product has a fallback mode, which was originally developed for poor HF channels. As a result, secure communications are possible even over poor line conditions. TCC's high-level encryption and automated key distribution system protect sensitive information, and internal storage of 800 keys provides hands-off security.

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

Secure Office Systems

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

Sales and Backlog

In fiscal 2016, the Company had three customers representing 90% of total net sales. These sales consisted primarily of our engineering services representing 60% of sales and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 18% of sales and additional sales of our narrowband radio encryptors to a domestic customer for deployment into North Africa representing 10% of sales. In fiscal 2015, the Company had three customers representing 81% of total net sales. These sales consisted primarily of shipments of our DSD 72A-SP military bulk encryption system to a customer in Egypt representing 55% of sales and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 13% of sales. We also had sales of our engineering services representing 8% of sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of October 1, 2016 and October 3, 2015 was approximately $313,000 and $717,000, respectively.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2016 were, and historically have been, immaterial. In 2003 the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

During the fiscal years ended October 1, 2016 and October 3, 2015, the Company spent $828,000 and $2,300,000, respectively, on internal product development. The Company also spent $1,178,000 and $223,000, on billable development efforts during fiscal 2016 and 2015, respectively. In fiscal 2016, the Company’s total product development costs were 20% lower than fiscal 2015 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2017 will be in line with fiscal 2016 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2016:

•	Development to enhance the ability of the DSD 72B-SP fiber optic network encryption family to integrate national algorithms.
•	Custom development and feature expansion of our HSE 6000 radio encryption product.
•	Custom engineering services for government applications.
•	Production readiness of TCC products.

Foreign Operations

The Company’s results of operations are dependent upon its foreign sales, including domestic sales shipped to foreign end-users. Although foreign sales were more profitable than domestic sales during fiscal years 2016 and 2015 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks and by using foreign credit insurance. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2016 and 2015, sales directly to international customers accounted for approximately 8.4% and 63.1%, respectively, of our net sales. During those periods a significant portion of domestic sales (20% and 34%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of October 1, 2016, the Company employed 26 full-time employees and two part-time employees, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended October 1, 2016 and subsequent quarterly reports filed with the SEC.

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

Global economic conditions continue to be challenging for the secure communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, continuing high rates of unemployment, and reduced corporate capital spending. Economic growth in the U.S. and many other countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and could continue to impact our business in a number of ways, including:

•	Budgeting and forecasting are difficult: It is difficult to estimate changes in various parts of the U.S. and world economy, including the markets in which we participate. Components of our budgeting and forecasting are dependent upon estimates of demand for our products, and the prevailing economic and political uncertainties make estimating future income and expenditures difficult.
•	Potential deferment or cancellation of purchases and orders by customers: Uncertainty about current and future global economic and political conditions may cause, and in some cases has caused, governments and businesses to defer or cancel purchases. If future demand for our products declines due to deteriorating global economic and political conditions, it will negatively impact our financial results.
•	Customers' inability to obtain financing to make purchases: Some of our customers require substantial financing, including government financing, in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit or other funds to finance purchases and/or meet their payment obligations could have a negative impact on our financial results.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2016 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2015. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of October 1, 2016.

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

As of December 16, 2016, we employed 25 full-time and two part-time employees as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended October 1, 2016 and October 3, 2015 was $171,000.

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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	10/1/2016	$2.26	$7.75
	7/2/2016	2.36	2.78
	4/2/2016	2.41	3.17
	1/2/2016	2.51	4.50

	10/3/2015	$2.40	$3.71
	6/27/2015	3.38	4.49
	3/28/2015	4.00	5.00
	12/27/2014	3.71	6.51

Holders

As of December 16, 2016, there were 68 record holders of our Common Stock. We believe there are approximately 1,100 beneficial holders of our stock.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan, as of the fiscal year ended October 1, 2016. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended October 1, 2016, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	153,781	(1)	$9.76	46,219

Equity compensation plans not approved by stockholders	89,900	(2)	$6.87	-

Total	243,681		$8.69	46,219

(1) Of the 153,781 options outstanding as of October 1, 2016, 127,081 were exercisable as of such date at an average exercise price of $9.76 per share.

(2) Of the 89,900 options outstanding as of October 1, 2016, all were exercisable as of such date at an average exercise price of $6.87 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2016 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2016 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended October 1, 2016 and the “Risk Factors” section included herein.

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

Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. We provide for a warranty reserve at the time the product revenue is recognized.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $4.1 million as of October 1, 2016 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended October 1, 2016 as compared to year ended October 3, 2015

Net Sales

Net sales for the years ended October 1, 2016 and October 3, 2015 were $2,523,000 and $5,942,000, respectively, a decrease of $3,419,000 or 58%. Sales for fiscal 2016 consisted of $2,312,000, or 92%, from domestic sources and $211,000, or 8%, from international customers as compared to fiscal 2015, in which sales consisted of $2,192,000, or 37%, from domestic sources and $3,750,000, or 63%, from international customers.

Foreign sales consisted of shipments to four different countries during the year ended October 1, 2016 and six different countries during the year ended October 3, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2016	2015

Saudi Arabia	$104,000	$101,000
Egypt	38,000	3,477,000
Philippines	44,000	5,000
Serbia	25,000	-
Other	-	167,000
	$211,000	$3,750,000

For the year ended October 1, 2016, revenue was derived primarily from our engineering services amounting to $1,504,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $465,000 and additional sales of our narrowband radio encryptors to a domestic customer for deployment into North Africa amounting to $243,000. We also sold our internet protocol encryptor to an international customer amounting to $92,000 during our 2016 fiscal year.

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

Gross Profit

Gross profit for fiscal year 2016 was $509,000, a decrease of $2,856,000 from gross profit of $3,365,000 for fiscal year 2015. Gross profit expressed as a percentage of sales was 20% in fiscal year 2016 compared to 57% in the prior year. This decrease is primarily the result of 62% of annual income being derived from lower margin engineering services in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2016 were $2,671,000, compared to $2,940,000 for fiscal 2015. This decrease of $269,000 was attributable to a decrease in general and administrative expenses of $153,000 and a decrease in selling and marketing expenses of $116,000 during the 2016 fiscal year.

The decrease in general and administrative costs for the year ended October 1, 2016 was primarily attributable to decreases in personnel-related costs of $140,000 and legal fees and other public company expenses of $36,000. These decreases were offset by a decrease in bad debt recovery of $25,000 for the period.

The decrease in selling and marketing expenses for the year ended October 1, 2016 was primarily attributable to decreases in outside consulting costs of $81,000, engineering support of $128,000, sales and marketing agreements of $53,000, personnel-related costs of $14,000 and travel costs of $9,000. These decreases were offset by increases in product evaluation costs of $92,000, product demonstration costs of $35,000, bid and proposal efforts of $31,000 and marketing development efforts of $8,000 during the period.

Product Development Costs

Product development costs for fiscal years 2016 and 2015 were $828,000 and $2,300,000, respectively. This decrease of $1,472,000, or 64%, was primarily attributable to decreases in personnel-related costs of $488,000 and outside contractor costs of $132,000. In addition, there were billable engineering services contracts that resulted in decreased product development costs of $840,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,504,000 of billable engineering services revenue generated during fiscal 2016 and $555,000 of billable engineering services revenue generated during fiscal 2015.

Net Loss

The Company generated a net loss of $2,472,000 for fiscal 2016, as compared to a net loss of $1,822,000 for fiscal 2015. This $650,000, or 36%, increase in net loss is primarily attributable to decreased gross profit of $2,856,000, which was partially offset by a decrease in operating expenses of $1,741,000 and the gain on sale of a cost method investment of $462,000.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of October 1, 2016, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at October 1, 2016 totaled $3,352,000 and we continue to have no debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of fiscal year 2017. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended October 1, 2016 and October 3, 2015:

	2016	2015

Net loss	$(2,472,000)	$(1,822,000)
Changes not affecting cash	(43,000)	1,037,000
Changes in assets and liabilities	1,562,000	(1,203,000)

Cash used in operating activities	(954,000)	(1,988,000)
Cash provided by investing activities	1,266,000	1,403,000
Cash used in financing activities	-	-

Net change in cash and cash equivalents	312,000	(585,000)
Cash and cash equivalents - beginning of period	2,277,000	2,862,000

Cash and cash equivalents - end of period	$2,589,000	$2,277,000

Operating Activities

The Company used approximately $1,034,000 less cash from operating activities in fiscal 2016 compared to fiscal 2015. This decreased use was primarily attributable to lower collections of accounts of $3 million in fiscal 2016 as compared to fiscal 2015. This use was offset by a reduction of inventories as a result of a write-down associated with older slow moving products of approximately $475,000 and a general reduction in inventory levels of $209,000 in fiscal 2016 as compared to fiscal year 2015.

Investing Activities

Cash provided by investing activities during fiscal 2016 decreased by approximately $137,000 to $1,266,000, compared to cash provided by investing activities of $1,403,000 during fiscal 2015. This change is primarily attributable to the maturity of short-term investments in marketable securities of $300,000 in fiscal 2016 as compared to $1,718,000 of maturities in fiscal 2015. This was partially offset by the cash proceeds from the sale of the Company’s investment in PulsedLight, Inc. of $661,000 and the reduction restricted cash of $336,000 in fiscal 2016.

Financing Activities

There were no financing activities during either fiscal 2016 or 2015.

Debt Instruments

The Company currently maintains no debt instruments.

Backlog

Backlog at October 1, 2016 and October 3, 2015 amounted to $313,000 and $717,000, respectively. The orders in backlog at October 1, 2016 are expected to ship over the next six to nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At October 1, 2016, the Company had three outstanding letters of credit in the amounts of $15,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $28,000. At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $329,000, $16,000, $14,000 and $4,000, totaling $363,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the years ended October 1, 2016 and October 3, 2015, the Company spent $828,000 and $2,300,000, respectively, on internal product development. The Company also spent $1,178,000 and $223,000 on billable development efforts during fiscal 2016 and 2015, respectively. In fiscal 2016, the Company’s total product development costs were 20% lower than fiscal 2015 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses in fiscal 2017 will be in line with fiscal 2016 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2016:

•	Development to enhance the ability of the DSD 72B-SP fiber optic network encryption family to integrate national algorithms. TCC believes custom algorithm integration is a competitive differentiator for the Company in foreign markets.
•	Custom development and feature expansion of our HSE 6000 radio encryption product.
•	Custom engineering services for government applications.
•	Production readiness of TCC products.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of our fiscal year 2017. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2017.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2016 and 2015 fiscal years but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of October 1, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, established in 1992.

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

In the course of its assessment for fiscal year 2016, management identified a control deficiency that was also identified during its assessments for the Company’s 2008 through 2015 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2016 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties.  As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of October 1, 2016.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2017 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions feasible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal V – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2016 fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 11, 2014)
10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)
10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)
10.4+	1995 Employee Stock Purchase Plan (incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 23, 1996)
10.5+	2001 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)
10.6	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)
10.7	Loan Agreement, dated February 22, 2012, between the Company and Bank of America, N.A. (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)
10.8	Security Agreement, dated February 22, 2012, between the Company and Bank of America, N.A. (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)
10.9+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.10+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)

10.11	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013.)
10.12	Purchase Order from Datron World Communications dated October 8, 2013 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 19, 2013.)
10.13	Contract with the Egyptian Armament Authority with an effective date of November 25, 2014 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)
10.14*	Purchase Order from Datron World Communications originally received on October 13, 2016 and updated on December 15, 2016 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 23, 2016
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 23, 2016
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 23, 2016
Mitchell B. Briskin

/s/ Thomas E. Peoples	Director	December 23, 2016
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 23, 2016
Francisco F. Blanco

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

October 1, 2016 and October 3, 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,589,036	$2,276,511
Restricted cash	27,592	363,358
Marketable securities:
Held to maturity securities	362,170	307,673
Accounts receivable - trade	111,849	1,790,856
Inventories, net	1,643,922	1,850,885
Other current assets	214,047	132,792
Total current assets	4,948,616	6,722,075

Marketable securities:
Held to maturity securities	373,668	761,842

Equipment and leasehold improvements	4,531,264	4,480,343
Less accumulated depreciation and amortization	(4,382,335)	(4,223,497)
Equipment and leasehold improvements, net	148,929	256,846

Cost method investment	-	275,000

	$5,471,213	$8,015,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,087	$179,584
Accrued liabilities:
Compensation and related expenses	238,144	244,290
Customer deposits	118,983	41,220
Other current liabilities	80,635	136,810
Income taxes payable	-	41,117
Total current liabilities	556,849	643,021

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,839,877 issued and outstanding at October 1, 2016 and October 3, 2015	183,988	183,988
Additional paid-in capital	4,124,006	4,110,096
Retained earnings	606,370	3,078,658
Total stockholders' equity	4,914,364	7,372,742

	$5,471,213	$8,015,763

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended October 1, 2016 and October 3, 2015

	2016	2015

Net sales	$2,522,934	$5,942,160
Cost of sales	2,013,653	2,577,131
Gross profit	509,281	3,365,029

Operating expenses:
Selling, general and administrative	2,670,622	2,940,147
Product development	827,987	2,299,671
Total operating expenses	3,498,609	5,239,818

Operating loss	(2,989,328)	(1,874,789)

Other income
Gain on sale of cost method investment	462,283	-
Investment income	11,293	18,263
Total other income	473,576	18,263

Loss before benefit for income taxes	(2,515,752)	(1,856,526)

Benefit for income taxes	(43,464)	(34,625)

Net loss	$(2,472,288)	$(1,821,901)

Net loss per common share
Basic	$(1.34)	$(0.99)
Diluted	$(1.34)	$(0.99)

Weighted average shares
Basic	1,839,877	1,839,327
Diluted	1,839,877	1,839,327

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended October 1, 2016 and October 3, 2015

	2016	2015

Operating activities:
Net loss	$(2,472,288)	$(1,821,901)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	158,838	199,251
Stock-based compensation	13,910	124,918
Adjustments to reduce inventory to net realizable value	212,753	687,843
Bad debt recovery	-	(25,000)
Amortization of premium on held to maturity securities	33,677	51,739
Unrealized loss on available for sale securities	-	(3,598)
Gain on sale of cost method investment	(462,283)	-

Changes in current assets and current liabilities:
Accounts receivable	1,679,007	(1,362,717)
Inventories	(25,711)	182,585
Other current assets	(5,438)	77,587
Customer deposits	77,763	(128,723)
Accounts payable and accrued liabilities	(163,935)	30,196

Cash used in operating activities	(953,707)	(1,987,820)

Investing activities:
Additions to equipment and leasehold improvements	(31,000)	(25,957)
Decrease (increase) in restricted cash	335,766	(14,663)
Purchase of cost method investment	-	(275,000)
Proceeds from maturities of marketable securities	300,000	1,718,409
Proceeds from sale of cost method investment	661,466	-

Cash provided by investing activities	1,266,232	1,402,789

Net increase (decrease) in cash and cash equivalents	312,525	(585,031)
Cash and cash equivalents at beginning of year	2,276,511	2,861,542

Cash and cash equivalents at end of year	$2,589,036	$2,276,511

Supplemental disclosures:

Escrow deposit held on sale of cost method investment	$75,817	$-
Transfer of inventory to equipment and leasehold improvements	19,920	-
Income taxes paid	1,856	982

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended October 1, 2016 and October 3, 2015

	2016	2015

Stockholders' Equity

Shares of common stock:
Beginning balance	1,839,877	1,838,921
Cashless exercise of stock options	-	956
Ending balance	1,839,877	1,839,877

Common stock at par value:
Beginning balance	$183,988	$183,892
Cashless exercise of stock options	-	96
Ending balance	183,988	183,988

Additional paid-in capital:
Beginning balance	$4,110,096	$3,986,996
Cashless exercise of stock options	-	(1,818)
Stock-based compensation	13,910	124,918
Ending balance	4,124,006	4,110,096

Other comprehensive income (loss):
Beginning balance	-	(3,598)
Unrealized gain (loss) on available for sale securities	-	3,598
Ending balance	-	-

Retained earnings:
Beginning balance	$3,078,658	$4,900,559
Net loss	(2,472,288)	(1,821,901)
Ending balance	606,370	3,078,658

Total stockholders’ equity	$4,914,364	$7,372,742

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

Technical Communications Corporation (“TCC”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are collectively referred to as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

The Company’s revenues have historically included significant transactions with foreign governments, U.S. government agencies and other organizations. The Company expects this to continue for the foreseeable future. The extent and timing of these transactions has in the past and will in the future have a significant impact on the cash flow and the earnings of the Company. Delays in the timing of significant expected sales transactions would have a significant negative effect on the Company’s operations. The Company has some ability to mitigate this effect through cost-cutting measures. The Company has incurred losses of approximately $8.4 million and negative cash flows from operations of approximately $4.5 million during the past five years, though we believe we will have sufficient cash resources for operations through at least the end of fiscal year 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At October 1, 2016 and October 3, 2015, the Company had restrictions on the use of cash which was used as collateral to secure outstanding letters of credit totaling $27,592 and $363,358, respectively.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Although an indicator of impairment of our long-lived assets did exist at October 1, 2016 and October 3, 2015, we determined that no impairment charge was required as an estimate of our future undiscounted cash flows was sufficient to recover the assets.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company recognizes product revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the fiscal years ended October 1, 2016 and October 3, 2015.

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

Notes to Consolidated Financial Statements (continued)

The fair value of options at date of grant was estimated with the following assumptions:

	October 1, 2016	October 3, 2015
Assumptions:
Option life	6.5 years	6.5 years
Risk-free interest rate	1.4%	1.8%
Stock volatility	60%	57%
Dividend yield	0%	0%

There were 14,000 options granted during each of the years ended October 1, 2016 and October 3, 2015. The weighted average grant date fair value of options granted during the years ended October 1, 2016 and October 3, 2015 was $1.67 and $2.27, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended October 1, 2016 and October 3, 2015:

	2016	2015
Cost of sales	$-	$12,849
Selling, general and administrative	11,549	43,231
Product development	2,361	68,838
Total stock-based compensation expense before taxes	$13,910	$124,918

A summary of the status of the Company’s nonvested options as of October 1, 2016 and changes during the year ended October 1, 2016, is presented below:

		Weighted Average Grant
	Shares	Date Fair Value

Nonvested options at October 3, 2015	18,060	$2.68
Grants	14,000	1.67
Vested	(4,640)	5.89
Cancellations/forfeitures	(720)	3.52
Nonvested options at October 1, 2016	26,700	$2.02

As of October 1, 2016, there was $47,412 of unrecognized compensation cost related to options outstanding. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the stock-based compensation cost is expected to be recognized is 3.95 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at October 1, 2016. There were an aggregate of 400,000 shares authorized for issuance under these plans, of which options to purchase 243,681 shares were outstanding at October 1, 2016. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of October 1, 2016, there were 46,219 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and options are no longer available for grant under such plan.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2015 and 2016:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 27, 2014	32,739	236,746	269,485	$8.74	5.46 years

Grants	14,000	-	14,000	4.05
Vested	(24,296)	24,296	-	11.38
Exercises	-	(5,288)	(5,288)	3.00
Cancellations/forfeitures	(4,383)	(18,833)	(23,216)	9.92

Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years

Grants	14,000	-	14,000	2.90
Vested	(4,640)	4,640	-	5.89
Exercises	-	-	-	-
Cancellations/forfeitures	(720)	(24,580)	(25,300)	3.46

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57 years

Information related to the stock options vested or expected to vest as of October 1, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	14,000	9.36	$2.90	-	$-
$3.01 - $4.00	2,500	0.37	4.00	2,500	4.00
$4.01 - $5.00	42,000	5.90	4.54	30,200	4.71
$5.01 - $10.00	61,400	3.90	7.56	60,500	7.59
$10.01 - $15.00	123,781	3.99	11.41	123,781	11.41
	243,681	4.57	$8.69	216,981	$9.33

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $0 as of October 1, 2016 and October 3, 2015. There were no stock options exercised during the year ended October 1, 2016. There were 5,288 options exercised during the year ended October 3, 2015 with a total intrinsic value of $5,605. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions for fiscal year 2016. For fiscal year 2015 the Company had $45,631 of uncertain tax positions, which expired in fiscal year 2016 as the statute of limitation was surpassed.

Notes to Consolidated Financial Statements (continued)

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  For each of the years ended October 1, 2016 and October 3, 2015 the Company recorded $1,100 in interest and tax penalties.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the fiscal years ended October 1, 2016 and October 3, 2015, there were no transfers between levels.

Notes to Consolidated Financial Statements (continued)

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of October 1, 2016 and October 3, 2015, in accordance with the fair value hierarchy as defined above. As of October 1, 2016 and October 3, 2015, the Company did not hold any assets classified as Level 2 or Level 3.

		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
October 3, 2015

Cash Equivalents
Mutual funds:
Money market funds	$1,385,201	$1,385,201	-
Total mutual funds	1,385,201	1,385,201	-

Total assets	$1,385,201	$1,385,201	$-

October 1, 2016

Cash Equivalents
Mutual funds:
Money market funds	$978,746	$978,746	-
Total mutual funds	978,746	978,746	-

Total assets	$978,746	$978,746	$-

There were no assets or liabilities measured at fair value on a nonrecurring basis at October 1, 2016 and October 3, 2015.

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

Research and Development

Research and development costs are included in product development expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $827,987 and $2,299,671 in 2016 and 2015, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of sales; such amounts were $1,177,734 and $222,569 in 2016 and 2015, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2016 fiscal year ended on October 1, 2016 and included 52 weeks. The 2015 fiscal year ended on October 3, 2015 and included 53 weeks.

Notes to Consolidated Financial Statements (continued)

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance. The guidance applies to all companies and is effective for the annual reporting periods ending after December 15, 2016, including interim periods within that reporting period.

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

Notes to Consolidated Financial Statements (continued)

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2016 and 2015 fiscal years but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)	Net Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 243,681 shares in fiscal year 2016 and 254,981 shares in fiscal year 2015.

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

Notes to Consolidated Financial Statements (continued)

As of October 1, 2016, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$978,746	$-	$-	$-	$978,746

As of October 1, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$99,461	$735,838	$2,503	$738,341

As of October 3, 2015, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$1,385,201	$-	$-	$-	$1,385,201

As of October 3, 2015, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$1,166,857	$14,367	$111,709	$1,069,515	$9,210	$1,078,725

The contractual maturities of held to maturity investments as of October 1, 2016 were as follows:

	Cost	Amortized Cost
Within 1 year	$411,364	$362,170
After 1 year through 5 years	412,366	373,668
	$823,730	$735,838

The Company’s available for sale securities were included in the cash and cash equivalents caption in the consolidated balance sheets.

(5)	Inventories

Inventories consist of the following:

	October 1, 2016	October 3, 2015

Finished goods	$19,167	$8,015
Work in process	360,738	662,575
Raw materials and supplies	1,264,017	1,180,295
Total inventories	$1,643,922	$1,850,885

As a result of changes in the market for certain Company products and the resulting excess quantities, carrying amounts for those inventories were reduced by approximately $213,000 and $667,000, during the years ended October 1, 2016 and October 3, 2015, respectively. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least possible.

Notes to Consolidated Financial Statements (continued)

(6) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	October 1,	October 3,	Estimated
	2016	2015	Useful Life

Engineering and manufacturing equipment	$2,124,486	$2,093,485	3-8 years
Demonstration equipment	841,966	828,306	3 years
Furniture and fixtures	1,020,862	1,014,602	3-8 years
Automobile	49,441	49,441	5 years
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,531,264	4,480,343
Less accumulated depreciation and amortization	(4,382,335)	(4,223,497)

Equipment and leasehold improvements, net	$148,929	$256,846

Depreciation expense was $158,838 and $199,251 for the fiscal years ended October 1, 2016 and October 3, 2015, respectively.

(7)	Leases

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. Future minimum lease payments under the remainder of this lease total $427,500 at October 1, 2016. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended October 1, 2016 and October 3, 2015 was $171,000.

(8)	Guarantees

The Company's products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table reflects changes in the Company's accrued warranty account:

	October 1, 2016	October 3, 2015
Beginning balance	$30,483	$41,532
Plus: accruals related to new sales	4,530	26,426
Less: payments and adjustments to prior period accruals	(28,413)	(37,475)

Ending balance	$6,600	$30,483

Notes to Consolidated Financial Statements (continued)

(9)	Income Taxes

The benefit for income taxes consists of the following:

	October 1, 2016	October 3, 2015
Current:
Federal	$(44,376)	$(35,537)
State	912	912
Total current taxes	(43,464)	(34,625)

Total benefit for income taxes	$(43,464)	$(34,625)

The benefit for income taxes are different from those that would be obtained by applying the statutory federal income tax rate to loss before income taxes due to the following:

	October 1, 2016		October 3, 2015
	Amount	Percent	Amount	Percent

Tax benefit at U.S. statutory rate	$(855,356)	(34.0)%	$(631,219)	(34.0)%
State income tax provision, net of federal benefit	(126,318)	(5.0)%	(29,977)	(1.6)%
Change in state effective rate	(127,485)	(5.0)%	(42,538)	(2.3)%
Stock compensation	1,208	0.1%	33,912	1.8%
Prior year true-up	(3,737)	(0.2)%	42,596	2.3%
Uncertain tax positions	(44,376)	(1.8)%	(35,198)	(1.9)%
Other	2,331	0.1%	12,939	0.7%
Valuation allowance	1,110,269	44.1%	614,860	33.1%

Total benefit for income taxes	$(43,464)	(1.7)%	$(34,625)	(1.9)%

Deferred income taxes consist of the following:

	October 1, 2016	October 3, 2015

Inventory differences	$1,497,123	$1,301,847
Net operating losses	1,973,189	1,110,378
Stock based compensation	213,506	219,454
Tax credits	186,180	148,893
Other	240,359	219,516
Total	4,110,357	3,000,088
Less: valuation allowance	(4,110,357)	(3,000,088)

Total	$-	$-

During fiscal year 2016 the change in the valuation allowance was $1,110,269 and related primarily to the net operating loss and inventory differences. During fiscal year 2014 the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2015 the change in the valuation allowance was $614,860 and related primarily to the net operating loss and inventory differences.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

Notes to Consolidated Financial Statements (continued)

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2013 through 2015 and for state purposes 2012 through 2015 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $128,080 available through fiscal year 2034 and net operating loss carryforwards of $5,164,740 available through fiscal year 2036. In addition, the Company has Massachusetts research credits of $97,708 available through fiscal year 2028 and net operating loss carryforwards of $4,475,077 available through fiscal year 2036.

The table below details the changes in uncertain tax positions, which if recognized would favorably impact our effective tax rate:

Balance at October 3, 2015	$45,631
Addition related to prior year positions	1,100
Reduction in uncertain tax positions, arising from lapses in statutes of limitation	(46,731)

Balance at October 1, 2016	$-

The additions to the Company’s total uncertain tax positions relates to accrued interest and penalties on research credits taken on a prior year state tax return.

(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2016 or 2015. The Company's matching contributions were $76,821 and $89,924 in fiscal years 2016 and 2015, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses accrued for executives at October 1, 2016 and October 3, 2015 or paid for those fiscal years.

(11)	Commitments and contingencies

At October 1, 2016, the Company had three outstanding letters of credit in the amounts of $14,662, $11,730 and $1,200, which are secured by collateralized bank accounts totaling $27,592. At October 3, 2015, the Company had four outstanding letters of credit in the amounts of $328,732, $16,364, $14,662 and $3,600, which are secured by collateralized bank accounts totaling $363,358.

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

Notes to Consolidated Financial Statements (continued)

(12)	Major Customers and Export Sales

In fiscal year 2016, the Company had three customers representing 90% (62%, 18% and 10%) of total net sales and at October 1, 2016 had two customers representing 100% (99% and 1%) of accounts receivable. In fiscal year 2015, the Company had three customers representing 81% (58%, 12% and 11%) of total net sales and at October 3, 2015 had two customers representing 100% (89% and 11%) of accounts receivable.

A breakdown of net sales is as follows:

	October 1, 2016	October 3, 2015

Domestic	$2,311,877	$2,192,660
Foreign	211,057	3,749,500

Total Sales	$2,522,934	$5,942,160

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	October 1, 2016	October 3, 2015
Europe	11.7%	-
Mid-East and Africa	67.6%	95.5%
Far East	20.7%	4.5%

The Company sold products to four different countries during the year ended October 1, 2016 and six different countries during the year ended October 3, 2015. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	October 1, 2016	October 3, 2015

Saudi Arabia	49.4%	2.7%
Philippines	20.7%	0.1%
Egypt	18.2%	92.7%
Serbia	11.7%	-
Other	-	4.5%

(13)	Shareholder Rights Plan

On August 7, 2014, the Board of Directors of the Company adopted a Stockholder Rights Plan to replace the Company's former plan, which had expired on August 5, 2014.  The new plan is substantially similar to the former plan, and was not adopted in response to any specific takeover threat.  In adopting the plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 18, 2014. Until the rights become exercisable, which occurs with certain exceptions when a person or affiliated group acquires 15% or more of TCC's common stock, they will trade automatically with the common stock and separate rights certificates will not be issued. Each right, once exercisable, will entitle the holder (other than rights owned by the acquiring person or group) to buy one share of the common stock at a price of $25 per share, subject to certain adjustments.  The rights can generally be redeemed by the Company at $.001 per right at any time prior to the close of business on the 10th business day after there has been a public announcement of the acquisition of beneficial ownership by any person or group of 15% or more of the company’s outstanding common stock, subject to certain exceptions. The rights will expire on August 6, 2024 unless earlier redeemed.

Notes to Consolidated Financial Statements (continued)

(14)	Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented a 10.8% ownership stake in the company at the time of purchase and was accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year. The escrow balance as of October 1, 2016 is included in other current assets within the accompanying consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Technical Communications Corporation:

Concord, Massachusetts

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary (the “Company”) as of October 1, 2016 and October 3, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of October 1, 2016 and October 3, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, Massachusetts

December 23, 2016

