Form 10-Q
period 2016-12-31
TECHNICAL COMMUNICATIONS CORP
filed 2017-02-14
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of February 3, 2017.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2016	October 1, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,405,512	$2,589,036
Restricted cash	27,592	27,592
Marketable securities - held to maturity	516,796	362,170
Accounts receivable - trade	528,947	111,849
Inventories, net	1,776,502	1,643,922
Other current assets	169,504	214,047
Total current assets	4,424,853	4,948,616

Marketable securities - held to maturity	212,493	373,668

Equipment and leasehold improvements	4,534,839	4,531,264
Less: accumulated depreciation and amortization	(4,423,669)	(4,382,335)
Equipment and leasehold improvements, net	111,170	148,929

Total Assets	$4,748,516	$5,471,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$199,087	$119,087
Accrued liabilities:
Accrued compensation and related expenses	195,181	238,144
Customer deposits	46,323	118,983
Other current liabilities	85,137	80,635

Total current liabilities	525,728	556,849
Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at December 31, 2016 and October 1, 2016	183,988	183,988
Additional paid-in capital	4,127,018	4,124,006
(Accumulated deficit) Retained earnings	(88,218)	606,370
Total stockholders’ equity	4,222,788	4,914,364

Total Liabilities and Stockholders’ Equity	$4,748,516	$5,471,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016

Net sales	$631,621	$979,402
Cost of sales	188,597	412,577
Gross profit	443,024	566,825

Operating expenses:
Selling, general and administrative	645,743	684,451
Product development	494,276	303,580
Total operating expenses	1,140,019	988,031

Operating loss	(696,995)	(421,206)

Other income:
Interest income	2,407	3,412

Net loss	$(694,588)	$(417,794)

Net loss per common share:
Basic	$(0.38)	$(0.23)
Diluted	$(0.38)	$(0.23)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016

Operating Activities:

Net loss	$(694,588)	$(417,794)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	41,334	46,324
Stock-based compensation	3,012	3,817
Amortization of premium on held to maturity securities	6,549	7,670

Changes in certain operating assets and liabilities:
Accounts receivable	(417,098)	(570,081)
Inventories	(132,580)	(45,877)
Other current assets	44,543	41,777
Customer deposits	(72,660)	26,587
Accounts payable and other accrued liabilities	41,539	(135,184)

Net cash used in operating activities	(1,179,949)	(1,042,761)

Investing Activities:
Additions to equipment and leasehold improvements	(3,575)	-
Proceeds from maturities of marketable securities	-	100,000

Net cash (used in) provided by investing activities	(3,575)	100,000

Net decrease in cash and cash equivalents	(1,183,524)	(942,761)

Cash and cash equivalents at beginning of the period	2,589,036	2,276,511

Cash and cash equivalents at end of the period	$1,405,512	$1,333,750

Supplemental Disclosures:

Income taxes paid	$856	$1,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2016 as filed with the SEC.

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through the end of calendar 2017. We also believe that in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will continue to make strategic reductions as appropriate. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes no allowance is needed, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At December 31, 2016 and October 1, 2016, we recorded a full valuation allowance against our net deferred tax assets of approximately $4.1 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At December 31, 2016 and October 1, 2016, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended December 31, 2016 and the year ended October 1, 2016, there were no transfers between levels.

As of December 31, 2016 and October 1, 2016, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At December 31, 2016 and October 1, 2016, the Level 1 assets measured at fair value consisted of money market funds valued at $ 977,265 and $978,746, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2016 or October 1, 2016.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three month periods ended December 31, 2016 and January 2, 2016.

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

There were no options granted during the three month periods ended December 31, 2016 and January 2, 2016.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three month periods ended December 31, 2016 and January 2, 2016:

	2017	2016

Selling, general and administrative expenses	$2,740	$2,449
Product development expenses	272	1,368
Total share-based compensation expense before taxes	$3,012	$3,817

As of December 31, 2016 and January 2, 2016, there was $43,006 and $34,390, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 31, 2016 and January 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 3.8 and 4.2 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at December 31, 2016. There are an aggregate of 400,000 shares authorized for issuance under these plans, of which options to purchase 242,181 shares were outstanding at December 31, 2016. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 31, 2016, there were 47,719 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and options are no longer available for grant under such plan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first three months of fiscal 2017:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57 years

Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	(600)	(900)	(1,500)	4.88

Outstanding, December 31, 2016	26,100	216,081	242,181	$8.71	4.31 years

Information related to the stock options vested and expected to vest as of December 31, 2016 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	14,000	9.11	$2.90	-	-
$3.01 - $4.00	2,500	0.12	$4.00	2,500	$4.00
$4.01 - $5.00	40,500	5.63	$4.52	29,300	$4.71
$5.01 - $10.00	61,400	3.66	$7.57	60,500	$7.59
$10.01 - $15.00	123,781	3.73	$11.41	123,781	$11.41
	242,181	4.31	$8.71	216,081	$9.34

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 31, 2016 and January 2, 2016 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	December 31, 2016	October 1, 2016

Finished goods	$24,458	$19,167
Work in process	529,072	360,738
Raw materials	1,222,972	1,264,017
	$1,776,502	$1,643,922

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 31, 2016 and January 2, 2016 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Loss Per Share

Outstanding potentially dilutive stock options which were not included in the net loss per share amounts as their effect would have been anti-dilutive were as follows: 242,181 shares at December 31, 2016 and 243,981 shares at January 2, 2016.

NOTE 5.	Major Customers and Export Sales

During the three months ended December 31, 2016, the Company had two customers that represented 96% (84% and 12%, respectively) of net sales as compared to the three months ended January 2, 2016, during which two customers represented 87% (47% and 40%, respectively) of net sales.

A breakdown of foreign and domestic net sales for first quarters of fiscal 2017 and 2016 is as follows:

	Fiscal Year
	2017	2016

Domestic	$531,789	$896,865
Foreign	99,832	82,537
Total sales	$631,621	$979,402

The Company sold products into three countries during the three month period ended December 31, 2016 and two countries during the three month period ended January 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2017 and 2016.

	Fiscal Year
	2017	2016

Jordan	78%	-
Taiwan	16%	-
Saudi Arabia	6%	54%
Egypt	-	46%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2017 and 2016 is as follows:

	Fiscal Year
	2017	2016

Mid-East and Africa	84%	100%
Far East	16%	-

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of December 31, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$977,265	$-	$-	$977,265

As of December 31, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$106,010	$729,289	$858	$730,147

As of October 1, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$978,746	$-	$-	$978,746

As of October 1, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$99,461	$735,838	$2,503	$738,341

The contractual maturities of held to maturity investments as of December 31, 2016 were as follows:

	Cost	Amortized Cost

Within 1 year	$589,457	$516,796
After 1 year through 5 years	234,273	212,493
	$823,730	$729,289

The Company’s available for sale securities were included in cash and cash equivalents at December 31, 2016 and October 1, 2016.

NOTE 7	Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. Our investment represented a 10.8% ownership stake in the company at the time of purchase and was accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year. The escrow balance as of December 31, 2016 is included in other current assets within the accompanying consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended October 1, 2016.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since October 1, 2016, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 as filed with the SEC.

Results of Operations

Three Months ended December 31, 2016 as compared to Three Months ended January 2, 2016

Net Sales

Net sales for the quarter ended December 31, 2016 were $632,000, compared to $979,000 for the quarter ended January 2, 2016, a decrease of 35%. Sales for the first quarter of fiscal 2017 consisted of $532,000, or 84%, from domestic sources and $100,000, or 16%, from international customers as compared to the same period in fiscal 2016, during which sales consisted of $897,000, or 92%, from domestic sources and $82,000, or 8%, from international customers.

Foreign sales consisted of shipments to three countries during the quarter ended December 31, 2016 and two countries during the quarter ended January 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2017 and 2016:

	2017	2016

Jordan	$78,000	$-
Taiwan	16,000	-
Saudi Arabia	6,000	44,000
Egypt	-	38,000
	$100,000	$82,000

For the three months ended December 31, 2016, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $531,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $78,000 during the quarter. We also sold our internet protocol encryptor to a customer in Taiwan amounting to $16,000.

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

Gross Profit

Gross profit for the first quarter of fiscal 2017 was $443,000, compared to gross profit of $567,000 for the same period of fiscal 2016. Gross profit expressed as a percentage of sales was 70% for the first quarter of fiscal 2017 as compared to 58% for the same period in fiscal 2016, which increase was due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2017 were $645,000, compared to $684,000 for the same quarter in fiscal 2016. This decrease of $39,000, or 6%, was attributable to a decrease in and general and administrative expenses of $53,000, which was partially offset by an increase in selling and marketing expenses of $14,000 during the three months ended December 31, 2016.

The decrease in general and administrative expenses for the three months ended December 31, 2016 was primarily attributable to decreases in personnel-related costs of $25,000, charitable contributions of $20,000 and other public company expenses of $15,000.

The increase in selling and marketing expenses for the three months ended December 31, 2016 was primarily attributable to an increase in product demonstration costs of $119,000 and product evaluation costs of $12,000. These increases were partially offset by decreases in commissions and outside sales and marketing agreements of $51,000, engineering sales support of $32,000, travel expenses of $7,000, marketing expenses of $7,000 and bank fees of $5,000 during the period.

Product Development Costs

Product development costs for the quarter ended December 31, 2016 were $494,000, compared to $304,000 for the quarter ended January 2, 2016. This increase of $190,000, or 63%, was attributable to a reduction in billable engineering services contracts during the first quarter of fiscal 2017 that resulted in increased product development costs of $201,000. This increase was partially offset by a decrease in personnel-related costs of $8,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $390,000 of billable engineering services revenue generated during the first quarter of fiscal 2016 and none in the first quarter of fiscal 2017.

Net Loss

The Company incurred a net loss of $695,000 for the first quarter of fiscal 2017, compared to a net loss of $418,000 for the same period of fiscal 2016. This increase in net loss is primarily attributable to a 15% increase in operating expenses and a 22% decrease in gross profit during the first quarter of fiscal 2017.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 31, 2016, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at December 31, 2016 totaled $2,135,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through the end of calendar year 2017. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 31,	January 2,
	2016	2016

Net loss	$(695,000)	$(418,000)
Changes not affecting cash	51,000	58,000
Changes in assets and liabilities	(536,000)	(683,000)

Cash used in operating activities	(1,180,000)	(1,043,000)
Cash (used in) provided by investing activities	(3,000)	100,000

Net change in cash and cash equivalents	(1,183,000)	(943,000)
Cash and cash equivalents - beginning of period	2,589,000	2,277,000

Cash and cash equivalents - end of period	$1,406,000	$1,334,000

Operating Activities

The Company used approximately $137,000 more cash for operating activities in the first three months of fiscal 2017 compared to the same period in fiscal 2016. This increase was primarily attributable to an increase in net loss, offset by an overall decrease in accounts payable and accrued expenses during the three month period ended December 31, 2016.

Investing Activities

Cash provided by investing activities during the first three months of fiscal 2017 decreased by approximately $100,000 compared to the same period in fiscal 2016. This change is primarily attributable to the maturity of short-term investments in marketable securities during the first three months of 2016.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the three month periods ended December 31, 2016 and January 2, 2016 was $43,000.

Backlog

Backlog at December 31, 2016 and October 1, 2016 amounted to $2,000,000 and $313,000, respectively. The orders in backlog at December 31, 2016 are expected to ship over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 31, 2016 and October 1, 2016, the Company had three outstanding letters of credit in the amounts of $15,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $28,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the three months ended December 31, 2016 and January 2, 2016, the Company spent $494,000 and $304,000, respectively, on internal product development. The Company also spent $217,000 on billable development efforts during the first three months of fiscal 2016. There were no billable development efforts during the first quarter of fiscal 2017. The Company’s total product development costs during the first quarter of fiscal 2017 were 5% lower than the same period in fiscal 2016 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2017 will be consistent with fiscal 2016 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of calendar year 2017. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company is currently evaluating the impact of this guidance. The guidance applies to all companies and is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the 2016 fiscal year and the first quarter of fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 14, 2017	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 14, 2017	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer