Form 10-Q
period 2017-04-01
TECHNICAL COMMUNICATIONS CORP
filed 2017-05-16
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of May 5, 2017.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	April 1, 2017	October 1, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,128,160	$2,589,036
Restricted cash	12,930	27,592
Marketable securities - held to maturity	622,602	362,170
Accounts receivable - trade	895,974	111,849
Inventories, net	1,834,011	1,643,922
Other current assets	179,558	214,047
Total current assets	4,673,235	4,948,616

Marketable securities - held to maturity	-	373,668

Equipment and leasehold improvements	4,534,839	4,531,264
Less: accumulated depreciation and amortization	(4,448,943)	(4,382,335)
Equipment and leasehold improvements, net	85,896	148,929

Total Assets	$4,759,131	$5,471,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$91,153	$119,087
Accrued liabilities:
Accrued compensation and related expenses	258,370	238,144
Customer deposits	11,468	118,983
Other current liabilities	44,074	80,635

Total current liabilities	405,065	556,849

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at April 1, 2017 and October 1, 2016	183,988	183,988
Additional paid-in capital	4,130,646	4,124,006
Retained earnings	39,432	606,370
Total stockholders’ equity	4,354,066	4,914,364

Total Liabilities and Stockholders’ Equity	$4,759,131	$5,471,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016

Net sales	$1,385,086	$557,432
Cost of sales	238,290	358,379
Gross profit	1,146,796	199,053

Operating expenses:
Selling, general and administrative	544,896	724,643
Product development	476,507	202,228
Total operating expenses	1,021,403	926,871

Operating income (loss)	125,393	(727,818)

Other income:
Gain on sale of cost method investment	-	462,283
Interest income	2,257	2,788
Total other income	2,257	465,071

Net income (loss)	$127,650	$(262,747)

Net income (loss) per common share:
Basic	$0.07	$(0.14)
Diluted	$0.07	$(0.14)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	April 1, 2017	April 2, 2016

Net sales	$2,016,707	$1,536,834
Cost of sales	426,887	770,956
Gross profit	1,589,820	765,878

Operating expenses:
Selling, general and administrative	1,190,639	1,409,094
Product development	970,783	505,808
Total operating expenses	2,161,422	1,914,902

Operating loss	(571,602)	(1,149,024)

Other income:
Gain on sale of cost method investment	-	462,283
Interest income	4,664	6,200
Total other income	4,664	468,483

Net loss	$(566,938)	$(680,541)

Net loss per common share:
Basic	$(0.31)	$(0.37)
Diluted	$(0.31)	$(0.37)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 1, 2017	April 2, 2016

Operating Activities:

Net loss	$(566,938)	$(680,541)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	66,608	82,228
Stock-based compensation	6,640	6,392
Amortization of premium on held to maturity securities	13,236	18,345
Gain on sale of cost method investment	-	(462,283)

Changes in certain operating assets and liabilities:
Accounts receivable	(784,125)	1,619,890
Inventories	(190,089)	(87,585)
Other current assets	(41,328)	(50,769)
Customer deposits	(107,515)	18,979
Accounts payable and other accrued liabilities	(44,269)	(86,666)

Net cash (used in) provided by operating activities	(1,647,780)	377,990

Investing Activities:

Proceeds from sale of cost method investment	75,817	661,466
Additions to equipment and leasehold improvements	(3,575)	(31,000)
Decrease in restricted cash	14,662	15,164
Proceeds from maturities of marketable securities	100,000	200,000

Net cash provided by investing activities	186,904	845,630

Net (decrease) increase in cash and cash equivalents	(1,460,876)	1,223,620

Cash and cash equivalents at beginning of the period	2,589,036	2,276,511

Cash and cash equivalents at end of the period	$1,128,160	$3,500,131

Supplemental Disclosures:

Income taxes paid	$856	$1,856

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through April 1, 2018. We also believe that in the long term, based on current and anticipated billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will continue to make strategic reductions as appropriate. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes no allowance currently is needed, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At April 1, 2017 and October 1, 2016, we recorded a full valuation allowance against our net deferred tax assets of approximately $4.1 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The Company follows FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At April 1, 2017 and October 1, 2016, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended April 1, 2017 and the year ended October 1, 2016, there were no transfers between levels.

As of April 1, 2017 and October 1, 2016, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At April 1, 2017 and October 1, 2016, the Level 1 assets measured at fair value consisted of money market funds valued at $586,035 and $978,746, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at April 1, 2017 or October 1, 2016.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the six month periods ended April 1, 2017 and April 2, 2016.

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

There were 14,000 options granted during each of the six month periods ended April 1, 2017 and April 2, 2016.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and six month periods ended April 1, 2017 and April 2, 2016:

	April 1, 2017		April 2, 2016
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	3,361	6,100	2,231	4,680
Product development expenses	268	540	343	1,712
Total share-based compensation expense before taxes	$3,629	$6,640	$2,574	$6,392

As of April 1, 2017 and April 2, 2016, there was $62,636 and $55,165, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of April 1, 2017 and April 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 4.1 and 4.4 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at April 1, 2017. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 252,114 shares were outstanding at April 1, 2017. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of April 1, 2017, there were 236,853 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and options are no longer available for grant under such plan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first six months of fiscal 2017:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57 years
Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	(600)	(900)	(1,500)	4.88

Outstanding, December 31, 2016	26,100	216,081	242,181	$8.71	4.31 years
Grants	14,000	-	14,000	2.50
Vested	(2,800)	2,800	-	2.90
Exercises	-	-	-
Cancellations/forfeitures	-	(4,067)	(4,067)	6.89

Outstanding, April 1, 2017	37,300	214,814	252,114	$8.40	4.43 years

Information related to the stock options vested and expected to vest as of April 1, 2017 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	28,000	9.37	$2.70	2,800	$2.90
$4.01 - $5.00	40,500	5.38	$4.52	29,300	$4.71
$5.01 - $10.00	61,400	3.41	$7.57	60,500	$7.59
$10.01 - $15.00	122,214	3.49	$11.41	122,214	$11.41
	252,114	4.43	$8.40	214,814	$9.31

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of April 1, 2017 and April 2, 2016 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	April 1, 2017	October 1, 2016

Finished goods	$166,718	$19,167
Work in process	530,822	360,738
Raw materials	1,136,471	1,264,017
	$1,834,011	$1,643,922

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended April 1, 2017 and April 2, 2016 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Net Income / Loss Per Common Share

Outstanding potentially dilutive stock options, which were not included in the net income / loss per common share amounts as their effect would have been anti-dilutive, were as follows: 252,114 shares at April 1, 2017 and 257,981 shares at April 2, 2016.

NOTE 5.	Major Customers and Export Sales

During each of the three month periods ended April 1, 2017 and April 2, 2016, the Company had one customer that represented 90% of net sales. During the six months ended April 1, 2017, the Company had one customer that represented 88% of net sales as compared to the six months ended April 2, 2016, during which two customers represented 88% (58% and 30%, respectively) of net sales.

A breakdown of foreign and domestic net sales for the three and six month periods ended April 1, 2017 and April 2, 2016 is as follows:

	April 1, 2017		April 2, 2016
	3 months	6 months	3 months	6 months

Domestic	$1,251,933	$1,783,722	$537,236	$1,434,101
Foreign	133,153	232,985	20,196	102,733
Total sales	$1,385,086	$2,016,707	$557,432	$1,536,834

The Company sold products into three foreign countries during the three month period ended April 1, 2017 and one foreign country during the three month period ended April 2, 2016. The Company sold products into four foreign countries during the six month period ended April 1, 2017 and three foreign countries during the six month period ended April 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	April 1, 2017		April 2, 2016
	3 months	6 months	3 months	6 months

Saudi Arabia	72%	43%	-	43%
Jordan	21%	46%	-	-
Philippines	7%	4%	100%	20%
Egypt	-	-	-	37%
Other	-	7%	-	-

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	April 1, 2017		April 2, 2016
	3 months	6 months	3 months	6 months
(excluding the U.S.)
Mid-East and Africa	92%	89%	-	80%
Far East	8%	11%	100%	20%

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of April 1, 2017, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$586,035	$-	$-	$586,035

As of April 1, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$706,370	$10,833	$94,601	$622,602	$1,060	$623,662

As of October 1, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$978,746	$-	$-	$978,746

As of October 1, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$99,461	$735,838	$2,503	$738,341

The contractual maturities of held to maturity investments as of April 1, 2017 were all within one year.

The Company’s available for sale securities were included in cash and cash equivalents at April 1, 2017 and October 1, 2016.

NOTE 7	Cost Method Investment

On October 30, 2014, the Company made an investment of $275,000 to purchase 11,000 shares of common stock of PulsedLight, Inc., an early stage start-up company located in Bend, Oregon. The investment represented a 10.8% ownership stake in the company at the time of purchase and was accounted for utilizing the cost method of accounting. On January 12, 2016, the Company entered into an agreement to sell its shares in PulsedLight, Inc. The net proceeds to the Company after closing costs and certain liabilities amounted to $737,283, of which the Company received $661,466 at closing and of which $75,817 was deposited in an escrow account in accordance with the terms of the sale that required 10% of the proceeds to be held in escrow for one year. The escrow balance as of October 1, 2016 is included in other current assets within the accompanying consolidated balance sheet. The escrow balance was received by the Company in January 2017.

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

Results of Operations

Three Months ended April 1, 2017 compared to Three Months ended April 2, 2016

Net Sales

Net sales for the quarter ended April 1, 2017 were $1,385,000, compared to $557,000 for the quarter ended April 2, 2016, an increase of 149%. Sales for the second quarter of fiscal 2017 consisted of $1,252,000, or 90%, from domestic sources and $133,000, or 10%, from international customers as compared to the same period in fiscal 2016, during which sales consisted of $537,000, or 96%, from domestic sources and $20,000, or 4%, from international customers.

Foreign sales consisted of shipments to three countries during the quarter ended April 1, 2017 and one country during the quarter ended April 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2017 and 2016:

	2017	2016

Saudi Arabia	$95,000	$-
Jordan	28,000	-
Philippines	10,000	20,000
	$133,000	$20,000

For the three months ended April 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $1,250,000. We sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000. The Company also made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $28,000 during the quarter.

For the three months ended April 2, 2016, we recorded revenue under an engineering services contract amounting to $501,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a foreign customer amounting to $20,000 and our telephone and fax encryptors to a domestic customer for use in a Middle Eastern country amounting to $25,000 during the quarter.

Gross Profit

Gross profit for the second quarter of fiscal 2017 was $1,147,000, compared to gross profit of $199,000 for the same period of fiscal 2016. Gross profit expressed as a percentage of sales was 83% for the second quarter of fiscal 2017 as compared to 36% for the same period in fiscal 2016, which increase was due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2017 were $545,000, compared to $725,000 for the same quarter in fiscal 2016. This decrease of $180,000, or 25%, was attributable to a decrease in general and administrative expenses of $57,000 and a decrease in selling and marketing expenses of $123,000 during the three months ended April 1, 2017.

The decrease in general and administrative expenses for the three months ended April 1, 2017 was primarily attributable to decreases in personnel-related costs of $33,000, other public company expenses of $15,000 and training expenses of $2,000.

The decrease in selling and marketing expenses for the three months ended April 1, 2017 was primarily attributable to decreases in product evaluation costs of $89,000, outside sales and marketing agreements of $45,000, personnel-related costs of $19,000, engineering sales support of $11,000, travel expenses of $5,000, marketing expenses of $4,000, consulting expenses of $3,000 and bank fees of $2,000. These decreases were offset by increases in bid and proposal efforts of $28,000, product demonstration costs of $10,000 and commissions of $19,000 during the period.

Product Development Costs

Product development costs for the quarter ended April 1, 2017 were $477,000, compared to $202,000 for the quarter ended April 2, 2016. This increase of $275,000, or 136%, was attributable to a reduction in billable engineering services contracts during the second quarter of fiscal 2017 that resulted in increased product development costs of $274,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $501,000 of billable engineering services revenue generated during the second quarter of fiscal 2016 and none in the second quarter of fiscal 2017.

Net Income / Loss

The Company generated net income of $128,000 for the second quarter of fiscal 2017, compared to a net loss of $263,000 for the same period of fiscal 2016. This increase in net income is primarily attributable to a 476% increase in gross profit and a 25% decrease in selling, general and administrative expenses, partially offset by a 136% increase in product development costs during the second quarter of fiscal 2017.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of April 1, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Six Months ended April 1, 2017 compared to Six Months ended April 2, 2016

Net Sales

Net sales for the six months ended April 1, 2017 were $2,017,000, compared to $1,537,000 for the six months ended April 2, 2016, an increase of 31%. Sales for the first six months of fiscal 2017 consisted of $1,784,000, or 88%, from domestic sources and $233,000, or 12%, from international customers as compared to the same period in fiscal 2016, during which sales consisted of $1,434,000, or 93%, from domestic sources and $103,000, or 7%, from international customers.

Foreign sales consisted of shipments to four countries during the six months ended April 1, 2017 and three countries during the six months ended April 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2017 and 2016:

15

	2017	2016

Jordan	$106,000	$-
Saudi Arabia	101,000	44,000
Other	26,000	59,000
	$233,000	$103,000

For the six months ended April 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $1,781,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $106,000 during the period. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000.

For the six months ended April 2, 2016, we recorded revenue under an engineering services contract amounting to $891,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $464,000 during the period.

Gross Profit

Gross profit for the first six months of fiscal 2017 was $1,590,000, compared to gross profit of $766,000 for the same period of fiscal 2016. Gross profit expressed as a percentage of sales was 79% for the first six months of fiscal 2017 compared to 50% for the same period in fiscal 2016, which increase was due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2017 were $1,191,000, compared to $1,409,000 for the same period in fiscal 2016. This decrease of $218,000, or 15%, was attributable to a decrease in and general and administrative expenses of $109,000 and a decrease in selling and marketing expenses of $109,000 during the six months ended April 1, 2017.

The decrease in general and administrative expenses for the six months ended April 1, 2017 was primarily attributable to decreases in personnel-related costs of $59,000, charitable contributions of $20,000, other public company expenses of $30,000 and training expenses of $6,000.

The decrease in selling and marketing expenses for the six months ended April 1, 2017 was primarily attributable to decreases in outside sales and marketing agreements of $90,000, product evaluation costs of $77,000, engineering sales support of $42,000, personnel-related costs of $22,000, travel expenses of $13,000, marketing expenses of $11,000 and bank fees of $7,000. These decreases were offset by increases in product demonstration costs of $129,000 and bid and proposal efforts of $25,000 during the period.

Product Development Costs

Product development costs for the six months ended April 1, 2017 were $971,000, compared to $506,000 for the six months ended April 2, 2016. This increase of $465,000, or 92%, was attributable to a reduction in billable engineering services contracts during the first six months of fiscal 2017 that resulted in increased product development costs of $476,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $891,000 of billable engineering services revenue generated during the first six months of fiscal 2016 and none in the first six months of fiscal 2017.

Net Loss

The Company incurred a net loss of $567,000 for the first six months of fiscal 2017, compared to a net loss of $681,000 for the same period of fiscal 2016. This decrease in net loss is primarily attributable to a 108% increase in gross profit and a 15% decrease in selling, general and administrative expenses, which were partially offset by a 92% increase in product development costs during the first six months of fiscal 2017.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of April 1, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains strong. Our cash, cash equivalents and marketable securities at April 1, 2017 totaled $1,751,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through April 1, 2018. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	April 1,	April 2,
	2017	2016

Net loss	$(567,000)	$(681,000)
Changes not affecting cash	86,000	(355,000)
Changes in assets and liabilities	(1,167,000)	1,414,000

Cash (used in) provided by operating activities	(1,648,000)	378,000
Cash provided by investing activities	187,000	845,000

Net change in cash and cash equivalents	(1,461,000)	1,223,000
Cash and cash equivalents - beginning of period	2,589,000	2,277,000

Cash and cash equivalents - end of period	$1,128,000	$3,500,000

Operating Activities

The Company used approximately $2,026,000 more cash for operating activities in the first six months of fiscal 2017 compared to the same period in fiscal 2016. This increase was primarily attributable to an increase in accounts receivable of $784,000 as compared to a decrease in accounts receivable of $1,612,000 in fiscal 2016, resulting in a net use of cash of $2,396,000. This increase in use of cash was partially offset by the gain on sale of cost method investment of $462,000 during the six month period ended April 2, 2016.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2017 decreased by approximately $658,000 compared to the same period in fiscal 2016. This change is primarily attributable to the proceeds from the sale of the cost method investment of $661,000 during the first six months of 2016.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the six month periods ended April 1, 2017 and April 2, 2016 was $86,000.

Backlog

Backlog at April 1, 2017 and October 1, 2016 amounted to $802,000 and $313,000, respectively. The orders in backlog at April 1, 2017 are expected to ship over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At April 1, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000 and at October 1, 2016, the Company had three outstanding letters of credit in the amounts of $15,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $13,000 and $28,000, respectively. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the six months ended April 1, 2017 and April 2, 2016, the Company spent $971,000 and $506,000, respectively, on internal product development. The Company also spent $485,000 on billable development efforts during the first six months of fiscal 2016. There were no billable development efforts during the first six months of fiscal 2017. The Company’s total product development costs during the first six months of fiscal 2017 were 2% lower than the same period in fiscal 2016 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that the total development expenses for fiscal 2017 will be consistent with fiscal 2016 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least April 1, 2018. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2017.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance and is still considering whether it will have a material effect on the Company’s consolidated financial statements. This guidance will become effective for TCC as of the beginning of our 2019 fiscal year.

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

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable for the Company beginning in the first quarter of our 2018 fiscal year, and the adoption of this standard is not expected to have a material impact on our financial statements.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the first six months of fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 13, 2017, the Company held its 2017 annual meeting of shareholders at its executive offices in Concord, MA. At such meeting, the Company’s shareholders chose, on a non-binding, advisory basis, to vote annually on the compensation of the Company’s named executive officers. The determination to conduct an annual vote was adopted by the Company’s Board of Directors at its quarterly meeting held on May 4, 2017.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 16, 2017	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

May 16, 2017	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

