Form 10-Q
period 2017-07-01
TECHNICAL COMMUNICATIONS CORP
filed 2017-08-15
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,839,877 shares of Common Stock, $0.10 par value, outstanding as of August 5, 2017.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	July 1, 2017	October 1, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,529,870	$2,589,036
Restricted cash	12,930	27,592
Marketable securities - held to maturity	415,426	362,170
Accounts receivable - trade	421,572	111,849
Inventories, net	1,771,462	1,643,922
Other current assets	157,029	214,047
Total current assets	4,308,289	4,948,616

Marketable securities - held to maturity	-	373,668

Equipment and leasehold improvements	4,534,839	4,531,264
Less: accumulated depreciation and amortization	(4,465,476)	(4,382,335)
Equipment and leasehold improvements, net	69,363	148,929

Total Assets	$4,377,652	$5,471,213

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$102,332	$119,087
Accrued liabilities:
Accrued compensation and related expenses	201,911	238,144
Customer deposits	8,644	118,983
Other current liabilities	51,020	80,635

Total current liabilities	363,907	556,849
Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at July 1, 2017 and October 1, 2016	183,988	183,988
Additional paid-in capital	4,134,815	4,124,006
(Accumulated deficit)/Retained earnings	(305,058)	606,370
Total stockholders’ equity	4,013,745	4,914,364

Total Liabilities and Stockholders’ Equity	$4,377,652	$5,471,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 1, 2017	July 2, 2016

Net sales	$1,067,786	$581,377
Cost of sales	528,322	626,280
Gross profit (loss)	539,464	(44,903)

Operating expenses:
Selling, general and administrative	478,654	717,561
Product development	407,106	214,988
Total operating expenses	885,760	932,549

Operating loss	(346,296)	(977,452)

Other income:
Interest income	1,806	2,580
Total other income	1,806	2,580

Loss before benefit from income taxes	(344,490)	(974,872)

Benefit from income taxes	-	(43,464)

Net loss	$(344,490)	$(931,408)

Net loss per common share:
Basic	$(0.19)	$(0.51)
Diluted	$(0.19)	$(0.51)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	July 1, 2017	July 2, 2016

Net sales	$3,084,493	$2,118,211
Cost of sales	955,209	1,397,236
Gross profit	2,129,284	720,975

Operating expenses:
Selling, general and administrative	1,669,293	2,126,655
Product development	1,377,889	720,796
Total operating expenses	3,047,182	2,847,451

Operating loss	(917,898)	(2,126,476)

Other income:
Gain on sale of cost method investment	-	462,283
Interest income	6,470	8,780
Total other income	6,470	471,063

Loss before benefit from income taxes	(911,428)	(1,655,413)

Benefit from income taxes	-	(43,464)

Net loss	$(911,428)	$(1,611,949)

Net loss per common share:
Basic	$(0.50)	$(0.88)
Diluted	$(0.50)	$(0.88)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 1, 2017	July 2, 2016

Operating Activities:

Net loss	$(911,428)	$(1,611,949)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	83,141	118,273
Stock-based compensation	10,809	10,632
Amortization of premium on held to maturity securities	20,412	24,736
Gain on sale of cost method investment	-	(462,283)

Changes in certain operating assets and liabilities:
Accounts receivable	(309,723)	1,404,645
Inventories	(127,540)	84,138
Other current assets	(18,799)	(35,725)
Customer deposits	(110,339)	12,205
Accounts payable and other accrued liabilities	(82,603)	(191,336)

Net cash used in operating activities	(1,446,070)	(646,664)

Investing Activities:

Proceeds from sale of cost method investment	75,817	661,466
Additions to equipment and leasehold improvements	(3,575)	(31,000)
Decrease in restricted cash	14,662	7,034
Proceeds from maturities of marketable securities	300,000	200,000

Net cash provided by investing activities	386,904	837,500

Net (decrease) increase in cash and cash equivalents	(1,059,166)	190,836

Cash and cash equivalents at beginning of the period	2,589,036	2,276,511

Cash and cash equivalents at end of the period	$1,529,870	$2,467,347

Supplemental Disclosures:

Income taxes paid	$856	$1,856
Escrow deposit held on sale of cost method investment	-	75,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC” or “We”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017.

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

It is anticipated that cash from operations will fund our near-term research and development and marketing activities at least through July 1, 2018. We also believe that in the long term, based on current and anticipated billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. We plan to continue to closely monitor operating expenses and will continue to make strategic reductions as appropriate. In circumstances where resources may be insufficient, the Company will look to other sources of financing, including debt and/or equity investments, although we can give no assurances that the Company will be successful in obtaining such financing.

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to revenue recognition, going concern, inventory reserves, receivable reserves, marketable securities, impairment of long-lived assets, income taxes, fair value of financial instruments and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At July 1, 2017 and October 1, 2016, we recorded a full valuation allowance against our net deferred tax assets of approximately $4.1 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At July 1, 2017 and October 1, 2016, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended July 1, 2017 and the year ended October 1, 2016, there were no transfers between levels.

As of July 1, 2017 and October 1, 2016, the Company did not hold any assets or liabilities measured at fair value on a recurring basis classified as Level 2 or Level 3. At July 1, 2017 and October 1, 2016, the Level 1 assets measured at fair value consisted of money market mutual funds valued at $794,228 and $978,746, respectively.

There were no assets or liabilities measured at fair value on a nonrecurring basis at July 1, 2017 or October 1, 2016.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the nine month periods ended July 1, 2017 and July 2, 2016.

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

There were 14,000 options granted during each of the nine month periods ended July 1, 2017 and July 2, 2016.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and nine month periods ended July 1, 2017 and July 2, 2016:

	July 1, 2017		July 2, 2016
	3 months	9 months	3 months	9 months

Selling, general and administrative expenses	3,896	9,998	3,896	8,576
Product development expenses	272	811	344	2,056
Total share-based compensation expense before taxes	$4,168	$10,809	$4,240	$10,632

As of July 1, 2017 and July 2, 2016, there was $58,468 and $50,421, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of July 1, 2017 and July 2, 2016, the weighted average period over which the compensation expense is expected to be recognized is 4.1 and 4.2 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at July 1, 2017. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 251,714 shares were outstanding at July 1, 2017. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of July 1, 2017, there were 236,853 shares available for grant under the 2010 Equity Incentive Plan. On May 5, 2015 the 2005 Non-Statutory Stock Option Plan expired and options are no longer available for grant under such plan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first nine months of fiscal 2017:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57 years
Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	(600)	(900)	(1,500)	4.88

Outstanding, December 31, 2016	26,100	216,081	242,181	$8.71	4.31 years
Grants	14,000	-	14,000	2.50
Vested	(2,800)	2,800	-	2.90
Exercises	-	-	-
Cancellations/forfeitures	-	(4,067)	(4,067)	6.89

Outstanding, April 1, 2017	37,300	214,814	252,114	$8.40	4.43 years
Grants	-	-	-
Vested	(3,100)	3,100	-	4.25
Exercises	-	-	-
Cancellations/forfeitures	-	(400)	(400)	5.15

Outstanding, July 1, 2017	34,200	217,514	251,714	$8.40	4.18 years

Information related to the stock options vested and expected to vest as of July 1, 2017 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	28,000	9.12	$2.70	2,800	$2.90
$4.01 - $5.00	40,500	5.13	$4.52	32,100	$4.65
$5.01 - $10.00	61,000	3.18	$7.58	60,400	$7.60
$10.01 - $15.00	122,214	3.24	$11.41	122,214	$11.41
	251,714	4.18	$8.40	217,514	$9.24

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of July 1, 2017 and July 2, 2016 was $0. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 2.	Inventories

Inventories consisted of the following:

	July 1, 2017	October 1, 2016

Finished goods	$8,015	$19,167
Work in process	526,554	360,738
Raw materials	1,236,893	1,264,017
	$1,771,462	$1,643,922

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the nine month period ended July 1, 2017 due to its uncertain realizability. During the nine months ended July 2, 2016 the Company recorded a tax benefit as a result of expiring statutes of limitations related to uncertain tax positions of $43,464. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 4.	Net Loss Per Common Share

Outstanding potentially dilutive stock options, which were not included in the net loss per common share amounts as their effect would have been anti-dilutive, were as follows: 251,714 shares at July 1, 2017 and 253,881 shares at July 2, 2016.

NOTE 5.	Major Customers and Export Sales

During the three months ended July 1, 2017, the Company had two customers that represented 97% (63% and 34%, respectively) of net sales as compared to the three months ended July 2, 2016, during which the Company had one customer that represented 95% of net sales. During the nine months ended July 1, 2017, the Company had two customers that represented 91% (79% and 12%, respectively) of net sales as compared to the nine months ended July 2, 2016, during which two customers represented 90% (68% and 22%, respectively) of net sales. At July 1, 2017 and July 2, 2016 the Company had one customer that represented 87% of accounts receivable and one customer that represented 99% of accounts receivable, respectively.

A breakdown of foreign and domestic net sales for the three and nine month periods ended July 1, 2017 and July 2, 2016 is as follows:

	July 1, 2017		July 2, 2016
	3 months	9 months	3 months	9 months

Domestic	$1,057,061	$2,840,783	$533,093	$1,967,194
Foreign	10,725	243,710	48,284	151,017
Total sales	$1,067,786	$3,084,493	$581,377	$2,118,211

The Company sold products into one foreign country during the three month period ended July 1, 2017 and two foreign countries during the three month period ended July 2, 2016. The Company sold products into five foreign countries during the nine month period ended July 1, 2017 and four foreign countries during the nine month period ended July 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic sales may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign sales by country as a percentage of total foreign sales.

	July 1, 2017		July 2, 2016
	3 months	9 months	3 months	9 months

Bahrain	100%	4%	-	-
Saudi Arabia	-	42%	-	29%
Jordan	-	43%	-	-
Philippines	-	4%	49%	29%
Egypt	-	-	-	26%
Serbia	-	-	51%	16%
Other	-	7%	-	-

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign sales, as a percentage of total foreign sales by geographic area, is as follows:

	July 1, 2017		July 2, 2016
	3 months	9 months	3 months	9 months

Europe	-	-	51%	16%
Mid-East and Africa	100%	89%	-	55%
Far East	-	11%	49%	29%

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of July 1, 2017, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$794,228	$-	$-	$794,228

As of July 1, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$469,464	$6,194	$60,232	$415,426	$489	$415,915

As of October 1, 2016, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$978,746	$-	$-	$978,746

As of October 1, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$99,461	$735,838	$2,503	$738,341

The contractual maturities of held to maturity securities as of July 1, 2017 were all within one year.

The Company’s available for sale securities were included in cash and cash equivalents at July 1, 2017 and October 1, 2016.

NOTE 7	Cost Method Investment

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

Results of Operations

Three Months ended July 1, 2017 compared to Three Months ended July 2, 2016

Net Sales

Net sales for the quarter ended July 1, 2017 were $1,068,000, compared to $581,000 for the quarter ended July 2, 2016, an increase of 84%. Sales for the third quarter of fiscal 2017 consisted of $1,057,000, or 99%, from domestic sources and $11,000, or 1%, from international customers as compared to the same period in fiscal 2016, during which sales consisted of $533,000, or 92%, from domestic sources and $48,000, or 8%, from international customers.

Foreign sales consisted of shipments to one country during the quarter ended July 1, 2017 and two countries during the quarter ended July 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic sales may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2017 and 2016:

	2017	2016
Bahrain	$11,000	$-
Serbia	-	25,000
Philippines	-	23,000
	$11,000	$48,000

For the three months ended July 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $669,000. We also recorded sales under an engineering services contract amounting to $300,000.

For the three months ended July 2, 2016, we recorded sales under an engineering services contract amounting to $552,000. Product sales revenue for the quarter was derived primarily from shipments of our narrowband radio encryptors to a foreign customer amounting to $23,000 and our telephone fax encryptors amounting to $25,000.

Gross Profit (Loss)

Gross profit for the third quarter of fiscal 2017 was $539,000, compared to gross loss of $(45,000) for the same period of fiscal 2016. Gross profit expressed as a percentage of sales was 51% and (8%) for the third quarters of fiscal 2017 and 2016, respectively.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2017 were $479,000, compared to $718,000 for the same quarter in fiscal 2016. This decrease of $239,000, or 33%, was attributable to a decrease in general and administrative expenses of $52,000 and a decrease in selling and marketing expenses of $187,000 during the three months ended July 1, 2017.

The decrease in general and administrative expenses for the three months ended July 1, 2017 was primarily attributable to decreases in personnel-related costs of $38,000 and other public company expenses of $13,000 and offset by an increase in legal fees of $8,000.

The decrease in selling and marketing expenses for the three months ended July 1, 2017 was primarily attributable to decreases in product demonstration costs of $62,000, outside sales and marketing agreements of $45,000, product evaluation costs of $36,000, engineering sales support of $16,000, bid and proposal efforts of $10,000 and marketing expenses of $10,000.

Product Development Costs

Product development costs for the quarter ended July 1, 2017 were $407,000, compared to $215,000 for the quarter ended July 2, 2016. This increase of $192,000, or 89%, was primarily attributable to a reduction in billable engineering services contracts during the third quarter of fiscal 2017 that resulted in increased product development costs of $187,000. There were also increases in outside consulting costs of $11,000 and recruiting fees of $14,000. These increases were offset by a decrease in personnel related costs of $11,000 during the quarter.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $300,000 of billable engineering services revenue generated during the third quarter of fiscal 2017 and $552,000 in the third quarter of fiscal 2016.

Net Loss

The Company generated a net loss of $344,000 for the third quarter of fiscal 2017, compared to a net loss of $931,000 for the same period of fiscal 2016. This decrease in net loss is primarily attributable to a $584,000 increase in gross profit and a 33% decrease in selling, general and administrative expenses, partially offset by an 89% increase in product development costs during the third quarter of fiscal 2017.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of July 1, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Nine Months ended July 1, 2017 compared to Nine Months ended July 2, 2016

Net Sales

Net sales for the nine months ended July 1, 2017 were $3,084,000, compared to $2,118,000 for the nine months ended July 2, 2016, an increase of 46%. Sales for the first nine months of fiscal 2017 consisted of $2,841,000, or 92%, from domestic sources and $243,000, or 8%, from international customers as compared to the same period in fiscal 2016, during which sales consisted of $1,967,000, or 93%, from domestic sources and $151,000, or 7%, from international customers.

Foreign sales consisted of shipments to five countries during the nine months ended July 1, 2017 and four countries during the nine months ended July 2, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations.

The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2017 and 2016:

	2017	2016

Jordan	$106,000	$-
Saudi Arabia	101,000	44,000
Philippines	10,000	44,000
Egypt	-	38,000
Serbia	-	25,000
Other	26,000	-
	$243,000	$151,000

For the nine months ended July 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $2,450,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $106,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000 during the period.

For the nine months ended July 2, 2016, we recorded revenue under an engineering services contract amounting to $1,443,000. Product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $464,000 during the period.

Gross Profit

Gross profit for the first nine months of fiscal 2017 was $2,129,000, compared to gross profit of $721,000 for the same period of fiscal 2016. Gross profit expressed as a percentage of sales was 69% for the first nine months of fiscal 2017 compared to 34% for the same period in fiscal 2016, which increase was due to the lower margin engineering services sales in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2017 were $1,669,000, compared to $2,127,000 for the same period in fiscal 2016. This decrease of $458,000, or 22%, was primarily attributable to a decrease in and general and administrative expenses of $161,000 and a decrease in selling and marketing expenses of $296,000 during the nine months ended July 1, 2017.

The decrease in general and administrative expenses for the nine months ended July 1, 2017 was primarily attributable to decreases in personnel-related costs of $98,000, charitable contributions of $20,000, other public company expenses of $40,000 and training expenses of $7,000.

The decrease in selling and marketing expenses for the nine months ended July 1, 2017 was primarily attributable to decreases in outside sales and marketing agreements of $135,000, product evaluation costs of $113,000, engineering sales support of $58,000, personnel-related costs of $20,000, travel expenses of $9,000, marketing expenses of $21,000 and bank fees of $10,000. These decreases were offset by increases in product demonstration costs of $67,000, bid and proposal efforts of $15,000 and outside commissions of $13,000 during the period.

Product Development Costs

Product development costs for the nine months ended July 1, 2017 were $1,378,000, compared to $721,000 for the nine months ended July 2, 2016. This increase of $657,000, or 91%, was attributable to a reduction in billable engineering services contracts during the first nine months of fiscal 2017 that resulted in increased product development costs of $663,000.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $300,000 of billable engineering services revenue generated during the first nine months of fiscal 2017 and $1,443,000 in the first nine months of fiscal 2016.

Net Loss

The Company incurred a net loss of $911,000 for the first nine months of fiscal 2017, compared to a net loss of $1,612,000 for the same period of fiscal 2016. This decrease in net loss is primarily attributable to a 195% increase in gross profit and a 22% decrease in selling, general and administrative expenses, which were offset by a 91% increase in product development costs during the first nine months of fiscal 2017.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of July 1, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

We believe that our overall financial condition remains reasonably strong. Our cash, cash equivalents and marketable securities (excluding restricted cash) at July 1, 2017 totaled $1,945,000 and we continue to have no long-term debt. It is anticipated that our cash balances and cash generated from operations will be sufficient to fund our near-term research and development and marketing activities.

Cash Requirements

We believe that the combination of existing cash, cash equivalents, and highly liquid short-term investments, together with future cash to be generated by operations, will be sufficient to meet our ongoing operating and capital expenditure requirements for the foreseeable future and at least through July 1, 2018. We also believe that, in the long term, an anticipated improvement of business prospects, current billable activities and cash from operations will be sufficient to meet the Company’s investment in product development, although we can give no assurances. Delays in the timing of significant sales transactions with foreign governments, U.S. government agencies and other organizations may have a significant negative effect on the Company’s operations. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. The Company has some ability to mitigate this effect through cost-cutting measures. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	July 1,	July 2,
	2017	2016

Net loss	$(911,000)	$(1,612,000)
Changes not affecting cash	114,000	(309,000)
Changes in assets and liabilities	(649,000)	1,274,000

Cash used in operating activities	(1,446,000)	(647,000)
Cash provided by investing activities	387,000	838,000

Net change in cash and cash equivalents	(1,059,000)	191,000
Cash and cash equivalents - beginning of period	2,589,000	2,276,000

Cash and cash equivalents - end of period	$1,530,000	$2,467,000

Operating Activities

The Company used approximately $799,000 more cash for operating activities in the first nine months of fiscal 2017 compared to the same period in fiscal 2016. This increase was primarily attributable to an increase in accounts receivable of $310,000 at July 1, 2017 as compared to a decrease in accounts receivable of $1,405,000 at July 2, 2016, resulting in an increase in net use of cash of $1,714,000. This increase in use of cash was partially offset by the gain on sale of cost method investment of $462,000 during the nine month period ended July 2, 2016 and the decrease in net loss of $701,000 during the nine month period ended July 1, 2017 as compared to the nine month period ended July 2, 2016.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2017 decreased by approximately $451,000 compared to the same period in fiscal 2016. This change is primarily attributable to the proceeds from the sale of the cost method investment which was $586,000 greater during the first nine months of 2016 compared to the same period of 2017.

Company Facilities

On July 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the nine month periods ended July 1, 2017 and July 2, 2016 was $128,000.

Backlog

Backlog at July 1, 2017 and October 1, 2016 amounted to $2,765,000 and $313,000, respectively. The orders in backlog at July 1, 2017 are expected to ship over the next 12 months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At July 1, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000 and at October 1, 2016, the Company had three outstanding letters of credit in the amounts of $15,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $13,000 and $28,000, respectively. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the nine months ended July 1, 2017 and July 2, 2016, the Company spent $1,378,000 and $721,000, respectively, on internal product development. The Company also spent $152,000 on billable development efforts during the first nine months of fiscal 2017 and $822,000 on billable development efforts during the first nine months of fiscal 2016. The Company’s total product development costs during the first nine months of fiscal 2017 were in line with total product development costs for the same period in fiscal 2016, which is consistent with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that the total development expenses for fiscal 2017 will continue to be consistent with fiscal 2016 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least July 1, 2018. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the first nine months of fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 15, 2017	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 15, 2017	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

