Form 10-K
period 2017-09-30
TECHNICAL COMMUNICATIONS CORP
filed 2017-12-29
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number	001-34816

Technical Communications Corporation
(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip code)

(978) 287-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value	NASDAQ Capital Market
(Title of each class)	(Name of each exchange
on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Not applicable

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Based on the closing price as of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,767,922.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 22, 2017 was 1,839,877.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2018 Annual Meeting of Shareholders to be held February 12, 2018 are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 30, 2017

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created by those sections. We refer you to the information under the heading “Forward-Looking Statements." As used in this annual report on Form 10-K, references to the "Company," “TCC,” "we," "our" or "us," unless the context otherwise requires, refer to Technical Communications Corporation and our subsidiary. All trademarks or trade names referred to in this report are the property of their respective owners.

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

Overview

The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, landline telephones, mobile phones, facsimile machines and data network equipment over wires, fiber optic cables, radio waves, and microwave and satellite links. The principal markets for the Company’s products are foreign and domestic governmental agencies, law enforcement and military agencies, financial institutions, and multinational companies requiring protection of mission-critical information.

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

2017 Highlights and Recent Events

In fiscal 2017, TCC completed delivery of several foreign and domestic contracts for its DSP 9000 radio encryption product family and provided engineering services under contracts received in the first quarter of fiscal 2017. In early fiscal 2017, the Company received an order valued at approximately $2,373,000 from Datron World Communications, Inc. for our military-grade DSP 9000 radio encryption equipment. Deliveries under this contract were completed in fiscal 2017. Follow-on orders are expected as part of Datron’s five-year, $495 million Foreign Military Sales Indefinite Delivery Indefinite Quantity contract from the U.S. Army Communications Electronic Command.

Revenue in fiscal 2017 was $4,209,000 with a net loss of $(1,429,000) or $(0.78) per share. Major domestic and international contracts did not materialize during the fiscal year as expected due to long government procurement cycles. TCC’s backlog at the end of fiscal 2017 was $1,975,000, as compared to $313,000 at the end of fiscal 2016.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2017, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established government systems product line, primarily the DSP 9000 radio encryption product family and engineering services. The Company also has several significant opportunities it is pursuing for foreign government custom network security systems.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead times and fluctuating market conditions. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2017, TCC continued to closely monitor operating expenses and reduce as appropriate, while strategically investing in business development efforts.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2017:

•	Completion of the development of the NASP (National Algorithm Support Program) capability for the DSD 72B-SP fiber optic network encryption family of products and the Cipher X 7211 internet protocol (“IP”) encryptor.
•	Initiation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210.
•	Development of the aircraft-compatible HSE 6000 radio encryption product variants.
•	Custom engineering services.
•	Advanced algorithm development for voice applications.

Escalating and continued turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism and political unrest increase the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions can cause unpredictable and erratic delays in the processing of procurements, delivery of products and receipt of payments. The combined effects present a situation that challenges both our sales capture teams and our production capabilities. The Company believes these market conditions will provide opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for existing and new products and offering such products to current customers.

2017 Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. During fiscal 2017, 67% of the Company’s revenue was generated by our Government Systems product line and 29% of the Company’s revenue was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that sales of our Government Systems products will constitute the majority of our revenue in the future. These products, such as the CSD 3324 SE telephone/fax encryptor, and the DSP 9000 radio encryption system, have proven to be highly durable, which has led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

The Government Systems products also include our DSD 72A-SP military bulk encryptor. Due to diminished demand in recent years, this product is no longer being marketed. However, we will continue to support a large installed base of this equipment still in use with our customers, as there remains a demand for spare parts and small network upgrades.

With the availability of our next-generation IP encryptors and the ability to integrate customer-specific national algorithms, the Company believes that its Network Security Systems are competitive for a growing niche of mission-critical government and industrial/corporate network applications worldwide. TCC is hopeful that future derivatives of its IP encryptor and KEYNET IP Manager system will expand the market opportunity for these products.

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

TCC has been offering CipherTalk® secure mobile phone communication solutions since 2005. In fiscal 2016, the Company introduced its next-generation CipherTalk 8500, a secure mobile IP-based phone. The market for high-end secure wireless mobile phones is competitive and product demand has not developed as expected. We will continue to market this product with reduced expectations.

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

Government Systems

The Company’s DSD 72A-SP Military Bulk Ciphering System is a rugged military system that provides a high level of cryptographic security for military data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and is designed to integrate into existing networks.

The Company’s DSP 9000 Radio Security family of products offers strategic-level security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, the Company believes these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and man-pack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and embedded board configurations are available options. All versions interoperate with TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor for cross-network secure voice conferencing. The DSP 9000 base station model also interoperates with the Company’s CSD 3324 SE secure telephone system to enable “office-to-field” communications.

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

Secure Office Systems

The CipherTalk 8500 secure mobile phone is designed to provide military-grade encrypted voice and text communications anywhere in the world over GSM and Wi-Fi networks. Introduced in fiscal 2016, the CipherTalk 8500 IP-based secure wireless phone is built on a hardened AndroidTM smartphone platform for security and ease of use. TCC also offers a server-based, network management system that provides the customer with total control of network connectivity.

The Company’s CSD 4100 Executive Secure Telephone offers strategic-level voice and data security in an executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control. Due to diminished demand in recent years, this product is no longer being marketed. The product line provides support to existing customers who have installed equipment bases requiring expansion or modification.

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Motorola Solutions, Inc., General Dynamics Corporation, Omnisec AG, Certes Networks, Inc., Gemalto N.V., Harris Corporation and Silent Circle, Inc.

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

Sales and Backlog

In fiscal 2017, the Company had two customers representing 91% of total net sales. These sales consisted primarily of our engineering services representing 29% of net sales and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 61% of net sales. In fiscal 2016, the Company had three customers representing 90% of total net sales. These sales consisted primarily of our engineering services representing 60% of net sales and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 18% of net sales and additional sales of our narrowband radio encryptors to a domestic customer for deployment into North Africa representing 10% of net sales.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of all orders received where the anticipated shipping date is within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period. Our backlog as of September 30, 2017 and October 1, 2016 was approximately $1,975,000 and $313,000, respectively.

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

The Company’s security products are subject to export restrictions administered by the U.S. Department of Commerce and U.S. Department of State, which license the export of encryption products, subject to certain technical restrictions. In addition, U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure necessary U.S. government export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. The procedure for obtaining the applicable license from either the Department of Commerce or the Department of State (depending on the U.S. government’s determination of jurisdiction) is well documented. The Company submits a license request application, which contains information pertaining to:

•	the type of equipment being sold;
•	detailed technical description (if required);
•	the buyer;
•	the end-user and use;
•	quantity; and
•	destination location.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2017 were, and historically have been, immaterial. In 2003 the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

TCC’s intellectual property portfolio also includes certain patents and trademarks. Eight patents have been issued to the Company, although management is of the opinion that, while patent protection is desirable with respect to certain of its products, none of the Company's patents are material to the conduct of its business. The Company also has a number of registered and unregistered trademarks for various products, none of which are material to the conduct of TCC’s business.

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

Research and Development

Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must improve existing products and develop new products as well as attract and retain qualified personnel. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products.

During the fiscal years ended September 30, 2017 and October 1, 2016, the Company spent $1,584,000 and $828,000, respectively, on internal product development. The Company also spent $437,000 and $1,178,000 on billable development efforts during fiscal 2017 and 2016, respectively. In fiscal 2017, the Company’s total product development costs were in line with fiscal 2016 and its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2018 will be consistent with fiscal 2017 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2017:

•	Completion of the development of the NASP capability for the DSD 72B-SP fiber optic network encryption family of products and the Cipher X 7211 internet protocol (“IP”) encryptor.
•	Initiation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210
•	Development of the aircraft-compatible HSE 6000 radio encryption product variants.
•	Custom engineering services.
•	Advanced algorithm development for voice applications.

Foreign Operations

The Company’s results of operations are dependent upon its foreign sales, including domestic sales shipped to foreign end-users. Although foreign sales were more profitable than domestic sales during fiscal years 2017 and 2016 because the mix of products sold abroad included a greater number of products with higher profit margins, this does not represent a predictable trend. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks. Foreign sales contracts are usually denominated in U.S. dollars.

The Company utilizes the services of sales representatives, consultants and distributors in connection with foreign sales. Typically, representatives are paid commissions and consultants are paid fixed amounts on a stipulated schedule in return for services rendered. Distributors are granted discounted pricing.

The export from the United States of many of the Company’s products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act of 1976, as amended, or by the U.S. Department of Commerce under the Export Administration Act as kept in force by the International Emergency Economic Powers Act of 1977, as amended. The licensing process is discussed in more detail under the “Regulatory Matters” section above.

In fiscal years 2017 and 2016, sales directly to international customers accounted for approximately 8.6% and 8.4%, respectively, of our net sales. During those periods a significant portion of domestic sales (66% and 20%, respectively) were made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. Based on our historical results we expect that international sales, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

●	changes in regulatory requirements,
●	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements,
●	fluctuations in foreign currency exchange rates,
●	delays in placing orders,
●	the complexity and necessity of using foreign representatives, consultants and distributors,
●	the uncertainty of the ability of foreign customers to finance purchases,
●	uncertainties and restrictions concerning the availability of funding credit or guarantees,
●	imposition of tariffs or embargoes, export controls and other trade restrictions,
●	the difficulty of managing and operating an enterprise spanning several countries,
●	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and
●	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. government may prevent proposed sales to foreign governments or other end-users.

Employees

As of September 30, 2017, the Company employed 23 full-time employees and two part-time employees, as well as several part-time consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and subsequent quarterly reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

The Company has suffered recurring losses from operations and had an accumulated deficit of $823,000 at September 30, 2017. In addition, we continue to experience negative cash flows from operations. Due to the losses we have incurred and our current limited financial resources, our independent registered public accounting firm has noted in its report on our financial statements that these conditions raise substantial doubt as to our ability to continue as a going concern within one year of the issuance date of the financial statements included in this Annual Report on Form 10-K. Such financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern. Moreover, the going concern explanatory paragraph may make obtaining financing more difficult or costly, which financing may be required should our efforts to raise capital resources from operations prove unsuccessful.

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

The Company’s technological expertise and experience, including certain proprietary rights that it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business and its ability to compete in the marketplace. Such technological expertise and experience are important as they enable an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. To protect our proprietary information, we rely primarily on a combination of internal procedures, contractual provisions, and patent, copyright, trademark and trade secret laws. Such internal procedures and contractual provisions may not prove sufficient to maintain the confidentiality and proprietary nature of such information and may not provide meaningful protection in the event of any unauthorized use or disclosure. Trade secret and copyright laws afford only limited protection. Current and potential patents and trademarks may not provide us with any competitive advantage and patents and trademarks must be enforced and maintained in order to provide protection, which may prove costly and time-consuming.

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

In addition, the laws and enforcement mechanisms of some foreign countries with respect to intellectual property may not offer the same level of protection as do the laws of the United States. Legal protections of our rights may be ineffective in such countries, and technologies developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Our inability to protect our intellectual property both in the United States and abroad would have a material adverse effect on our financial condition and results of operations.

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

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s 2017 fiscal year. In the course of that assessment, management identified a control deficiency that was also identified in the course of its assessments for fiscal years 2008 through 2016. Specifically, management determined that TCC lacked sufficient staff to adequately segregate accounting duties, which could result in a misstatement of financial statement items that would not be detected. Management concluded that such control deficiency constituted a material weakness and that our internal control over financial reporting was not effective as of September 30, 2017.

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

For a small percentage of parts, we rely upon a single or limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or component quality. In addition, we may not be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, or unforeseen quality issues could have a material adverse effect on our results of operations and financial condition. If we lose any of the manufacturers or suppliers of certain product components, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

The loss of existing key management and technical personnel and the inability to attract new hires could have a detrimental effect on the Company.

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and made more difficult due to the tight labor market in Massachusetts. We expect these conditions to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or bid for new projects of similar scope and revenue. The Company’s success is particularly dependent on the retention of existing management and technical personnel, including Carl H. Guild, Jr., the Company’s President and Chief Executive Officer. Although the Company has entered into an employment agreement with Mr. Guild, the loss or unavailability of his services could impede our ability to effectively manage our operations.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 22, 2017, we employed 23 full-time and two part-time employees as well as several part-time consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 30, 2017 and October 1, 2016 was $171,000.

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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock,
$0.10 par value	9/30/2017	$4.00	$9.30
	7/1/2017	2.30	5.55
	4/1/2017	2.25	3.15
	12/31/2016	2.10	4.25

	10/1/2016	$2.26	$7.75
	7/2/2016	2.36	2.78
	4/2/2016	2.41	3.17
	1/2/2016	2.51	4.50

Holders

As of December 15, 2017, there were 60 record holders of our Common Stock. We believe there are approximately 2,400 beneficial holders of our stock.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 30, 2017. For more information on this plan, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 30, 2017, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	159,281	(1)	$9.13	240,719

Equity compensation plans not approved by stockholders.	87,000	(2)	$6.96	-

Total	246,281		$8.36	240,719

(1) Of the 159,281 options outstanding as of September 30, 2017, 125,081 were exercisable as of such date at an average exercise price of $10.78 per share.

(2) Of the 87,000 options outstanding as of September 30, 2017, all were exercisable as of such date at an average exercise price of $6.96 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2017 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of the 2017 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 30, 2017 and the “Risk Factors” section included herein.

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

We perform funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, we receive periodic progress payments or payments upon reaching interim milestones, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency, the U.S. Government Accountability Office and other agencies. Adjustments are recognized in the period made. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations. When the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Inventory

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $4.7 million as of September 30, 2017 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended September 30, 2017 as compared to year ended October 1, 2016

Net Sales

Net sales for the years ended September 30, 2017 and October 1, 2016 were $4,209,000 and $2,523,000, respectively, an increase of $1,686,000 or 67%. Sales for fiscal 2017 consisted of $3,848,000, or 91%, from domestic sources and $361,000, or 9%, from international customers as compared to fiscal 2016, in which sales consisted of $2,312,000, or 92%, from domestic sources and $211,000, or 8%, from international customers.

Foreign sales consisted of shipments to six countries during the year ended September 30, 2017 and four countries during the year ended October 1, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country:

	2017	2016

Egypt	$117,000	$38,000
Jordan	106,000	-
Saudi Arabia	101,000	104,000
Philippines	10,000	44,000
Serbia	-	25,000
Other	27,000	-
	$361,000	$211,000

For the year ended September 30, 2017, revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $2,546,000 and sales of our engineering services amounting to $1,200,000. We also sold our telephone encryptor to a customer in the Middle East amounting to $106,000 and our internet protocol encryptor to an international customer amounting to $95,000 during our 2017 fiscal year.

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

Gross Profit

Gross profit for fiscal year 2017 was $2,291,000, an increase of $1,782,000 from gross profit of $509,000 for fiscal year 2016. Gross profit expressed as a percentage of sales was 54% in fiscal year 2017 compared to 20% in the prior year. This increase is primarily the result of 29% of annual income being derived from lower margin engineering services in fiscal 2017, as compared to 62% of annual income being derived from such engineering services in fiscal 2016.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2017 were $2,145,000, compared to $2,671,000 for fiscal 2016. This decrease of $526,000, or 20%, was attributable to a decrease in general and administrative expenses of $174,000 and a decrease in selling and marketing expenses of $352,000 during the 2017 fiscal year.

The decrease in general and administrative costs for the year ended September 30, 2017 was primarily attributable to decreases in personnel-related costs of $114,000, charitable contributions of $20,000, other public company expenses of $30,000 and training expenses of $7,000 for the year.

The decrease in selling and marketing expenses for the year ended September 30, 2017 was primarily attributable to decreases in outside sales and marketing agreements of $127,000, product evaluation costs of $115,000, engineering sales support of $85,000, personnel-related costs of $19,000, travel expenses of $18,000, marketing expenses of $24,000 and bank fees of $10,000. These decreases were partially offset by increases in product demonstration costs of $81,000 during the period.

Product Development Costs

Product development costs for fiscal years 2017 and 2016 were $1,584,000 and $828,000, respectively. This increase of $756,000, or 91%, was primarily attributable to a reduction in billable engineering services contracts during fiscal 2017 that resulted in increased product development costs of $765,000, outside consulting costs of $18,000 and recruiting costs of $14,000. These increases were partially offset by a decrease in personnel related costs of $32,000.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,200,000 of billable engineering services revenue generated during fiscal 2017 and $1,504,000 of billable engineering services revenue generated during fiscal 2016.

Net Loss

The Company generated a net loss of $1,429,000 for fiscal 2017, as compared to a net loss of $2,472,000 for fiscal 2016. This $1,043,000, or 42%, decrease in net loss is primarily attributable to increased gross profit of $1,782,000, which was partially offset by an increase in operating expenses of $230,000 and the lack in fiscal 2017 of any gain on sale of cost method investment similar to the $462,000 gain that occurred in fiscal 2016.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of September 30, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities (excluding restricted cash) at September 30, 2017 totaled $1,644,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $823,000 at September 30, 2017. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as as going concern within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements included herein do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through June 30, 2018. In order to have sufficient cash to fund our operations beyond June 30, 2018, we will need to secure new customer contracts, raise additional equity or debt capital and reduce expenses including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations the Company has been working diligently to secure several large orders with new and existing customers. In addition we are also pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 30, 2017 and October 1, 2016:

	2017	2016

Net loss	$(1,429,000)	$(2,472,000)
Changes not affecting cash	600,000	(43,000)
Changes in assets and liabilities	(913,000)	1,561,000

Cash used in operating activities	(1,742,000)	(954,000)
Cash provided by investing activities	437,000	1,266,000
Cash used in financing activities	-	-

Net change in cash and cash equivalents	(1,305,000)	312,000
Cash and cash equivalents - beginning of period	2,589,000	2,277,000

Cash and cash equivalents - end of period	$1,284,000	$2,589,000

Operating Activities

The Company used approximately $788,000 more cash from operating activities in fiscal 2017 compared to fiscal 2016. This increase was primarily attributable to an increase in accounts receivable of $618,000 at September 30, 2017 as compared to a decrease in accounts receivable of $1,679,000 at October 1, 2016, resulting in an increase in net use of cash of $2,297,000. This increase in use of cash was partially offset by the gain on sale of cost method investment of $462,000 during the year ended October 1, 2016 and the decrease in net loss of $1,043,000 during the year ended September 30, 2017 as compared to year ended October 1, 2016.

Investing Activities

Cash provided by investing activities during fiscal 2017 decreased by approximately $829,000 to $437,000, compared to cash provided by investing activities of $1,266,000 during fiscal 2016. This change is primarily attributable to the proceeds from the sale of the cost method investment, which was $586,000 greater during fiscal 2016 compared to fiscal 2017.

Financing Activities

There were no financing activities during either fiscal 2017 or 2016.

Debt Instruments

The Company currently maintains no debt instruments.

Backlog

Backlog at September 30, 2017 and October 1, 2016 amounted to $1,975,000 and $313,000, respectively. The orders in backlog at September 30, 2017 are expected to ship and/or services are expected to be performed over the next twelve months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 30, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000 and at October 1, 2016, the Company had three outstanding letters of credit in the amounts of $15,000, $12,000 and $1,000, which are secured by collateralized bank accounts totaling $13,000 and $28,000, respectively. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the fiscal years ended September 30, 2017 and October 1, 2016, the Company spent $1,584,000 and $828,000, respectively, on internal product development. The Company also spent $437,000 and $1,178,000 on billable development efforts during fiscal 2017 and 2016, respectively. In fiscal 2017, the Company’s total product development costs were in line with fiscal 2016 and its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2018 will be consistent with fiscal 2017 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2017:

•	Completion of the development of the NASP capability for the DSD 72B-SP fiber optic network encryption family of products and the Cipher X 7211 internet protocol (“IP”) encryptor.
•	Initiation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210
•	Development of the aircraft-compatible HSE 6000 radio encryption product variants.
•	Custom engineering services.
•	Advanced algorithm development for voice applications.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of our fiscal year 2018. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2018.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company adopted this standard for its fiscal year ended September 30, 2017. The adoption of this standard requires the Company to evaluate its ability to meet its obligations as they become due for a period of one year from the date that the financial statements are issued. As a result of this requirement, management has determined that substantial doubt exists about our ability to continue as a going concern. See further discussion in Footnote 1 to the financial statements.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC during fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework, established in 1992.

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

In the course of its assessment for fiscal year 2017, management identified a control deficiency that was also identified during its assessments for the Company’s 2008 through 2016 fiscal years. During the course of the previous years’ evaluations, and again during the evaluation for the 2017 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one and one-half persons performing all accounting-related on-site duties.  As a result, TCC does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 30, 2017.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and TCC’s independent registered public accounting firm. As part of our 2018 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions feasible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2017 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2017 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2017 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2017 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2017 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 11, 2014)
10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)
10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)
10.4+	2001 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)
10.5	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)
10.6+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.7+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)
10.8	Contract with U.S. Army Contracting Command, dated May 2, 2013, contract No. W15P7T-13-C-D519 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2013.)
10.9	Purchase Order from Datron World Communications dated October 8, 2013 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 19, 2013.)

10.10	Contract with the Egyptian Armament Authority with an effective date of November 25, 2014 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to the Company’s 10-K filed with the Securities and Exchange Commission on December 22, 2014)
10.11	Purchase Order from Datron World Communications originally received on October 13, 2016 and updated on December 15, 2016 (Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:
*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 29, 2017
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 29, 2017
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Mitchell B. Briskin	Director	December 29, 2017
Mitchell B. Briskin

/s/ Thomas E. Peoples	Director	December 29, 2017
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 29, 2017
Francisco F. Blanco

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 30, 2017 and October 1, 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,283,673	$2,589,036
Restricted cash	12,930	27,592
Marketable securities:
Held to maturity securities	360,253	362,170
Accounts receivable - trade	730,177	111,849
Inventories, net	1,358,344	1,643,922
Other current assets	135,693	214,047
Total current assets	3,881,070	4,948,616

Marketable securities:
Held to maturity securities	-	373,668

Equipment and leasehold improvements	4,534,839	4,531,264
Less accumulated depreciation and amortization	(4,481,085)	(4,382,335)
Equipment and leasehold improvements, net	53,754	148,929

	$3,934,824	$5,471,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$109,224	$119,087
Accrued liabilities:
Compensation and related expenses	215,984	238,144
Customer deposits	53,886	118,983
Other current liabilities	55,376	80,635
Total current liabilities	434,470	556,849

Commitments and contingencies (Note 11)

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,839,877 issued and outstanding at September 30, 2017 and October 1, 2016	183,988	183,988
Additional paid-in capital	4,139,002	4,124,006
(Accumulated deficit)/Retained earnings	(822,636)	606,370
Total stockholders' equity	3,500,354	4,914,364

	$3,934,824	$5,471,213

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 30, 2017 and October 1, 2016

	2017	2016

Net sales	$4,209,127	$2,522,934
Cost of sales	1,917,890	2,013,653
Gross profit	2,291,237	509,281

Operating expenses:
Selling, general and administrative	2,144,532	2,670,622
Product development	1,584,210	827,987
Total operating expenses	3,728,742	3,498,609

Operating loss	(1,437,505)	(2,989,328)

Other income
Gain on sale of cost method investment	-	462,283
Investment income	8,499	11,293
Total other income	8,499	473,576

Loss before benefit for income taxes	(1,429,006)	(2,515,752)

Benefit for income taxes	-	(43,464)

Net loss	$(1,429,006)	$(2,472,288)

Net loss per common share
Basic	$(0.78)	$(1.34)
Diluted	$(0.78)	$(1.34)
Weighted average shares
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 30, 2017 and October 1, 2016

	2017	2016

Operating activities:
Net loss	$(1,429,006)	$(2,472,288)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	98,750	158,838
Stock-based compensation	14,996	13,910
Adjustments to reduce inventory to net realizable value	461,003	212,753
Amortization of premium on held to maturity securities	25,585	33,677
Gain on sale of cost method investment	-	(462,283)

Changes in current assets and current liabilities:
Accounts receivable	(618,328)	1,679,007
Inventories	(175,425)	(25,711)
Other current assets	2,537	(5,438)
Customer deposits	(65,097)	77,763
Accounts payable and accrued liabilities	(57,282)	(163,935)

Cash used in operating activities	(1,742,267)	(953,707)

Investing activities:
Additions to equipment and leasehold improvements	(3,575)	(31,000)
Decrease in restricted cash	14,662	335,766
Proceeds from maturities of marketable securities	350,000	300,000
Proceeds from sale of cost method investment	75,817	661,466

Cash provided by investing activities	436,904	1,266,232

Net (decrease) increase in cash and cash equivalents	(1,305,363)	312,525
Cash and cash equivalents at beginning of year	2,589,036	2,276,511

Cash and cash equivalents at end of year	$1,283,673	$2,589,036

Supplemental disclosures:

Income taxes paid	$856	$1,856
Escrow deposit held on sale of cost method investment	-	75,817
Transfer of inventory to equipment and leasehold improvements	-	19,920

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 30, 2017 and October 1, 2016

	2017	2016

Stockholders' Equity

Shares of common stock:
Beginning balance	1,839,877	1,839,877
Ending balance	1,839,877	1,839,877

Common stock at par value:
Beginning balance	$183,988	$183,988
Ending balance	183,988	183,988

Additional paid-in capital:
Beginning balance	$4,124,006	$4,110,096
Stock-based compensation	14,996	13,910
Ending balance	4,139,002	4,124,006

(Accumulated deficit) / Retained earnings:
Beginning balance	$606,370	$3,078,658
Net loss	(1,429,006)	(2,472,288)
Ending balance	(822,636)	606,370

Total stockholders’ equity	$3,500,354	$4,914,364

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Company Operations

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $823,000 at September 30, 2017. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt obligations needs through September 30, 2018. In order to have sufficient cash to fund our operations beyond September 30, 2018, we will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations the Company has been working diligently to secure several large orders with new and existing customers. In addition we are also pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees.

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

Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At September 30, 2017 and October 1, 2016, the Company had restrictions on the use of certain cash, which was used as collateral to secure outstanding letters of credit totaling $12,930 and $27,592, respectively.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount.

Inventories

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or the current estimated market value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed the Company’s judgement of future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

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

Notes to Consolidated Financial Statements (continued)

Although an indicator of impairment of our long-lived assets did exist at September 30, 2017 and October 1, 2016, we determined that no impairment charge was required as an estimate of our future undiscounted cash flows was sufficient to recover the assets.

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

Revenue from reimbursement contracts is recognized as services are performed. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency, the U.S. Government Accountability Office and other agencies. Adjustments are recognized in the period made. There have been no audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations. If the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity rather than an operating activity. There were no excess tax benefits for the fiscal years ended September 30, 2017 and October 1, 2016.

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

Notes to Consolidated Financial Statements (continued)

The fair value of options at date of grant was estimated with the following assumptions:

	September 30, 2017	October 1, 2016
Assumptions:
Option life	6.5 years	6.5 years
Risk-free interest rate	2.0%	1.4%
Stock volatility	72%	60%
Dividend yield	0%	0%

There were 14,000 options granted during each of the years ended September 30, 2017 and October 1, 2016. The weighted average grant date fair value of options granted during the years ended September 30, 2017 and October 1, 2016 was $1.66 and $1.67, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 30, 2017 and October 1, 2016:

	2017	2016
Selling, general and administrative	$13,910	$11,549
Product development	1,086	2,361
Total stock-based compensation expense before taxes	$14,996	$13,910

A summary of the status of the Company’s nonvested options as of September 30, 2017 and changes during the year ended September 30, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at October 1, 2016	26,700	$2.02
Grants	14,000	1.66
Vested	(5,900)	2.05
Cancellations/forfeitures	(600)	2.98
Nonvested options at September 30, 2017	34,200	$1.85

As of September 30, 2017, there was $54,280 of unrecognized compensation cost related to options outstanding. The unrecognized compensation cost will be recognized as the options vest. The weighted average period over which the stock-based compensation cost is expected to be recognized is 3.59 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at September 30, 2017. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 246,281 shares were outstanding at September 30, 2017. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

As of September 30, 2017, there were 240,719 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2016 and 2017:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, October 3, 2015	18,060	236,921	254,981	$8.49	4.83 years

Grants	14,000	-	14,000	2.90
Vested	(4,640)	4,640	-	5.89
Exercises	-	-	-	-
Cancellations/forfeitures	(720)	(24,580)	(25,300)	3.46

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57 years

Grants	14,000	-	14,000	2.50
Vested	(5,900)	5,900	-	3.61
Exercises	-	-	-	-
Cancellations/forfeitures	(600)	(10,800)	(11,400)	8.24

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95 years

Information related to the stock options vested or expected to vest as of September 30, 2017 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01 - $3.00	28,000	8.87	$2.70	2,800	$2.90
$3.01 - $5.00	40,500	4.88	4.52	32,100	4.65
$5.01 - $10.00	59,000	2.91	7.55	58,400	7.56
$10.01 - $15.00	118,781	3.00	11.40	118,781	11.40
	246,281	3.95	$8.36	212,081	$9.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $14,140 as of September 30, 2017 and $0 as of October 1, 2016. There were no stock options exercised during the years ended September 30, 2017 and October 1, 2016. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions for fiscal years 2017 and 2016.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision.  For the year ended October 1, 2016, the Company recorded $1,100 in interest and tax penalties.

Notes to Consolidated Financial Statements (continued)

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds in municipalities within the United States. The Company’s available for sale securities consist of mutual funds held in money market mutual funds in a brokerage account, which are classified as cash equivalents.

The fair value of these investments is based on quoted prices from recognized pricing services (e.g. Standard & Poor’s, Bloomberg, etc.), or in the case of mutual funds, at their closing published net asset value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the fiscal years ended September 30, 2017 and October 1, 2016, there were no transfers between levels.

Notes to Consolidated Financial Statements (continued)

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of September 30, 2017 and October 1, 2016, in accordance with the fair value hierarchy as defined above. As of September 30, 2017 and October 1, 2016, the Company did not hold any assets classified as Level 2 or Level 3.

		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
September 30, 2017

Cash Equivalents
Mutual funds:
Money market funds	$851,195	$851,195	-
Total mutual funds	851,195	851,195	-

Total assets	$851,195	$851,195	$-

October 1, 2016

Cash Equivalents
Mutual funds:
Money market funds	$978,746	$978,746	-
Total mutual funds	978,746	978,746	-

Total assets	$978,746	$978,746	$-

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2017 and October 1, 2016.

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

Research and Development

Research and development costs are included in product development expenses in our consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred, and were $1,584,210 and $827,987 in 2017 and 2016, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of sales; such amounts were $437,000 and $1,177,734 in fiscal years 2017 and 2016, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2017 fiscal year ended on September 30, 2017 and included 52 weeks. The 2016 fiscal year ended on October 1, 2016 and included 52 weeks.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company adopted this standard for its fiscal year ended September 30, 2017. The adoption of this standard requires the Company to evaluate its ability to meet its obligations as they become due for a period of one year from the date that the financial statements are issued. As a result of this requirement, management has determined that substantial doubt exists about our ability to continue as a going concern. See further discussion in Footnote 1 to the financial statements.

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

Notes to Consolidated Financial Statements (continued)

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)	Net Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were 246,281 and 243,681 shares in fiscal years 2017 and 2016, respectively.

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

As of September 30, 2017, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$-	$851,195

As of September 30, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

As of October 1, 2016, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$978,746	$-	$-	$-	$978,746

Notes to Consolidated Financial Statements (continued)

As of October 1, 2016, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$823,730	$11,569	$99,461	$735,838	$2,503	$738,341

The contractual maturities of held to maturity securities as of September 30, 2017 were all within one year.

The Company’s available for sale securities were included in the cash and cash equivalents caption in the consolidated balance sheets.

(5)	Inventories

Inventories consist of the following:

	September 30, 2017	October 1, 2016

Finished goods	$20,759	$19,167
Work in process	383,216	360,738
Raw materials and supplies	954,369	1,264,017
Total inventories	$1,358,344	$1,643,922

As a result of changes in the market for certain Company products and the resulting excess quantities, carrying amounts for those inventories were reduced by approximately $461,000 and $213,000 during the years ended September 30, 2017 and October 1, 2016, respectively. These inventory write-downs have been reflected in cost of goods sold in the statement of operations. Management believes that these reductions properly reflect inventory at lower of cost or market, and no additional losses will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least possible.

(6)	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 30,	October 1,	Estimated
	2017	2016	Useful Life

Engineering and manufacturing equipment	$2,124,486	$2,124,486	3-8 years
Demonstration equipment	845,541	841,966	3 years
Furniture and fixtures	1,020,862	1,020,862	3-8 years
Automobile	49,441	49,441	5 years
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease

Total equipment and leasehold improvements	4,534,839	4,531,264
Less accumulated depreciation and amortization	(4,481,085)	(4,382,335)

Equipment and leasehold improvements, net	$53,754	$148,929

Depreciation expense was $98,750 and $158,838 for the fiscal years ended September 30, 2017 and October 1, 2016, respectively.

Notes to Consolidated Financial Statements (continued)

(7)	Leases

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. Future minimum lease payments under the remainder of this lease total $256,500 at September 30, 2017. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 30, 2017 and October 1, 2016 was $171,000.

Notes to Consolidated Financial Statements (continued)

(8)	Guarantees

The Company's products generally carry a standard 15 month warranty. The Company sets aside a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims. The warranty reserve is included in other current liabilities on the balance sheet.

The following table reflects changes in the Company's accrued warranty account:

	September 30, 2017	October 1, 2016
Beginning balance	$6,600	$30,483
Plus: accruals related to new sales	14,446	4,530
Less: payments and adjustments to prior period accruals	(5,135)	(28,413)

Ending balance	$15,911	$6,600

(9)	Income Taxes

The benefit for income taxes consists of the following:

	September 30, 2017	October 1, 2016
Current:
Federal	$-	$(44,376)
State	-	912
Total current taxes	-	(43,464)

Total benefit for income taxes	$-	$(43,464)

The benefit for income taxes is different from what would be obtained by applying the statutory federal income tax rate to loss before income taxes due to the following:

	September 30, 2017		October 1, 2016
	Amount	Percent	Amount	Percent

Tax benefit at U.S. statutory rate	$(485,862)	(34.0)%	$(855,356)	(34.0)%
State income tax provision, net of federal benefit	(81,630)	(5.7)%	(126,318)	(5.0)%
Change in state effective rate	563	-	(127,485)	(5.0)%
Prior year true-up	7,425	0.5%	(3,737)	(0.1)%
Uncertain tax positions	-	-	(44,376)	(1.8)%
Other	(53,545)	(3.7)%	3,539	0.1%
Valuation allowance	613,050	42.9%	1,110,269	44.1%

Total benefit for income taxes	$-	-	$(43,464)	(1.7)%

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 30, 2017	October 1, 2016

Inventory differences	$1,668,529	$1,497,123
Net operating losses	2,287,412	1,973,189
Stock based compensation	218,846	213,506
Tax credits	247,989	186,180
Other	300,630	240,359
Total	4,723,406	4,110,357
Less: valuation allowance	(4,723,406)	(4,110,357)

Total	$-	$-

During fiscal year 2017 the change in the valuation allowance was $613,050 and related primarily to the Company’s net operating loss and inventory differences. During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2016 the change in the valuation allowance was $1,110,269 and related primarily to the net operating loss and inventory differences.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2014 through 2016 and for state purposes 2013 through 2016 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $175,577 available through fiscal year 2035 and net operating loss carryforwards of $5,991,999 available through fiscal year 2037. In addition, the Company has Massachusetts research credits of $109,717 available through fiscal year 2029 and net operating loss carryforwards of $5,181,801 available through fiscal year 2037.

(10)	Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2017 or 2016. The Company's matching contributions were $74,130 and $76,821 in fiscal years 2017 and 2016, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid for executives at September 30, 2017 or October 1, 2016.

(11)	Commitments and contingencies

At September 30, 2017, the Company had two outstanding letters of credit in the amounts of $11,730 and $1,200, which are secured by collateralized bank accounts totaling $12,930. At October 1, 2016, the Company had three outstanding letters of credit in the amounts of $14,662, $11,730 and $1,200, which are secured by collateralized bank accounts totaling $27,592.

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

In fiscal year 2017, the Company had two customers representing 91% (61% and 30%) of total net sales and at September 30, 2017 had two customers representing 98% (82% and 16%) of accounts receivable. In fiscal year 2016, the Company three customers representing 90% (62%, 18% and 10%) of total net sales and at October 1, 2016 had two customers representing 100% (99% and 1%) of accounts receivable.

A breakdown of net sales is as follows:

	September 30, 2017	October 1, 2016

Domestic	$3,848,115	$2,311,877
Foreign	361,012	211,057

Total Sales	$4,209,127	$2,522,934

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 30, 2017	October 1, 2016
Europe	-	11.7%
Mid-East and Africa	92.8%	67.6%
Far East	7.2%	20.7%

The Company sold products to six countries during the year ended September 30, 2017 and four countries during the year ended October 1, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 30, 2017	October 1, 2016

Egypt	32.5%	18.2%
Jordan	29.3%	-
Saudi Arabia	28.0%	49.4%
Philippines	2.8%	20.7%
Serbia	-	11.7%
Other	7.4%	-

(13)	Shareholder Rights Plan

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Technical Communications Corporation:

Concord, Massachusetts

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and subsidiary (the “Company”) as of September 30, 2017 and October 1, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 30, 2017 and October 1, 2016 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Technical Communications Corporation and subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
December 29, 2017

