Form 10-Q
period 2017-12-30
TECHNICAL COMMUNICATIONS CORP
filed 2018-02-13
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,849,025 shares of Common Stock, $0.10 par value, outstanding as of February 2, 2018.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 30, 2017	September 30, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,671,597	$1,283,673
Restricted cash	12,930	12,930
Marketable securities - held to maturity	204,681	360,253
Accounts receivable - trade	323,075	730,177
Inventories, net	1,402,488	1,358,344
Other current assets	111,915	135,693
Total current assets	3,726,686	3,881,070

Equipment and leasehold improvements	4,534,839	4,534,839
Less: accumulated depreciation and amortization	(4,493,879)	(4,481,085)
Equipment and leasehold improvements, net	40,960	53,754

Total Assets	$3,767,646	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$75,560	$109,224
Accrued liabilities:
Accrued compensation and related expenses	179,323	215,984
Customer deposits	8,644	53,886
Other current liabilities	51,554	55,376

Total current liabilities	315,081	434,470
Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at December 30, 2017 and September 30, 2017	183,988	183,988
Additional paid-in capital	4,143,179	4,139,002
Accumulated deficit	(874,602)	(822,636)
Total stockholders’ equity	3,452,565	3,500,354

Total Liabilities and Stockholders’ Equity	$3,767,646	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016

Net sales	$1,116,593	$631,621
Cost of sales	544,858	188,597
Gross profit	571,735	443,024

Operating expenses:
Selling, general and administrative	459,974	645,743
Product development	165,509	494,276
Total operating expenses	625,483	1,140,019

Operating loss	(53,748)	(696,995)

Other income:
Interest income	1,782	2,407

Net loss	$(51,966)	$(694,588)

Net loss per common share:
Basic	$(0.03)	$(0.38)
Diluted	$(0.03)	$(0.38)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016

Operating Activities:

Net loss	$(51,966)	$(694,588)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,794	41,334
Stock-based compensation	4,177	3,012
Amortization of premium on held to maturity securities	5,572	6,549

Changes in certain operating assets and liabilities:
Accounts receivable	407,102	(417,098)
Inventories	(44,144)	(132,580)
Other current assets	23,778	44,543
Customer deposits	(45,242)	(72,660)
Accounts payable and other accrued liabilities	(74,147)	41,539

Net cash provided by (used in) operating activities	237,924	(1,179,949)

Investing Activities:

Additions to equipment and leasehold improvements	-	(3,575)
Proceeds from maturities of marketable securities	150,000	-

Net cash provided by (used in) investing activities	150,000	(3,575)

Net increase (decrease) in cash and cash equivalents	387,924	(1,183,524)

Cash and cash equivalents at beginning of the period	1,283,673	2,589,036

Cash and cash equivalents at end of the period	$1,671,597	$1,405,512

Supplemental Disclosures:

Income taxes paid	$856	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2018.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the SEC.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $875,000 at December 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through December 31, 2018. In order to have sufficient cash to fund our operations beyond December 31, 2018, we will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition we are also pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Inventories

We value our inventory at the lower of cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on the estimated selling prices, less reasonably predictable costs of completion, disposal, and transportation.) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine whether the carrying value is in excess of net realizable value. To the extent that net realizable value is less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes no allowance is currently needed, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations, a specific write-off is recorded in that amount.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At December 30, 2017 and September 30, 2017, we recorded a full valuation allowance against our net deferred tax assets of approximately $4.7 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The Company follows FASB ASC 740-10, Income Taxes, relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At December 30, 2017 and September 30, 2017, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended December 30, 2017 and the year ended September 30, 2017, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of December 30, 2017 and September 30, 2017, in accordance with the fair value hierarchy as defined above. As of December 30, 2017 and September 30, 2017, the Company did not hold any assets classified as Level 2 or Level 3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
December 30, 2017

Cash Equivalents
Mutual funds:
Money market funds	$1,007,294	$1,007,294	$-
Total mutual funds	1,007,294	1,007,294	-

Total assets	$1,007,294	$1,007,294	$-

September 30, 2017

Cash Equivalents
Mutual funds:
Money market funds	$851,195	$851,195	$-
Total mutual funds	851,195	851,195	-

Total assets	$851,195	$851,195	$-

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 30, 2017 or September 30, 2017.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three month periods ended December 30, 2017 and December 31, 2016.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate.

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were 500 options granted during the three month period ended December 30, 2017 and none during the three month period ended December 31, 2016.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three month periods ended December 30, 2017 and December 31, 2016:

	2017	2016

Selling, general and administrative expenses	$3,905	$2,740
Product development expenses	272	272
Total share-based compensation expense before taxes	$4,177	$3,012

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 30, 2017 and December 31, 2016, there was $51,651 and $43,006, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 30, 2017 and December 31, 2016, the weighted average period over which the compensation expense is expected to be recognized is 3.4 and 3.8 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at December 30, 2017. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 246,781 shares were outstanding at December 30, 2017. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 30, 2017, there were 240,219 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first three months of fiscal 2018:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95 years

Grants	500	-	500	4.85
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, December 30, 2017	34,700	212,081	246,781	$8.35	3.72 years

Information related to the stock options vested and expected to vest as of December 30, 2017 is as follows:

		Weighted-Average			Exercisable
		Remaining	Weighted	Exercisable	Weighted-
Range of	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01 - $3.00	28,000	8.62	$2.70	2,800	$2.90
$4.01 - $5.00	41,000	4.70	4.53	32,100	4.65
$5.01 - $10.00	59,000	2.66	7.55	58,400	7.56
$10.01 - $15.00	118,781	2.75	11.40	118,781	11.40
	246,781	3.72	$8.35	212,081	$9.21

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 30, 2017 and December 31, 2016 was $482,282 and $0, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 2.	Inventories

Inventories consisted of the following:

	December 30, 2017	September 30, 2017

Finished goods	$8,015	$20,759
Work in process	264,166	383,216
Raw materials	1,130,307	954,369
	$1,402,488	$1,358,344

NOTE 3.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 30, 2017 and December 31, 2016 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, The Company has determined and completed the accounting for certain income tax effects of the Act in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these unaudited consolidated financial statements as a result of the Act.

NOTE 4.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 246,781 shares at December 30, 2017 and 242,281 shares at December 31, 2016.

NOTE 5.	Major Customers and Export Sales

During the three months ended December 30, 2017, the Company had one customer that represented 81% of net sales as compared to the three months ended December 31, 2016, during which two customers represented 96% (84% and 12%, respectively) of net sales.

A breakdown of foreign and domestic net sales for first quarters of fiscal 2018 and 2017 is as follows:

	2018	2017

Domestic	$987,535	$531,789
Foreign	129,058	99,832
Total sales	$1,116,593	$631,621

The Company sold products into four countries during the three month period ended December 30, 2017 and three countries during the three month period ended December 31, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2018 and 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Fiscal Year
	2018	2017

Philippines	54%	-
Jordan	10%	78%
Taiwan	-	16%
Saudi Arabia	27%	6%
Egypt	9%	-

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2018 and 2017 is as follows:

	Fiscal Year
	2018	2017

Mid-East and Africa	46%	84%
Far East	54%	16%

NOTE 6.	Cash Equivalents and Marketable Securities

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

As of December 30, 2017, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,007,294	$-	$-	$1,007,294

As of December 30, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Losses	Fair Value

Municipal bonds	$234,273	$3,694	$33,286	$204,681	$(101)	$204,580

As of September 30, 2017, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$-	$851,195

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 30, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

The contractual maturities of held to maturity securities as of December 30, 2017 were all within one year.

The Company’s available for sale securities were included in the cash and cash equivalents caption in the consolidated balance sheets.

NOTE 7	Cost Method Investment

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 30, 2017, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the SEC.

Results of Operations

Three Months ended December 30, 2017 as compared to Three Months ended December 31, 2016

Net Sales

Net sales for the quarter ended December 30, 2017 were $1,117,000, compared to $632,000 for the quarter ended December 31, 2016, an increase of 77%. Sales for the first quarter of fiscal 2018 consisted of $988,000, or 88%, from domestic sources and $129,000, or 12%, from international customers as compared to the same period in fiscal 2017, during which sales consisted of $532,000, or 84%, from domestic sources and $100,000, or 16%, from international customers.

Foreign sales consisted of shipments to four countries during the quarter ended December 30, 2017 and three countries during the quarter ended December 31, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2018 and 2017:

	2018	2017

Philippines	$70,000	$-
Jordan	13,000	78,000
Taiwan	-	16,000
Saudi Arabia	34,000	6,000
Egypt	12,000	-
	$129,000	$100,000

For the three months ended December 30, 2017, revenue was derived primarily from sales of our engineering services amounting to $900,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000.

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

Gross Profit

Gross profit for the first quarter of fiscal 2018 was $572,000, compared to gross profit of $443,000 for the same period of fiscal 2017, an increase of 29%. Gross profit expressed as a percentage of sales was 51% for the first quarter of fiscal 2018 compared to 70% for the same period in fiscal 2017, which decrease was due to the lower margin engineering services sales in fiscal 2018.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2018 were $460,000, compared to $646,000 for the same quarter in fiscal 2017. This decrease of $186,000, or 29%, was attributable to a decrease in general and administrative expenses of $34,000 and a decrease in selling and marketing expenses of $151,000 during the three months ended December 30, 2017.

The decrease in general and administrative expenses for the three months ended December 30, 2017 was primarily attributable to decreases in personnel-related costs of $28,000.

The decrease in selling and marketing expenses for the three months ended December 30, 2017 was primarily attributable to decreases in product demonstration costs of $125,000, product evaluation costs of $18,000 and bid and proposal costs of $14,000.

Product Development Costs

Product development costs for the quarter ended December 30, 2017 were $166,000, compared to $494,000 for the quarter ended December 31, 2016. This decrease of $328,000, or 66%, was attributable to an increase in billable engineering services contracts during the first quarter of fiscal 2018 that resulted in decreased product development costs of $292,000 and reduced personnel related costs of $45,000. These decreased costs were partially offset by an increase in engineering project costs of $11,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $900,000 of billable engineering services revenue generated during the first quarter of fiscal 2018 and none in the first quarter of fiscal 2017.

Net Loss

The Company incurred a net loss of $52,000 for the first quarter of fiscal 2018, compared to a net loss of $695,000 for the same period of fiscal 2017. This decrease in net loss is primarily attributable to a 45% decrease in operating expenses and a 29% increase in gross profit during the first quarter of fiscal 2018.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 30, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities (excluding restricted cash) at December 30, 2017 totaled $1,876,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $875,000 at December 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through December 31, 2018. In order to have sufficient cash to fund our operations beyond December 31, 2018, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition we are also pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 30,	December 31,
	2017	2016

Net loss	$(52,000)	$(695,000)
Changes not affecting cash	23,000	51,000
Changes in assets and liabilities	267,000	(536,000)

Cash provided by (used in) operating activities	238,000	(1,180,000)
Cash provided by (used in) investing activities	150,000	(3,000)

Net change in cash and cash equivalents	388,000	(1,183,000)
Cash and cash equivalents - beginning of period	1,284,000	2,589,000

Cash and cash equivalents - end of period	$1,672,000	$1,406,000

Operating Activities

The Company used approximately $1,418,000 less cash for operating activities in the first three months of fiscal 2018 compared to the same period in fiscal 2017. This decrease was primarily attributable to a decrease in net loss and a decrease in accounts receivable during the three month period ended December 30, 2017.

Investing Activities

Cash provided by investing activities during the first three months of fiscal 2018 increased by approximately $153,000 compared to the same period in fiscal 2017. This change is primarily attributable to the maturity of short-term investments in marketable securities during the first three months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the three month periods ended December 30, 2017 and December 31, 2016 was $43,000.

Backlog

Backlog at December 30, 2017 and September 30, 2017 amounted to $965,000 and $1,975,000, respectively. The orders in backlog at December 30, 2017 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 30, 2017 and September 30, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000. These collateralized bank accounts represent cash which has restrictions on its use.

Research and development

Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must improve existing products and develop new products, as well as attract and retain qualified personnel. No assurances can be given that the Company will be able to hire and train such technical management and sales personnel or successfully improve and develop its products.

During the three months ended December 30, 2017 and December 31, 2016, the Company spent $166,000 and $494,000, respectively, on internal product development. The Company also spent $377,000 on billable development efforts during the first three months of fiscal 2018. There were no billable development efforts during the first quarter of fiscal 2017. The Company’s total product development costs during the first quarter of fiscal 2018 were 10% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be consistent with fiscal 2017 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of calendar year 2018. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company adopted this standard for its fiscal year ended September 30, 2017. The adoption of this standard requires the Company to evaluate its ability to meet its obligations as they become due for a period of one year from the date that the financial statements are issued. As a result of this requirement, management has determined that substantial doubt exists about our ability to continue as a going concern. See further discussion in the footnotes to the unaudited consolidated financial statements.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This guidance was adopted by the Company in the first quarter of fiscal 2018; the adoption of this standard did not have a material impact on our financial statements.

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

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company in the first quarter of fiscal 2018; the adoption of this standard did not have a material impact on our financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the first quarter of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 13, 2018	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

February 13, 2018	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

Page 21