Form 10-Q
period 2018-03-31
TECHNICAL COMMUNICATIONS CORP
filed 2018-05-15
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,849,025 shares of Common Stock, $0.10 par value, outstanding as of May 4, 2018.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2018	September 30, 2017
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$1,428,905	$1,283,673
Restricted cash	11,730	12,930
Marketable securities - held to maturity	102,483	360,253
Accounts receivable - trade	316,099	730,177
Inventories, net	1,474,705	1,358,344
Other current assets	139,653	135,693
Total current assets	3,473,575	3,881,070

Equipment and leasehold improvements	4,573,018	4,534,839
Less: accumulated depreciation and amortization	(4,509,667)	(4,481,085)
Equipment and leasehold improvements, net	63,351	53,754

Total Assets	$3,536,926	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$79,818	$109,224
Accrued liabilities:
Accrued compensation and related expenses	226,071	215,984
Customer deposits	49,106	53,886
Other current liabilities	70,313	55,376

Total current liabilities	425,308	434,470

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,849,025 shares issued and outstanding at March 31, 2018 and 1,839,877 shares issued and outstanding at September 30, 2017	184,903	183,988
Additional paid-in capital	4,114,597	4,139,002
Accumulated deficit	(1,187,882)	(822,636)
Total stockholders’ equity	3,111,618	3,500,354

Total Liabilities and Stockholders’ Equity	$3,536,926	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net sales	$929,612	$1,385,086
Cost of sales	578,529	238,290
Gross profit	351,083	1,146,796

Operating expenses:
Selling, general and administrative	530,981	544,896
Product development	135,083	476,507
Total operating expenses	666,064	1,021,403

Operating (loss) income	(314,981)	125,393

Other income:
Interest income	1,701	2,257

Net (loss) income	$(313,280)	$127,650

Net (loss) income per common share:
Basic	$(0.17)	$0.07
Diluted	$(0.17)	$0.07

Weighted average shares:
Basic	1,848,215	1,839,877
Diluted	1,848,215	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 31, 2018	April 1, 2017

Net sales	$2,046,205	$2,016,707
Cost of sales	1,123,387	426,887
Gross profit	922,818	1,589,820

Operating expenses:
Selling, general and administrative	990,955	1,190,639
Product development	300,592	970,783
Total operating expenses	1,291,547	2,161,422

Operating loss	(368,729)	(571,602)

Other income:
Interest income	3,483	4,664

Net loss	$(365,246)	$(566,938)

Net loss per common share:
Basic	$(0.20)	$(0.31)
Diluted	$(0.20)	$(0.31)

Weighted average shares:
Basic	1,844,046	1,839,877
Diluted	1,844,046	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2018	April, 1, 2017

Operating Activities:
Net loss	$(365,246)	$(566,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,582	66,608
Stock-based compensation	10,380	6,640
Amortization of premium on held to maturity securities	7,770	13,236
Exercise of stock options – cashless to pay taxes	(33,870)	-

Changes in certain operating assets and liabilities:
Accounts receivable	414,078	(784,125)
Inventories	(116,361)	(190,089)
Other current assets	(3,960)	(41,328)
Customer deposits	(4,780)	(107,515)
Accounts payable and other accrued liabilities	(4,382)	(44,269)

Net cash used in operating activities	(67,789)	(1,647,780)

Investing Activities:
Proceeds from sale of cost method investment	-	75,817
Additions to equipment and leasehold improvements	(38,179)	(3,575)
Proceeds from maturities of marketable securities	250,000	100,000
Decrease in restricted cash	1,200	14,662

Net cash provided by investing activities	213,021	186,904

Net increase (decrease) in cash and cash equivalents	145,232	(1,460,876)

Cash and cash equivalents at beginning of the period	1,283,673	2,589,036

Cash and cash equivalents at end of the period	$1,428,905	$1,128,160

Non-cash financing activities:
Exercise of stock options – cashless	$915	-

Supplemental Disclosures:
Income taxes paid	$856	$856

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $1,188,000 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Such unaudited consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through March 31, 2019. In order to have sufficient cash to fund our operations beyond March 31, 2019, we will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, we are pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business and raise new capital is likely, we cannot provide assurances we will be able to do so.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Inventories

We value our inventory at the lower of cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on the estimated selling prices, less reasonably predictable costs of completion, disposal, and transportation) of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine whether the carrying value is in excess of net realizable value. To the extent that net realizable value is less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At March 31, 2018 and September 30, 2017, we recorded a full valuation allowance against our net deferred tax assets of approximately $4.7 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At March 31, 2018 and September 30, 2017, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended March 31, 2018 and the year ended September 30, 2017, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017, in accordance with the fair value hierarchy as defined above. As of March 31, 2018 and September 30, 2017, the Company did not hold any assets classified as Level 2 or Level 3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
	Total	(Level 1)	(Level 2)
March 31, 2018

Cash Equivalents
Mutual funds:
Money market funds	$911,745	$911,745	$-
Total mutual funds	911,745	911,745	-

Total assets	$911,745	$911,745	$-

September 30, 2017

Cash Equivalents
Mutual funds:
Money market funds	$851,195	$851,195	$-
Total mutual funds	851,195	851,195	-

Total assets	$851,195	$851,195	$-

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2018 or September 30, 2017.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during either of the six month periods ended March 31, 2018 and April 1, 2017.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate.

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were 14,000 options granted during each of the six month periods ended March 31, 2018 and April 1, 2017.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and six month periods ended March 31, 2018 and April 1, 2017:

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$5,851	9,756	$3,361	$6,100
Product development expenses	352	624	268	540
Total share-based compensation expense before taxes	$6,203	$10,380	$3,629	$6,640

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of March 31, 2018 and April 1, 2017, there was $119,543 and $62,636, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 31, 2018 and April 1, 2017, the weighted average period over which the compensation expense is expected to be recognized is 4.3 and 4.1 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at March 31, 2018. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 228,837 shares were outstanding at March 31, 2018. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 31, 2018, there were 230,563 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first six months of fiscal 2018:

	Options Outstanding
					Weighted Average
	Number of Shares			Weighted Average	Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95

Grants	500	-	500	4.85
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, December 30, 2017	34,700	212,081	246,781	$8.35	3.72

Grants	14,000	-	14,000	7.25
Vested	(5,600)	5,600	-	2.70
Exercises	-	(24,100)	(24,100)	6.12
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68

Outstanding, March 31, 2018	43,100	185,737	228,837	$8.48	4.17

Information related to the stock options vested and expected to vest as of March 31, 2018 is as follows:

				Weighted-Average			Exercisable
				Remaining	Weighted	Exercisable	Weighted-
Range of			Number of	Contractual	Average	Number of	Average
Exercise Prices			Shares	Life (years)	Exercise Price	Shares	Exercise Price

$2.01	-	$3.00	27,300	8.38	$2.70	7,700	$2.75
$4.01	-	$5.00	36,100	4.30	4.53	27,200	4.68
$5.01	-	$10.00	51,000	5.56	7.80	36,400	8.04
$10.01	-	$15.00	114,437	2.51	11.40	114,437	11.40
			228,837	4.17	8.48	185,737	9.40

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 31, 2018 and April 1, 2017 was $34,795 and $0, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 2. Inventories

Inventories consisted of the following:

	March 31, 2018	September 30, 2017
Finished goods	$23,034	$20,759
Work in process	341,492	383,216
Raw materials	1,110,179	954,369
	$1,474,705	$1,358,344

NOTE 3. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three and six month periods ended March 31, 2018 and April 1, 2017 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law by the President of the United States. The Tax Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company has determined and completed the accounting for certain income tax effects of the Tax Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact on the reported amounts in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as a result of the Tax Act.

NOTE 4. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 228,837 shares at March 31, 2018 and 252,114 shares at April 1, 2017.

NOTE 5. Major Customers and Export Sales

During the three month periods ended March 31, 2018 and April 1, 2017, the Company had one customer that represented 98% and 90%, respectively of net sales. During each of the six month periods ended March 31, 2018 and April 1, 2017, the Company had one customer that represented 88% of net sales.

A breakdown of foreign and domestic net sales for the three and six month periods ended March 31, 2018 and April 1, 2017 is as follows:

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Domestic	$929,612	$1,917,147	$1,251,933	$1,783,722
Foreign	-	129,058	133,153	232,985
Total sales	$929,612	$2,046,205	$1,385,086	$2,016,707

The Company did not sell any products into foreign countries during the three month period ended March 31, 2018 and sold products into three foreign countries during the three month period ended April 1, 2017. The Company sold products into four foreign countries during each of the six month periods ended March 31, 2018 and April 1, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Philippines	-	54%	7%	4%
Saudi Arabia	-	27%	72%	43%
Jordan	-	10%	21%	46%
Egypt	-	9%	-	-
Other	-	-	-	7%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Mid-East and Africa	-	46%	92%	89%
Far East	-	54%	8%	11%

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

As of March 31, 2018, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$911,745	$-	$-	$911,745

As of March 31, 2018, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Losses	Fair Value

Municipal bonds	$115,775	$2,472	$15,764	$102,483	$(11)	$102,472

As of September 30, 2017, available for sale securities consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$-	$851,195

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 30, 2017, held to maturity securities consisted of the following:

		Accrued	Amortization	Amortized	Unrealized	Estimated
	Cost	Interest	Bond Premium	Cost	Gains	Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

The contractual maturities of held to maturity securities as of March 31, 2018 were all within one year.

The Company’s available for sale securities were included in the cash and cash equivalents caption in the consolidated balance sheets.

NOTE 7. Cost Method Investment

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

Results of Operations

Three Months ended March 31, 2018 compared to Three Months ended April 1, 2017

Net Sales

Net sales for the quarter ended March 31, 2018 were $930,000, compared to $1,385,000 for the quarter ended April 1, 2017, a decrease of 33%. Sales for the second quarter of fiscal 2018 were all from domestic sources as compared to the same period in fiscal 2017, during which sales consisted of $1,252,000, or 90%, from domestic sources and $133,000, or 10%, from international customers.

Foreign sales consisted of shipments to three countries during the quarter ended April 1, 2017; there were no sales into foreign countries by the Company during the quarter ended March 31, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarter of fiscal 2018 and 2017:

	2018	2017

Saudi Arabia	$-	$95,000
Jordan	-	28,000
Philippines	-	10,000
	$-	$133,000

For the three months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $900,000.

For the three months ended April 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $1,250,000. We sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000 and also made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $28,000 during the quarter.

Gross Profit

Gross profit for the second quarter of fiscal 2018 was $351,000, compared to gross profit of $1,147,000 for the same period of fiscal 2017, a decrease of 69%. Gross profit expressed as a percentage of sales was 38% for the second quarter of fiscal 2018 compared to 83% for the same period in fiscal 2017, which decrease was due to the lower margin engineering services sales in fiscal 2018.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2018 were $531,000, compared to $545,000 for the same quarter in fiscal 2017. This decrease of $14,000, or 3%, was attributable to a decrease in selling and marketing expenses of $87,000, which was offset by an increase in general and administrative expenses of $73,000 during the three months ended March 31, 2018.

The decrease in selling and marketing expenses for the three months ended March 31, 2018 was attributable to decreases in product evaluation costs of $42,000, bid and proposal costs of $30,000, outside sales commissions of $19,000 and product demonstration costs of $11,000. These decreases were partially offset by an increase in personnel-related costs of $14,000.

The increase in general and administrative expenses for the three months ended March 31, 2018 was primarily attributable to increases in audit fees and other public company costs of $71,000.

Product Development Costs

Product development costs for the quarter ended March 31, 2018 were $135,000, compared to $477,000 for the quarter ended April 1, 2017. This decrease of $341,000, or 72%, was attributable to an increase in billable engineering services contracts during the second quarter of fiscal 2018 that resulted in decreased product development costs of $381,000 and reduced personnel related costs of $40,000. These decreased costs were partially offset by an increase in engineering project costs of $81,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $900,000 of billable engineering services revenue generated during the second quarter of fiscal 2018 and none in the second quarter of fiscal 2017.

Net Loss

The Company incurred a net loss of $313,000 for the second quarter of fiscal 2018, compared to net income of $128,000 for the same period of fiscal 2017. This net loss is primarily attributable to a 69% decrease in gross profit, which was partially offset by a decrease in operating expenses of 35% during the second quarter of fiscal 2018.

Six Months ended March 31, 2018 compared to Six Months ended April 1, 2017

Net Sales

Net sales for the six months ended March 31, 2018 were $2,046,000, compared to $2,017,000 for the six months ended April 1, 2017, an increase of 1%. Sales for the first six months of fiscal 2018 consisted of $1,917,000, or 94%, from domestic sources and $129,000, or 6%, from international customers as compared to the same period in fiscal 2017, during which sales consisted of $1,784,000, or 88%, from domestic sources and $233,000, or 12%, from international customers.

Foreign sales consisted of shipments to four countries during each of the six month periods ended March 31, 2018 and April 1, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2018 and 2017:

	2018	2017

Philippines	$70,000	$10,000
Saudi Arabia	34,000	101,000
Jordan	13,000	106,000
Egypt	12,000	16,000
	$129,000	$233,000

For the six months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $1,800,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000.

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

Gross Profit

Gross profit for the first six months of fiscal 2018 was $923,000, compared to gross profit of $1,590,000 for the same period of fiscal 2017, a decrease of 42%. Gross profit expressed as a percentage of sales was 45% for the first six months of fiscal 2018 compared to 79% for the same period in fiscal 2017, which decrease was due to the lower margin engineering services sales in fiscal 2018.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2018 were $991,000, compared to $1,191,000 for the same period in fiscal 2017. This decrease of $200,000, or 17%, was attributable to a decrease in selling and marketing expenses of $239,000, which was partially offset by an increase in general and administrative expenses of $39,000, during the six months ended March 31, 2018.

The decrease in selling and marketing expenses for the six months ended March 31, 2018 was attributable to decreases in product evaluation costs of $60,000, bid and proposal costs of $43,000 and product demonstration costs of $135,000. These decreases were partially offset by an increase in personnel-related costs of $21,000.

The increase in general and administrative expenses for the six months ended March 31, 2018 was primarily attributable to increases in audit fees and other public company costs of $75,000. These increases were partially offset by a decrease in personnel-related costs of $30,000 during the period.

Product Development Costs

Product development costs for the six months ended March 31, 2018 were $301,000, compared to $971,000 for the six months ended April 1, 2017. This decrease of $670,000, or 69%, was attributable to an increase in billable engineering services contracts during the first six months of fiscal 2018 that resulted in decreased product development costs of $673,000 and reduced personnel related costs of $85,000. These decreased costs were partially offset by an increase in engineering project costs of $94,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $1,800,000 of billable engineering services revenue generated during the first six months of fiscal 2018 and none in the first six months of fiscal 2017.

Net Loss

The Company incurred a net loss of $365,000 for the first six months of fiscal 2018, compared to a net loss of $567,000 for the same period of fiscal 2017. This decrease in net loss is primarily attributable to a 40% decrease in operating expenses and partially offset by a 42% decrease in gross profit during the first six months of fiscal 2018.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 31, 2018, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities (excluding restricted cash) at March 31, 2018 totaled $1,531,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $1,188,000 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through March 31, 2019. In order to have sufficient cash to fund our operations beyond March 31, 2019, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, we are pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business and raise new capital is likely, we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 31,	April 1,
	2018	2017

Net loss	$(365,000)	$(567,000)
Changes not affecting cash	13,000	86,000
Changes in assets and liabilities	284,000	(1,167,000)

Cash used in operating activities	(68,000)	(1,648,000)
Cash provided by investing activities	213,000	187,000

Net change in cash and cash equivalents	145,000	(1,461,000)
Cash and cash equivalents - beginning of period	1,284,000	2,589,000

Cash and cash equivalents - end of period	$1,429,000	$1,128,000

Operating Activities

The Company used approximately $1,580,000 less cash for operating activities in the first six months of fiscal 2018 compared to the same period in fiscal 2017. This decrease was primarily attributable to a decrease in accounts receivable during the six month period ended March 31, 2018.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2018 increased by approximately $26,000 compared to the same period in fiscal 2017. This change is primarily attributable to the maturity of short-term investments in marketable securities of $150,000 and partially offset by a decrease in proceeds from the sale of cost method investment of $76,000 and an increase in additions equipment and leasehold improvements of $35,000, during the first six months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the six month periods ended March 31, 2018 and April 1, 2017 was $85,000.

Backlog

Backlog at March 31, 2018 and September 30, 2017 amounted to $2,157,000 and $1,975,000, respectively. The orders in backlog at March 31, 2018 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 31, 2018, the Company had one outstanding letter of credit in the amount of $12,000 and at September 30, 2017 the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000. These collateralized bank accounts represent cash which has restrictions on its use.

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

During the six months ended March 31, 2018 and April 1, 2017, the Company spent $301,000 and $971,000, respectively, on internal product development. The Company also spent $869,000 on billable development efforts during the first six months of fiscal 2018. There were no billable development efforts during the first six months of fiscal 2017. The Company’s total product development costs during the first six months of fiscal 2018 were 20% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be consistent with fiscal 2017 levels.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2018.

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

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company adopted this standard for its fiscal year ended September 30, 2017. The adoption of this standard requires the Company to evaluate its ability to meet its obligations as they become due for a period of one year from the date that the financial statements are issued. As a result of this requirement, management has determined that substantial doubt exists about our ability to continue as a going concern. See further discussion in the footnotes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU became effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This guidance was adopted by the Company in the first quarter of fiscal 2018; the adoption of this standard did not have a material impact on our financial statements.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the first six months of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 12, 2018, the Company held its 2018 annual meeting of shareholders (the “Meeting”) at its executive offices in Concord, MA. Set forth below are the matters voted upon at the Meeting and the voting results:

Proposal 1 - The Company’s shareholders voted to elect two Class III Directors to serve on the Board of Directors for a term of three years expiring at the 2021 Annual Meeting of Stockholders. The votes cast were as follows:

Nominee	Votes for	Votes withheld

Carl H. Guild, Jr.	576,725	27,856
Thomas E. Peoples	571,023	33,558

There were 1,115,848 broker non-votes with respect to Proposal 1.

Proposal 2 - The Company's shareholders approved on an advisory, non-binding basis, the compensation of the Company's named executive officers as disclosed in the proxy statement for the Meeting, with 563,824 shares voting for and 28,302 shares voting against the proposal. There were 12,455 shares abstaining and 1,115,848 broker non-votes on this proposal.

Proposal 3 - The Company's shareholders voted to ratify the appointment of Moody, Famiglietti & Andronico, LLP as the Company's independent registered public accounting firm for the fiscal year ending September 29, 2018 with 1,655,160 shares voting for, 60,994 shares voting against, and 4,275 shares abstaining with respect to this proposal.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 15, 2018	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 15, 2018	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer