Form 10-Q
period 2018-06-30
TECHNICAL COMMUNICATIONS CORP
filed 2018-08-14
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X      No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     X      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,849,025 shares of Common Stock, $0.10 par value, outstanding as of August 10, 2018.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2018	September 30, 2017
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$1,460,438	$1,283,673
Restricted cash	-	12,930
Marketable securities - held to maturity	-	360,253
Accounts receivable - trade	597,907	730,177
Inventories, net	1,554,938	1,358,344
Other current assets	171,909	135,693
Total current assets	3,785,192	3,881,070

Equipment and leasehold improvements	4,578,501	4,534,839
Less: accumulated depreciation and amortization	(4,519,469)	(4,481,085)
Equipment and leasehold improvements, net	59,032	53,754

Total Assets	$3,844,224	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$131,384	$109,224
Accrued liabilities:
Accrued compensation and related expenses	213,348	215,984
Customer deposits	53,091	53,886
Other current liabilities	83,720	55,376

Total current liabilities	481,543	434,470

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,849,025 shares issued and outstanding at June 30, 2018 and 1,839,877 shares issued and outstanding at September 30, 2017	184,903	183,988
Additional paid-in capital	4,122,633	4,139,002
Accumulated deficit	(944,855)	(822,636)
Total stockholders’ equity	3,362,681	3,500,354

Total Liabilities and Stockholders’ Equity	$3,844,224	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017

Net sales	$1,544,142	$1,067,786
Cost of sales	666,758	528,322
Gross profit	877,384	539,464

Operating expenses:
Selling, general and administrative	522,097	478,654
Product development	114,378	407,106
Total operating expenses	636,475	885,760

Operating income (loss)	240,909	(346,296)

Other income:
Interest income	2,118	1,806

Net income (loss)	$243,027	$(344,490)

Net income (loss) per common share:
Basic	$0.13	$(0.19)
Diluted	$0.13	$(0.19)

Weighted average shares:
Basic	1,849,025	1,839,877
Diluted	1,854,370	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017

Net sales	$3,590,347	$3,084,493
Cost of sales	1,790,145	955,209
Gross profit	1,800,202	2,129,284

Operating expenses:
Selling, general and administrative	1,513,052	1,669,293
Product development	414,970	1,377,889
Total operating expenses	1,928,022	3,047,182

Operating loss	(127,820)	(917,898)

Other income:
Interest income	5,601	6,470

Net loss	$(122,219)	$(911,428)

Net loss per common share:
Basic	$(0.07)	$(0.50)
Diluted	$(0.07)	$(0.50)

Weighted average shares:
Basic	1,845,706	1,839,877
Diluted	1,845,706	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017

Operating Activities:

Net loss	$(122,219)	$(911,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,384	83,141
Stock-based compensation	18,416	10,809
Amortization of premium on held to maturity securities	10,253	20,412
Exercise of stock options – cashless to pay taxes	(33,870)	-

Changes in certain operating assets and liabilities:
Accounts receivable	132,270	(309,723)
Inventories	(196,594)	(127,540)
Other current assets	(36,216)	(18,799)
Customer deposits	(795)	(110,339)
Accounts payable and other accrued liabilities	47,868	(82,603)

Net cash used in operating activities	(142,503)	(1,446,070)

Investing Activities:
Proceeds from sale of cost method investment	-	75,817
Additions to equipment and leasehold improvements	(43,662)	(3,575)
Proceeds from maturities of marketable securities	350,000	300,000

Net cash provided by investing activities	306,338	372,242

Net increase (decrease) in cash, cash equivalents and restricted cash	163,835	(1,073,828)

Cash, cash equivalents and restricted cash at beginning of the period	1,296,603	2,616,628

Cash, cash equivalents and restricted cash at end of the period	$1,460,438	$1,542,800

Non-cash financing activities:

Exercise of stock options – cashless	$915	$-

Supplemental Disclosures:

Income taxes paid	$856	$856

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 29, 2018.

The September 30, 2017 consolidated balance sheet was derived from the September 30, 2017 audited consolidated financial statement. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the SEC.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $945,000 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. Such unaudited consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through June 30, 2019. In order to have sufficient cash to fund our operations beyond June 30, 2019, we will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Reporting Period

The Company reports their operations on a 52-week fiscal year with year-end being the Saturday closest to the reporting period end date.

NOTE 1. Summary of Significant Accounting Policies

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

On an ongoing basis, management evaluates its estimates and judgments, including but not limited to those related to marketable securities, receivable reserves, inventory reserves, fair value of financial instruments, impairment of long-lived assets, revenue recognition, stock-based compensation and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At June 30, 2018 and September 30, 2017, we recorded a full valuation allowance against our net deferred tax assets of approximately $3.7 million and $4.7 million, respectively due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The Company follows appropriate guidance for the recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements.

Due to the nature of our current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that we will be subject to foreign taxes in the near future.

Fair Value Measurements

In determining fair value measurements, the Company follows the established framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At June 30, 2018 and September 30, 2017, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities and accounts payable approximate fair value because of their short-term nature.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended June 30, 2018 and the year ended September 30, 2017, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, in accordance with the fair value hierarchy as defined above. As of June 30, 2018 and September 30, 2017, the Company did not hold any assets classified as Level 2 or Level 3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
June 30, 2018

Mutual funds:
Money market funds	$1,015,102	$1,015,102
Total mutual funds	1,015,102	1,015,102

Total assets	$1,015,102	$1,015,102

September 30, 2017

Mutual funds:
Money market funds	$851,195	$851,195
Total mutual funds	851,195	851,195

Total assets	$851,195	$851,195

There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2018 or September 30, 2017.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during either of the nine month periods ended June 30, 2018 and July 1, 2017.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate.

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were 14,000 options granted during each of the nine month periods ended June 30, 2018 and July 1, 2017.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and nine month periods ended June 30, 2018 and July 1, 2017:

	June 30, 2018		July 1, 2017
	3 months	9 months	3 months	9 months

Selling, general and administrative expenses	$7,596	$17,352	$3,896	$9,998
Product development expenses	356	1,064	272	811
Total share-based compensation expense before taxes	$7,952	$18,416	$4,168	$10,809

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of June 30, 2018 and July 1, 2017, there was $111,591 and $58,468, respectively, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 30, 2018 and July 1, 2017, the weighted average period over which the compensation expense is expected to be recognized is 4.05 and 4.06 years, respectively.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at June 30, 2018. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 228,837 shares were outstanding at June 30, 2018. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of June 30, 2018, there were 230,563 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first nine months of fiscal 2018:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average
	Unvested	Vested	Total	Exercise Price	Contractual Life

Outstanding, September 30, 2017	34,700	212,081	246,781	$8.36	3.95 years

Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, December 30, 2017	34,700	212,081	246,781	$8.35	3.72 years

Grants	14,000	-	14,000	7.25
Vested	(5,600)	5,600	-	2.70
Exercises	-	(24,100)	(24,100)	6.12
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68

Outstanding, March 31, 2018	43,100	185,737	228,837	$8.48	4.17 years

Grants	-	-	-
Vested	(3,100)	3,100	-	4.25
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, June 30, 2018	40,000	188,837	228,837	$8.48	3.92 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 30, 2018 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	27,300	8.13	$2.70	7,700	$2.75
$4.01	-	$5.00	36,100	4.05	4.53	30,000	4.62
$5.01	-	$10.00	51,000	5.31	7.80	36,700	8.02
$10.01	-	$15.00	114,437	2.26	11.40	114,437	11.40
			228,837	3.92	8.48	188,837	9.31

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2018 and July 1, 2017 was $15,270 and $0, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This guidance is applicable for the Company beginning in the first quarter of our 2018 fiscal year. We are currently evaluating the method of adoption and the potential impact this standard will have on our financial statements and related disclosure.

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the nine month period ended July 1, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2. Inventories

Inventories consisted of the following:

	June 30, 2018	September 30, 2017

Finished goods	$29,499	$20,759
Work in process	639,050	383,216
Raw materials	886,389	954,369
	$1,554,938	$1,358,344

NOTE 3. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three and nine month periods ended June 30, 2018 and July 1, 2017 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law by the President of the United States. The Tax Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company has determined and completed the accounting for certain income tax effects of the Tax Act to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact on the reported amounts in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as a result of the Tax Act.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 201,037 shares at June 30, 2018 and 251,714 shares at July 1, 2017. Furthermore, in periods with a net loss, basic and diluted shares will have the same value.

NOTE 5. Major Customers and Export Sales

During the three month period ended June 30, 2018, the Company had one customer that represented 95% of net sales as compared to the three month period ended July 1, 2017, during which the Company had two customers that represented 97% (63% and 34%, respectively) of net sales. During the nine month period ended June 30, 2018, the Company had one customer that represented 91% of net sales as compared to the nine month period ended July 1, 2017, during which the Company had two customers that represented 91% (79% and 12%, respectively) of net sales.

A breakdown of foreign and domestic net sales for the three and nine month periods ended June 30, 2018 and July 1, 2017 is as follows:

	June, 2018		July 1, 2017
	3 months	9 months	3 months	9 months
Domestic	$1,469,406	$3,386,553	$1,057,061	$2,840,783
Foreign	74,736	203,794	10,725	243,710
Total sales	$1,544,142	$3,590,347	$1,067,786	$3,084,493

The Company sold products into two foreign countries during the three month period ended June 30, 2018 and one foreign country during the three month period ended July 1, 2017. The Company sold products into four foreign countries during the nine month period ended June 30, 2018 and five foreign countries during the nine month period ended July 1, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	June 30, 2018		July 1, 2017
	3 months	9 months	3 months	9 months

Saudi Arabia	73%	44%	-	42%
Philippines	27%	44%	-	4%
Bahrain	-	-	100%	4%
Jordan	-	6%	-	43%
Other	-	6%	-	7%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 30, 2018		July 1, 2017
	3 months	9 months	3 months	9 months

Mid-East and Africa	73%	56%	100%	89%
Far East	27%	44%	-	11%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 6. Cash Equivalents and Marketable Securities

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market mutual funds held in a brokerage account. All marketable securities must be classified as one of the following: held to maturity, available for sale, or trading. The Company classifies its marketable securities as either available for sale or held to maturity.

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

As of June 30, 2018, cash equivalents consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,015,102	$-	$-	$1,015,102

As of September 30, 2017, cash equivalents consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$851,195

As of September 30, 2017, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company?s critical accounting policies or critical accounting estimates since September 30, 2017, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 1, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the SEC.

Results of Operations (dollar amounts have been rounded to nearest thousandths)

Three Months ended June 30, 2018 compared to Three Months ended July 1, 2017

Net Sales

Net sales for the quarter ended June 30, 2018 were $1,544,000, compared to $1,068,000 for the quarter ended July 1, 2017, an increase of 45%. Sales for the third quarter of fiscal 2018 consisted of $1,469,000, or 95%, from domestic sources and $75,000, or 5%, from international customers as compared to the same period in fiscal 2017, during which sales consisted of $1,057,000, or 99%, from domestic sources and $11,000, or 1%, from international customers.

Foreign sales consisted of shipments to two countries during the quarter ended June 30, 2018 and one country during the quarter ended July 1, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarter of fiscal 2018 and 2017:

	2018	2017
Saudi Arabia	$55,000	$-
Philippines	20,000	-
Bahrain	-	11,000
	$75,000	$11,000

For the three months ended June 30, 2018, revenue was derived primarily from sales of our engineering services amounting to $1,396,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $55,000 during the period.

For the three months ended July 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $669,000. We also recorded sales under an engineering services contract amounting to $300,000 during the period.

Gross Profit

Gross profit for the third quarter of fiscal 2018 was $877,000, compared to gross profit of $539,000 for the same period of fiscal 2017, an increase of 63%. Gross profit expressed as a percentage of sales was 57% for the third quarter of fiscal 2018 compared to 51% for the same period in fiscal 2017, which was due to the higher margin engineering services sales in fiscal 2018.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2018 were $522,000, compared to $479,000 for the same quarter in fiscal 2017. This increase of $43,000, or 9%, was attributable to an increase in general and administrative expenses of $36,000 and an increase in selling and marketing expenses of $7,000 during the three months ended June 30, 2018.

The increase in general and administrative expenses for the three months ended June 30, 2018 was primarily attributable to increases in audit fees and other public company costs of $19,000, a write-off of collateral of $12,000 and an increase in personnel-related costs of $5,000.

The increase in selling and marketing expenses for the three months ended June 30, 2018 was attributable to increases in outside sales commissions of $11,000, bid and proposal costs of $26,000 and outside consulting costs of $14,000. These increases were offset by a decrease in product evaluation costs of $39,000.

Product Development Costs

Product development costs for the quarter ended June 30, 2018 were $114,000, compared to $407,000 for the quarter ended July 1, 2017. This decrease of $293,000, or 72%, was attributable to an increase in billable engineering services contracts during the third quarter of fiscal 2018 that resulted in decreased product development costs of $347,000 and reduced personnel related costs of $43,000. These decreased costs were partially offset by an increase in engineering project costs of $97,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $1,396,000 of billable engineering services revenue generated during the third quarter of fiscal 2018 and $300,000 in the third quarter of fiscal 2017.

Net Income/Loss

The Company generated net income of $243,000 for the third quarter of fiscal 2018, compared to a net loss of $344,000 for the same period of fiscal 2017. This net income is primarily attributable to a 63% increase in gross profit and a 28% decrease in operating expenses during the third quarter of fiscal 2018.

Nine Months ended June 30, 2018 compared to Nine Months ended July 1, 2017

Net Sales

Net sales for the nine months ended June 30, 2018 were $3,590,000, compared to $3,084,000 for the nine months ended July 1, 2017, an increase of 16%. Sales for the first nine months of fiscal 2018 consisted of $3,387,000, or 94%, from domestic sources and $204,000, or 6%, from international customers as compared to the same period in fiscal 2017, during which sales consisted of $2,841,000, or 92%, from domestic sources and $243,000, or 8%, from international customers.

Foreign sales consisted of shipments to four countries during the nine month period ended June 30, 2018 and five countries during the same period in fiscal 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2018 and 2017:

	2018	2017

Philippines	$90,000	$10,000
Saudi Arabia	89,000	101,000
Jordan	13,000	106,000
Other	12,000	26,000
	$204,000	$243,000

For the nine months ended June 30, 2018, revenue was derived primarily from sales of our engineering services amounting to $3,196,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $90,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $89,000 during the period.

For the nine months ended July 1, 2017, product sales revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $2,450,000. Additional revenue was generated from sales of our engineering services amounting to $300,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $106,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000 during the period.

Gross Profit

Gross profit for the first nine months of fiscal 2018 was $1,800,000, compared to gross profit of $2,129,000 for the same period of fiscal 2017, a decrease of 15%. Gross profit expressed as a percentage of sales was 50% for the first nine months of fiscal 2018 compared to 69% for the same period in fiscal 2017, which decrease was due to the lower margin engineering services sales in fiscal 2018. During fiscal 2017 the concentration of sales related to product sales which historically will yield higher margins.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2018 were $1,513,000, compared to $1,669,000 for the same period in fiscal 2017. This decrease of $156,000, or 9%, was attributable to a decrease in selling and marketing expenses of $231,000, which was partially offset by an increase in general and administrative expenses of $75,000 during the nine months ended June 30, 2018.

The decrease in selling and marketing expenses for the nine months ended June 30, 2018 was attributable to decreases in product demonstration costs of $136,000, product evaluation costs of $99,000 and bid and proposal costs of $17,000. These decreases were partially offset by an increase in personnel-related costs of $14,000.

The increase in general and administrative expenses for the nine months ended June 30, 2018 was primarily attributable to increases in audit fees and other public company costs of $94,000. These increases were partially offset by a decrease in personnel-related costs of $25,000 during the period.

Product Development Costs

Product development costs for the nine months ended June 30, 2018 were $415,000, compared to $1,378,000 for the nine months ended July 1, 2017. This decrease of $963,000, or 70%, was attributable to an increase in billable engineering services contracts during the first nine months of fiscal 2018 that resulted in decreased product development costs of $1,021,000 and reduced personnel related costs of $128,000. These decreased costs were partially offset by an increase in engineering project costs of $191,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $3,196,000 of billable engineering services revenue generated during the first nine months of fiscal 2018 and $300,000 in the first nine months of fiscal 2017.

Net Loss

The Company incurred a net loss of $122,000 for the first nine months of fiscal 2018, compared to a net loss of $911,000 for the same period of fiscal 2017. This decrease in net loss is primarily attributable to a 37% decrease in operating expenses and partially offset by a 15% decrease in gross profit during the first nine months of fiscal 2018.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 30, 2018, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources (dollar amounts have been rounded to nearest thousandths)

Our cash and cash equivalents at June 30, 2018 totaled $1,460,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $945,000 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through June 30, 2019. In order to have sufficient cash to fund our operations beyond June 30, 2019, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 30, 2018	July 1, 2017

Net loss	$(122,000)	$(911,000)
Changes not affecting cash	33,000	114,000
Changes in assets and liabilities	(54,000)	(649,000)

Cash used in operating activities	(143,000)	(1,446,000)
Cash provided by investing activities	306,000	372,000

Net change in cash, cash equivalents and restricted cash	163,000	(1,074,000)
Cash, cash equivalents and restricted cash - beginning of period	1,297,000	2,617,000

Cash, cash equivalents and restricted cash - end of period	$1,460,000	$1,543,000

Operating Activities

The Company used approximately $1,303,000 less cash for operating activities in the first nine months of fiscal 2018 compared to the same period in fiscal 2017. This decrease was primarily attributable to a decrease in the net loss for the nine month period ended June 30, 2018.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2018 decreased by approximately $66,000 compared to the same period in fiscal 2017. This change is primarily attributable to a decrease in proceeds from the sale of cost method investment of $76,000 and an increase in additions to equipment and leasehold improvements of $40,000, partially offset by the difference in the maturity of short-term investments in marketable securities of $50,000 during the first nine months of 2018 compared to the same period in fiscal 2017.

Company Facilities

On July 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through June 30, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through June 30, 2024 at an annual rate of $171,000. Rent expense for each of the nine month periods ended June 30, 2018 and July 1, 2017 was $128,000.

Backlog

Backlog at June 30, 2018 and September 30, 2017 amounted to $2,750,000 and $2,675,000, respectively. The orders in backlog at June 30, 2018 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 30, 2018, the Company had no outstanding letters of credit. At September 30, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000. These collateralized bank accounts represented cash which had restrictions on its use.

Research and development

Research and development efforts are undertaken by the Company primarily on its own initiative. In order to compete successfully, the Company must improve existing products and develop new products, as well as attract and retain qualified personnel. No assurances can be given that the Company will be able to hire and train such technical, management and sales personnel or successfully improve and develop its products.

During the nine months ended June 30, 2018 and July 1, 2017, the Company spent $415,000 and $1,378,000, respectively, on internal product development. The Company also spent $1,410,000 on billable development efforts during the first nine months of fiscal 2018 and $152,000 during the same period of fiscal 2017. The Company’s total product development costs during the first nine months of fiscal 2018 were 19% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be approximately 20% higher compared to fiscal 2017 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of June 2019. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the product development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2018.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB issued ASU No. 2014-9: “Revenue from Contracts with Customers” (ASC 606). The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including how an entity should identify performance obligations. As amended, the new guidance is effective for us beginning October 1, 2018. We have elected to adopt ASC 606 using the modified retrospective method approach as of October 1, 2018. This approach will be applied to all contracts not completed as of October 1, 2018.

The qualitative assessments of the standard provided below are estimates of the expected effects of the adoption of ASC 606. This represents our best estimate of the effects of adopting ASC 606 at the time of the preparation of this Quarterly Report on Form 10-Q. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of fiscal 2019.

Engineering Services Revenue We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. The adoption of ASC 606 will not result in a change to the timing of revenue recognition for this segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, we do not expect the adoption of ASC 606 will result in a material impact to revenue recognition.

Engineering Services Revenue We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. The adoption of ASC 606 will not result in a change to the timing of revenue recognition for this segment as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, we do not expect the adoption of ASC 606 will result in a material impact to revenue recognition.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU became effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This guidance was adopted by the Company in the first quarter of its 2018 fiscal year; the adoption of this standard did not have a material impact on our financial statements.

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosure. The Company currently has one operating lease on its facility in Concord, MA. The Company expects to adopt this standard during its fiscal year 2020.

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company in the first quarter of its 2018 fiscal year; the adoption of this standard did not have a material impact on our financial statements.

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows,

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the nine month period ended July 1, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC during the first nine months of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. As previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, we concluded that our disclosure controls and procedures were not effective as of September 30, 2017 based on the material weakness identified. We did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes, which management has determined constituted a material weakness. Further, during the three months ended June 30, 2018, we identified a material weakness in our internal control over significant non-routine transactions.

Based on management’s assessment management has concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 14, 2018	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

August 14, 2018	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer