Form 10-Q/A
period 2017-12-30
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of May 31, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	TCCO	NASDAQ Capital Market

EXPLANATORY NOTE

Technical Communications Corporation (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2018 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited consolidated financial statements for the three months ended December 30, 2017 and to make related revisions to certain other disclosures in the Original Filing; the financial statements included in the Original Filing should no longer be relied upon. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain errors primarily related to the Company’s recognition of revenue, which errors resulted from the Company’s misapplication of generally accepted accounting principles. Further explanation regarding the restatement is set forth in Note 2 to the unaudited consolidated financial statements included in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. The following sections in the Original Filing are revised in this Form 10-Q/A to reflect this restatement:

Part I - Item 1 – Financial Statements (Unaudited)

Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 – Controls and Procedures

Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 30, 2017	September 30, 2017
	(Unaudited, As restated, see Note 2)	(As restated, see Note 2)
Assets
Current Assets:
Cash and cash equivalents	$1,671,597	$1,283,673
Restricted cash	12,930	12,930
Marketable securities - held to maturity	204,681	360,253
Accounts receivable - trade	323,075	730,177
Inventories, net	1,402,488	1,358,344
Other current assets	111,915	135,693
Total current assets	3,726,686	3,881,070

Equipment and leasehold improvements	4,534,839	4,534,839
Less: accumulated depreciation and amortization	(4,493,879)	(4,481,085)
Equipment and leasehold improvements, net	40,960	53,754

Total Assets	$3,767,646	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$75,560	$109,224
Deferred revenue	764,185	484,121
Accrued liabilities:
Accrued compensation and related expenses	179,323	215,984
Customer deposits	8,644	53,886
Other current liabilities	51,554	55,376

Total current liabilities	1,079,266	918,591

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,839,877 shares issued and outstanding at December 30, 2017 and September 30, 2017	183,988	183,988
Additional paid-in capital	4,143,179	4,139,002
Accumulated deficit	(1,638,787)	(1,306,757)
Total stockholders’ equity	2,688,380	3,016,233

Total Liabilities and Stockholders’ Equity	$3,767,646	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
	(As restated, see Note 2)
Net revenue
Engineering services	$619,936	$-
Equipment sales	216,593	631,621
Total net revenue	836,529	631,621
Cost of revenue
Engineering services	366,500	-
Equipment sales	178,358	188,597
Total cost of revenue	544,858	188,597

Gross profit	291,671	443,024

Operating expenses:
Selling, general and administrative	459,974	645,743
Product development	165,509	494,276
Total operating expenses	625,483	1,140,019

Operating loss	(333,812)	(696,995)

Other income:
Interest income	1,782	2,407

Net loss	$(332,030)	$(694,588)

Net loss per common share:
Basic	$(0.18)	$(0.38)
Diluted	$(0.18)	$(0.38)

Weighted average shares:
Basic	1,839,877	1,839,877
Diluted	1,839,877	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
	(As restated, see Note 2)
Operating Activities:

Net loss	$(332,030)	$(694,588)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,794	41,334
Stock-based compensation	4,177	3,012
Amortization of premium on held to maturity securities	5,572	6,549

Changes in certain operating assets and liabilities:
Accounts receivable	407,102	(417,098)
Inventories	(44,144)	(132,580)
Other current assets	23,778	44,543
Deferred revenue	280,064	-
Customer deposits	(45,242)	(72,660)
Accounts payable and other accrued liabilities	(74,147)	41,539

Net cash provided by (used in) operating activities	237,924	(1,179,949)

Investing Activities:

Additions to equipment and leasehold improvements	-	(3,575)
Proceeds from maturities of marketable securities	150,000	-

Net cash provided by (used in) investing activities	150,000	(3,575)

Net increase (decrease) in cash and cash equivalents	387,924	(1,183,524)

Cash, cash equivalents and restricted cash at beginning of the period	1,296,603	2,616,628

Cash, cash equivalents and restricted cash at end of the period	$1,684,527	$1,433,104

Supplemental Disclosures:

Income taxes paid	$-	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of the Business and Basis of Presentation

Company Operations

Technical Communications Corporation (“TCC”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are collectively referred to as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into a significant number of countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ended September 29, 2018.

The September 30, 2017 restated consolidated balance sheet was derived from the September 30, 2017 audited restated consolidated financial statement. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s restated consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2017 on Form 10-K filed June 21, 2019.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure it consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards CodificationTM - sometimes referred to as the Codification or ASC.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $1,639,000 at December 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments to reflect substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that the principal sources of liquidity will only be sufficient to fund activities to January 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is also pursuing raising capital through equity or debt arrangements. Although the Company believes its ability to secure such new business or raise new capital is likely, it cannot provide assurances it will be able to do so.

Should the Company be unsuccessful in these efforts, it would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Reporting Period

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The discussion and analysis of the financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

NOTE 2. Restatements

The Company has restated its unaudited consolidated financial statements as of and for the three months ended December 30, 2017. The restatements reflect adjustments to correct errors in the Company’s revenue recognition for a certain contract. The error was identified during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit for the year ended September 29, 2018 and during the course of a subsequent review by management. The error resulted from the misinterpretation and misapplication of ASC Topic, 605 Revenue Recognition. The effects of the restatement on the Company’s consolidated financial statements for the three months ended December 30, 2017 are described below.

Correction of error in the application of the Company’s revenue recognition policy

	As reported	Adjustment	As adjusted
	As of December 30, 2017
Balance Sheet
Deferred revenue	$-	$764,185	$764,185
Accumulated deficit	(874,602)	(764,185)	(1,638,787)

	As of September 30, 2017
Balance Sheet
Deferred revenue	$-	$484,121	$484,121
Accumulated deficit	(822,636)	(484,121)	(1,306,757)

	For the Three Months Ended December 30, 2017
Statement of Operations
Total net revenue	$1,116,593	$(280,064)	$836,529
Gross profit	571,735	(280,064)	291,671
Operating loss	(53,748)	(280,064)	(333,812)
Net loss	(51,966)	(280,064)	(332,030)
Net loss per common share
Basic	(0.03)	(0.15)	(0.18)
Diluted	(0.03)	(0.15)	(0.18)

Statement of cash flows
Net loss	$(51,966)	$(280,064)	$(332,030)
Changes in current assets and current liabilities – Deferred revenue	-	280,064	280,064

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Summary of Significant Accounting Policies and Significant Judgments and Estimates

The accounting policies that management believes are most critical to aid in fully understanding and evaluating the reported financial results include the following:

Revenue Recognition

The Company’s engineering services revenue is derived from performing funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to date to the total estimated costs for the contract. The Company receives periodic progress payments based on contract terms.

Equipment sales is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. The Company provides for a warranty reserve at the time the product revenue is recognized.

As of December 30, 2017, billings in excess of revenues of $764,000 were recorded as deferred revenue in relation to contracts based on proportional performance. Deferred revenue represents the cumulative difference between the amounts billed and revenue recognized for services performed.

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

Costs incurred in connection with funded research and development are included in cost of revenue. Product development costs are charged to billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Product development costs consist primarily of costs associated with personnel, outside contractor and engineering services, supplies and materials. Cost of product revenue includes material, labor and overhead.

Revenue for the three months ended December 30, 2017 consists of $620,000 from engineering services and $217,000 from equipment sales, compared to $632,000 from equipment sales and none from engineering services for the three months ended December 30, 2016.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Inventories

The Company values its inventory at the lower of cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on the estimated selling prices, less reasonably predictable costs of completion, disposal, and transportation) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on the estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine whether the carrying value is in excess of net realizable value. To the extent that net realizable value is less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes no allowance is currently needed, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce net income. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations, a specific write-off is recorded in that amount.

Accounting for Income Taxes

The preparation of the Company’s unaudited consolidated financial statements requires it to estimate income taxes in each of the jurisdictions in which the Company operates, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as inventory obsolescence and stock-based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce it’s deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At December 30, 2017 and September 30, 2017, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $4.9 million, due to uncertainties related to the Company’s ability to realize these assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

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

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years, and it is not anticipated that it will be subject to foreign taxes in the near future.

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds issued by municipalities within the United States. The value of these securities is disclosed in Note 8. The Company’s available for sale securities consist of mutual funds held in money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 30, 2017

Cash Equivalents
Mutual funds:
Money market mutual funds	$1,007,294	$1,007,294	$-
Total mutual funds	1,007,294	1,007,294	-

Total assets	$1,007,294	$1,007,294	$-

September 30, 2017

Cash Equivalents
Mutual funds:
Money market mutual funds	$851,195	$851,195	$-
Total mutual funds	851,195	851,195	-

Total assets	$851,195	$851,195	$-

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 30, 2017, there was $51,651 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 30, 2017, the weighted average period over which the compensation expense is expected to be recognized is 3.4 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at December 30, 2017. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 246,781 shares were outstanding at December 30, 2017. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of 10 years from the date of grant.

As of December 30, 2017, there were 240,219 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first three months of fiscal 2018:

	Options Outstanding
	Number of Shares				Weighted Average
	Unvested	Vested	Total	Weighted Average Exercise Price	Contractual Life (years)

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95

Grants	500	-	500	4.85
Vested	-	-	-
Exercised	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, December 30, 2017	34,700	212,081	246,781	$8.35	3.72

Information related to the stock options vested and expected to vest as of December 30, 2017 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	28,000	8.62	$2.70	2,800	$2.90
$4.01	-	$5.00	41,000	4.70	4.53	32,100	4.65
$5.01	-	$10.00	59,000	2.66	7.55	58,400	7.56
$10.01	-	$15.00	118,781	2.75	11.40	118,781	11.40
			246,781	3.72	$8.35	212,081	$9.21

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

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The impact of this guidance will not have a material effect on the Company’s consolidated financial statements. This guidance will become effective for the Company as of the beginning of the 2019 fiscal year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB updated U.S. GAAP to eliminate a critical gap in existing standards regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance clarifies the disclosures management must make in the organization’s financial statement footnotes when management has substantial doubt about its ability to continue as a “going concern.” The Company adopted this standard for its fiscal year ended September 30, 2017. The adoption of this standard requires the Company to evaluate its ability to meet its obligations as they become due for a period of one year from the date that the financial statements are issued. As a result of this requirement, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern. See further discussion in Note 1 to the financial statements.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance with respect to inventory measurement. This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This guidance was adopted by the Company in the first quarter of its 2018 fiscal year; the adoption of this standard did not have a material impact on the financial statements.

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the potential impact this standard will have on the financial statements and related disclosure.

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. This guidance was adopted by the Company in the first quarter of its 2018 fiscal year; the adoption of this standard did not have a material impact on the financial statements.

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has elected to early adopt effective October 1, 2017. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the three month period ended December 31, 2016 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during fiscal 2017 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Inventories

Inventories consisted of the following:

	December 30, 2017	September 30, 2017 (As restated, See Note 2)

Finished goods	$8,015	$20,759
Work in process	264,166	383,216
Raw materials	1,130,307	954,369
	$1,402,488	$1,358,344

NOTE 5. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 30, 2017 and December 31, 2016 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company has determined and completed the accounting for certain income tax effects of the Act in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these unaudited consolidated financial statements as a result of the Act.

NOTE 6. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 246,781 shares at December 30, 2017 and 242,281 shares at December 31, 2016.

NOTE 7. Major Customers and Export Revenue

During the three months ended December 30, 2017, the Company had one customer that represented 74% of net revenue as compared to the three months ended December 31, 2016, during which two customers represented 96% (84% and 12%, respectively) of net revenue.

A breakdown of foreign and domestic revenue for first quarters of fiscal 2018 and 2017 is as follows:

	2018	2017

Domestic	$707,471	$531,789
Foreign	129,058	99,832
Total net revenue	$836,529	$631,621

The Company sold products into four countries during the three month period ended December 30, 2017 and three countries during the three month period ended December 31, 2016. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes the Conpany’s foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2018 and 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Fiscal Year
	2018	2017

Philippines	54%	-
Jordan	10%	78%
Taiwan	-	16%
Saudi Arabia	27%	6%
Egypt	9%	-

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2018 and 2017 is as follows:

	Fiscal Year
	2018	2017

Mid-East and Africa	46%	84%
Far East	54%	16%

NOTE 8. Cash Equivalents and Marketable Securities

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

As of December 30, 2017, cash equivalents consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,007,294	$-	$-	$1,007,294

As of December 30, 2017, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Losses	Estimated Fair Value

Municipal bonds	$234,273	$3,694	$33,286	$204,681	$(101)	$204,580

As of September 30, 2017, cash equivalents consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$-	$851,195

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of September 30, 2017, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

NOTE 9. Cost Method Investment

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s Annual Reports on Form 10-K as filed with the SEC.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 30, 2017, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements.  For further discussion of our accounting policies see Note 3, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (restated) as filed with the SEC.

Results of Operations

Three Months ended December 30, 2017 compared to Three Months ended December 31, 2016

Net Total Net Revenue

Total net revenue for the quarter ended December 30, 2017 was $837,000, compared to $632,000 for the quarter ended December 31, 2016, an increase of 32%. Net revenue for the first quarter of fiscal 2018 consisted of $708,000, or 85%, from domestic sources and $129,000, or 15%, from international customers as compared to the same period in fiscal 2017, during which net revenue consisted of $532,000, or 84%, from domestic sources and $100,000, or 16%, from international customers.

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

For the three months ended December 30, 2017, revenue was derived primarily from sales of our engineering services amounting to $620,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000. Other individually insignificant revenues totaled $90,000 for the three months ended December 31, 2017.

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

Gross Profit

Gross profit for the first quarter of fiscal 2018 was $292,000, compared to gross profit of $443,000 for the same period of fiscal 2017, a decrease of 34%. Gross profit expressed as a percentage of total net revenue was 35% for the first quarter of fiscal 2018 compared to 70% for the same period in fiscal 2017, which was due to the lower margin engineering services revenue in fiscal 2018.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2018 were $460,000, compared to $646,000 for the same quarter in fiscal 2017. This decrease of $186,000, or 29%, was attributable to a decrease in general and administrative expenses of $34,000 and a decrease in selling and marketing expenses of $152,000 during the three months ended December 30, 2017.

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

Product development costs are charged to billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $620,000 of billable engineering services revenue generated during the first quarter of fiscal 2018 and none in the first quarter of fiscal 2017.

Net Loss

The Company incurred a net loss of $332,000 for the first quarter of fiscal 2018, compared to a net loss of $695,000 for the same period of fiscal 2017. This decrease in net loss is primarily attributable to a 45% decrease in operating expenses, which was partially offset by a 34% decrease in gross profit during the first quarter of fiscal 2018.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of December 30, 2017, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities (excluding restricted cash) at December 30, 2017 totaled $1,876,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $1,639,000 at December 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to January 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, we are also pursuing raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 30, 2017	December 31, 2016

Net loss	$(332,000)	$(695,000)
Changes not affecting cash	23,000	51,000
Changes in assets and liabilities	547,000	(536,000)

Cash provided by (used in) operating activities	238,000	(1,180,000)
Cash provided by (used in) investing activities	150,000	(3,000)

Net change in cash and cash equivalents	388,000	(1,183,000)
Cash, cash equivalents and restricted cash - beginning of period	1,284,000	2,589,000

Cash, cash equivalents and restricted cash - end of period	$1,672,000	$1,406,000

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

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. The leased property is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the three month periods ended December 30, 2017 and December 31, 2016 was $43,000.

Backlog

Backlog at December 30, 2017 and September 30, 2017 amounted to $965,000 and $1,975,000, respectively. The orders in backlog at December 30, 2017 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guarantees

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

During the three months ended December 30, 2017 and December 31, 2016, the Company spent $166,000 and $494,000, respectively, on internal product development. The Company also spent $367,000 on billable development efforts during the first three months of fiscal 2018. There were no billable development efforts during the first quarter of fiscal 2017. The Company’s total product development costs during the first quarter of fiscal 2018 were 10% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be consistent with fiscal 2017 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least the end of calendar year 2019. We also believe that, in the long-term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2018.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The impact of this guidance was determined to be immaterial on the Company’s consolidated financial statements. This guidance will become effective for the Company as of the beginning of our 2019 fiscal year.

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

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has elected to early adopt effective October 1, 2017. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the three month period ended December 31, 2016 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force), and the SEC during the first quarter of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures (Restated)

Evaluation of disclosure controls and procedures. In connection with the original filing of the Form 10-Q for the fiscal quarter ended December 30, 2017, the Company’s chief executive officer and chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by such quarterly report. At such time, management concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective.

Management had previously concluded, however, that the Company’s internal control over financial reporting was not effective. As disclosed in TCC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, in conjunction with the auditor’s findings, management identified a continuing control deficiency that it determined constituted a material weakness. Specifically, management determined that the Company lacked sufficient accounting staff and capabilities and as a result the Company failed to maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. The insufficient staff size also resulted in the lack of an adequately trained accounting staff and management and an inability to perform an independent review of financial reporting.

Management subsequently identified a material weakness in internal control over significant non-routine transactions at June 30, 2018. Specifically, management determined that there was lack of operating effectiveness of internal controls over significant non-routine transactions related to the Company’s inadequate evaluation of the underlying effective rate implications related to the Tax Cuts and Jobs Act passed in December 2017, which management determined constituted a material weakness. As a result, management determined that the Company’s disclosure controls and procedures were not effective at June 30, 2018.

Finally, in connection with its assessment for the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 and the restatement described in Note 2, management identified a material weakness in internal control over financial reporting, among other things, related to the misapplication of generally accepted accounting principles associated with revenue recognition and the preparation of the consolidated financial statements, specifically the classification and disclosure of financial information, which management believes resulted from a lack of adequate expertise within the Company’s accounting department. As a result, management determined that the Company’s disclosure controls and procedures were not effective at September 29, 2018.

Based on management’s reassessment in connection with the filing of this Form 10-Q/A, management determined that the material weaknesses described above were also material weaknesses as of and for the quarter ended December 30, 2017 and therefore has concluded that our disclosure controls and procedures were not effective as of December 30, 2017. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to addresses such material weaknesses, see Item 9A, Disclosure Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

June 21, 2019	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief Executive Officer

June 21, 2019	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer