Form 10-Q/A
period 2018-03-31
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Mark One)

  X          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2018

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from _________________ to _________________

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

EXPLANATORY NOTE

Technical Communications Corporation (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2018 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited consolidated financial statements for the three and six months ended March 31, 2018 and to make related revisions to certain other disclosures in the Original Filing; the financial statements included in the Original Filing should no longer be relied upon. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain errors primarily related to the Company’s recognition of revenue, which errors resulted from the Company’s misapplication of generally accepted accounting principles, as well as the adoption of new accounting standard ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Further explanation regarding the restatement is set forth in Note 2 to the unaudited consolidated financial statements included in this Form 10-Q/A.

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

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2018	September 30, 2017
Assets	(Unaudited, As restated, see Note 2)	(As restated, see Note 2)
Current Assets:
Cash and cash equivalents	$1,428,905	$1,283,673
Restricted cash	11,730	12,930
Marketable securities - held to maturity	102,483	360,253
Accounts receivable - trade	316,099	730,177
Inventories, net	1,474,705	1,358,344
Other current assets	139,653	135,693
Total current assets	3,473,575	3,881,070

Equipment and leasehold improvements	4,573,018	4,534,839
Less: accumulated depreciation and amortization	(4,509,667)	(4,481,085)
Equipment and leasehold improvements, net	63,351	53,754

Total Assets	$3,536,926	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$79,818	$109,224
Deferred revenue	889,831	484,121
Accrued liabilities:
Accrued compensation and related expenses	226,071	215,984
Customer deposits	49,106	53,886
Other current liabilities	70,313	55,376

Total current liabilities	1,315,139	918,591

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,849,025 shares issued and outstanding at March 31, 2018 and 1,839,877 shares issued and outstanding at September 30, 2017	184,903	183,988
Additional paid-in capital	4,114,597	4,139,002
Accumulated deficit	(2,077,713)	(1,306,757)
Total stockholders’ equity	2,221,787	3,016,233

Total Liabilities and Stockholders’ Equity	$3,536,926	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
	(As restated see Note 2)
Net revenue
Engineering services	$774,354	$–
Equipment sales	29,612	1,385,086
Total net revenue	803,966	1,385,086

Cost of revenue
Engineering services	484,856	–
Equipment sales	76,029	238,290
Total cost of revenue	560,885	238,290

Gross profit	243,081	1,146,796

Operating expenses:
Selling, general and administrative	530,981	544,896
Product development	152,727	476,507
Total operating expenses	683,708	1,021,403

Operating (loss) income	(440,627)	125,393

Other income:
Interest income	1,701	2,257

Net (loss) income	$(438,926)	$127,650

Net (loss) income per common share:
Basic	$(0.24)	$0.07
Diluted	$(0.24)	$0.07

Weighted average shares:
Basic	1,848,215	1,839,877
Diluted	1,848,215	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 31, 2018	April 1, 2017
	(As restated see Note 2)
Net revenue
Engineering services	$1,394,290	$–
Equipment sales	246,205	2,016,707
Total net revenue	1,640,495	2,016,707
Cost of revenue
Engineering services	851,356	–
Equipment sales	254,387	426,887
Total cost of revenue	1,105,743	426,887

Gross profit	534,752	1,589,820

Operating expenses:
Selling, general and administrative	990,955	1,190,639
Product development	318,236	970,783
Total operating expenses	1,309,191	2,161,422

Operating loss	(774,439)	(571,602)

Other income:
Interest income	3,483	4,664

Net loss	$(770,956)	$(566,938)

Net loss per common share:
Basic	$(0.42)	$(0.31)
Diluted	$(0.42)	$(0.31)

Weighted average shares:
Basic	1,844,046	1,839,877
Diluted	1,844,046	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2018	April, 1, 2017
	(As restated see Note 2)
Operating Activities:
Net loss	$(770,956)	$(566,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,582	66,608
Stock-based compensation	10,380	6,640
Amortization of premium on held to maturity securities	7,770	13,236
Payment of tax on exercise of stock options	(33,870)	-

Changes in certain operating assets and liabilities:
Accounts receivable	414,078	(784,125)
Inventories	(116,361)	(190,089)
Other current assets	(3,960)	(41,328)
Deferred revenue	405,710	-
Customer deposits	(4,780)	(107,515)
Accounts payable and other accrued liabilities	(4,382)	(44,269)

Net cash used in operating activities	(67,789)	(1,647,780)

Investing Activities:
Proceeds from sale of cost method investment	-	75,817
Additions to equipment and leasehold improvements	(38,179)	(3,575)
Proceeds from maturities of marketable securities	250,000	100,000

Net cash provided by investing activities	211,821	172,242

Net increase (decrease) in cash and cash equivalents	144,032	(1,475,538)

Cash, cash equivalents and restricted cash at beginning of the period	1,296,603	2,616,628

Cash, cash equivalents and restricted cash at end of the period	$1,440,635	$1,141,090

Non-cash financing activities:

Exercise of stock options – cashless	$915	$-

Supplemental Disclosures:

Income taxes paid	$-	$856

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

The September 30, 2017 restated consolidated balance sheet was derived from the September 30, 2017 restated audited consolidated financial statement. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s restated consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2017 Form 10-K filed June 21, 2019.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,077,713 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. Such unaudited consolidated financial statements do not include any adjustments to reflect substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to January 2020. In order to have sufficient cash to fund our operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is also pursuing raising capital through equity or debt arrangements. Although the Company believes its ability to secure such new business and raise new capital is likely, it cannot provide assurances it will be able to do so.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

NOTE 2. Restatements

The Company has restated its unaudited consolidated financial statements as of and for the three and six months ended March 31, 2018. The restatements reflect adjustments to correct errors in the Company’s revenue recognition for a certain contract. The error was identified during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit for the year ended September 29, 2018 and during the course of a subsequent review by management. The error resulted from the misinterpretation and misapplication of ASC Topic, 605 Revenue Recognition. The effects of the restatement on the Company’s consolidated financial statements for the three and six month periods ended March 31, 2018 are described below.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Correction of error in the application of the Company’s revenue recognition policy

	As reported	Adjustment	As adjusted
	As of March 31, 2018
Balance Sheet
Deferred revenue	$–	$889,831	$889,831
Accumulated deficit	(1,187,882)	(889,831)	(2,077,713)

	As of September 30, 2017
Balance Sheet
Deferred revenue	$–	$484,121	$484,121
Accumulated deficit	(822,636)	(484,121)	(1,306,757)

	For the Three Months Ended March 31, 2018
Statement of Operations
Total net revenue	$929,612	$(125,646)	$803,966
Gross profit	351,083	(108,002)	243,081
Operating loss	(314,981)	(125,646)	(440,627)
Net loss	(313,280)	(125,646)	(438,926)
Net loss per common share
Basic	(0.17)	(0.07)	(0.24)
Diluted	(0.17)	(0.07)	(0.24)

	For the Six Months Ended March 31, 2018
Statement of Operations
Total net revenue	$2,046,205	$(405,710)	$1,640,495
Gross profit	922,818	(388,066)	534,752
Operating loss	(368,729)	(405,710)	(774,439)
Net loss	(365,246)	(405,710)	(770,956)
Net loss per common share
Basic	(0.20)	(0.22)	(0.42)
Diluted	(0.20)	(0.22)	(0.42)

Statement of cash flows
Net loss	$(365,246)	$(405,710)	$(770,956)
Changes in current assets and current liabilities – Deferred revenue	–	405,710	405,710

NOTE 3. Summary of Significant Accounting Policies and Significant Judgments and Estimates

The accounting policies that management believes are most critical to aid in fully understanding and evaluating the reported financial results include the following:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Equipment revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC, or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. The Company provides for a warranty reserve at the time the product revenue is recognized.

As of March 31, 2018, billings in excess of revenues of $890,000 were recorded as deferred revenue in relation to contracts based on proportional performance. Deferred revenue represents the cumulative difference between the amounts billed and revenue recognized for services performed.

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

Revenue for the six month period ended March 31, 2018 consists of $1,394,000 from engineering sales and $246,000 from the equipment sales as compared to $2,017,000 from the equipment sales and none from engineering sales for the six month period ended April 1, 2017.

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

Accounting for Income Taxes

The preparation of the Company’s unaudited consolidated financial statements requires it to estimate income taxes in each of the jurisdictions in which the Company operates, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as inventory obsolescence and stock-based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At March 31, 2018 and September 30, 2017, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $3.7 million and $4.9 million, respectively, due to uncertainties related to the Company’s ability to realize these assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

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

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At March 31, 2018 and September 30, 2017, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, and accounts payable approximate fair value because of their short-term nature.

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

March 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash Equivalents
Mutual funds:
Money market funds	$911,745	$911,745	$-
Total mutual funds	911,745	911,745	-

Total assets	$911,745	$911,745	$-

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

September 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash Equivalents
Mutual funds:
Money market funds	$851,195	$851,195	$-
Total mutual funds	851,195	851,195	-

Total assets	$851,195	$851,195	$-

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

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were 14,500 and 14,000 options granted during the six month periods ended March 31, 2018 and April 1, 2017, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and six month periods ended March 31, 2018 and April 1, 2017:

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$5,851	$9,756	$3,361	$6,100
Product development expenses	352	624	268	540
Total share-based compensation expense before taxes	$6,203	$10,380	$3,629	$6,640

As of March 31, 2018 there was $119,543 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 31, 2018 the weighted average period over which the compensation expense is expected to be recognized is 4.3 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The following table summarizes stock option activity during the first six months of fiscal 2018:

	Options Outstanding
	Number of Shares				Weighted Average
	Unvested	Vested	Total	Weighted Average Exercise Price	Contractual Life (years)

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95

Grants	500	-	500	4.85
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	-	-
Outstanding, December 30, 2017	34,700	212,081	246,781	$8.35	3.72

Grants	14,000	-	14,000	7.25
Vested	(5,600)	5,600	-	2.70
Exercises	-	(24,100)	(24,100)	6.12
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68
Outstanding, March 31, 2018	43,100	185,737	228,837	$8.48	4.17

Information related to the stock options vested and expected to vest as of March 31, 2018 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	27,300	8.38	$2.70	7,700	$2.75
$4.01	-	$5.00	36,100	4.30	4.53	27,200	4.68
$5.01	-	$10.00	51,000	5.56	7.80	36,400	8.04
$10.01	-	$15.00	114,437	2.51	11.40	114,437	11.40
			228,837	4.17	$8.48	185,737	$9.40

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company has elected to early adopt effective October 1, 2017. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the six month period ended April 1, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during fiscal 2018 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. Inventories

Inventories consisted of the following:

	March 31, 2018 (As restated, see Note 2)	September 30, 2017 (As restated, see Note 2)

Finished goods	$23,034	$20,759
Work in process	341,492	383,216
Raw materials	1,110,179	954,369
	$1,474,705	$1,358,344

NOTE 5. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three and six month periods ended March 31, 2018 and April 1, 2017 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law by the President of the United States. The Tax Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Company has determined and completed the accounting for certain income tax effects of the Tax Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact on the reported amounts in the unaudited consolidated financial statements included in this Quarterly Report as a result of the Tax Act.

NOTE 6. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 228,837 shares at March 31, 2018 and 252,114 shares at April 1, 2017.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 7. Major Customers and Export Revenue

During each of the three month periods ended March 31, 2018 and April 1, 2017, the Company had one customer that represented 97% and 90%, respectively, of net revenue. During each of the six month periods ended March 31, 2018 and April 1, 2017, the Company had one customer that represented 86% and 90%, respectively, of net revenue.

A breakdown of foreign and domestic net revenue for the three and six month periods ended March 31, 2018 and April 1, 2017 is as follows:

	March 31, 2018		April 1, 2017
	3 months	6 months	3 months	6 months

Domestic	$803,966	$1,511,437	$1,251,933	$1,783,722
Foreign	–	129,058	133,153	232,985
Total net revenue	$803,966	$1,640,495	$1,385,086	$2,016,707

The Company did not sell any products into foreign countries during the three month period ended March 31, 2018 and sold products into three foreign countries during the three month period ended April 1, 2017. The Company sold products into four foreign countries during each of the six month periods ended March 31, 2018 and April 1, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes the Company’s foreign revenues by country as a percentage of total foreign revenue.

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

As of March 31, 2018, cash equivalents consisted of the following:

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

Results of Operations

Three Months ended March 31, 2018 compared to Three Months ended April 1, 2017

Total Net Revenue

Total net revenue for the quarter ended March 31, 2018 was $804,000, compared to $1,385,000 for the quarter ended April 1, 2017, a decrease of 42%. Net revenue for the second quarter of fiscal 2018 were all from domestic sources as compared to the same period in fiscal 2017, during which net revenue consisted of $1,252,000, or 90%, from domestic sources and $133,000, or 10%, from international customers.

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

For the three months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $774,000. Other individually insignificant revenues totaled $30,000 for the three months ended March 31, 2018.

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

Gross Profit

Gross profit for the second quarter of fiscal 2018 was $243,000, compared to gross profit of $1,147,000 for the same period of fiscal 2017, a decrease of 79%. Gross profit expressed as a percentage of total net revenue was 30% for the second quarter of fiscal 2018 compared to 83% for the same period in fiscal 2017, which was due to the lower margin engineering services revenue in fiscal 2018.

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

The increase in general and administrative expenses for the three months ended March 31, 2018 was primarily attributable to increases in professional service fees and other public company costs of $71,000.

Product Development Costs

Product development costs for the quarter ended March 31, 2018 were $153,000, compared to $477,000 for the quarter ended April 1, 2017. This decrease of $324,000, or 68%, was attributable to an increase in billable engineering services contracts during the second quarter of fiscal 2018 that resulted in decreased product development costs of $364,000 and reduced personnel related costs by $40,000. These decreased costs were partially offset by an increase in engineering project costs of $81,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $774,000 of billable engineering services revenue generated during the second quarter of fiscal 2018 and none in the second quarter of fiscal 2017.

Net Income/Loss

The Company incurred a net loss of $439,000 for the second quarter of fiscal 2018, compared to net income of $128,000 for the same period of fiscal 2017. This net loss is primarily attributable to a 79% decrease in gross profit, which was partially offset by a decrease in operating expenses of 49% during the second quarter of fiscal 2018.

Six Months ended March 31, 2018 compared to Six Months ended April 1, 2017

Total Net Revenue

Total net revenue for the six months ended March 31, 2018 was $1,640,000, compared to $2,017,000 for the six months ended April 1, 2017, a decrease of 19%. Net revenue for the first six months of fiscal 2018 consisted of $1,511,000, or 92%, from domestic sources and $129,000, or 8%, from international customers as compared to the same period in fiscal 2017, during which net revenue consisted of $1,784,000, or 88%, from domestic sources and $233,000, or 12%, from international customers.

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

	2018	2017

Philippines	$70,000	$10,000
Saudi Arabia	34,000	101,000
Jordan	13,000	106,000
Taiwan	-	16,000
Egypt	12,000	-
	$129,000	$233,000

For the six months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $1,394,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000. Other individually insignificant revenues totaled $119,000 for the six months ended March 31, 2018.

For the six months ended April 1, 2017, product revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $1,781,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $106,000 during the period. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000.

Gross Profit

Gross profit for the first six months of fiscal 2018 was $535,000, compared to gross profit of $1,590,000 for the same period of fiscal 2017, a decrease of 66%. Gross profit expressed as a percentage of total net revenue was 33% for the first six months of fiscal 2018 compared to 79% for the same period in fiscal 2017, which was due to the lower margin engineering services revenue in fiscal 2018.

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

The decrease in selling and marketing expenses for the six months ended March 31, 2018 was primarily attributable to decreases in product evaluation costs of $60,000, bid and proposal costs of $43,000 and product demonstration costs of $135,000. These decreases were partially offset by an increase in personnel-related costs of $21,000.

The increase in general and administrative expenses for the six months ended March 31, 2018 was primarily attributable to increases in professional service fees and other public company costs of $75,000. These increases were partially offset by a decrease in personnel-related costs of $30,000 during the period.

Product Development Costs

Product development costs for the six months ended March 31, 2018 were $318,000, compared to $971,000 for the six months ended April 1, 2017. This decrease of $653,000, or 67%, was primarily attributable to an increase in billable engineering services contracts during the first six months of fiscal 2018 that resulted in decreased product development costs of $656,000 and reduced personnel related costs of $85,000. These decreased costs were partially offset by an increase in engineering project costs of $94,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $1,394,000 of billable engineering services revenue generated during the first six months of fiscal 2018 and none in the first six months of fiscal 2017.

Net Loss

The Company incurred a net loss of $771,000 for the first six months of fiscal 2018, compared to a net loss of $567,000 for the same period of fiscal 2017. This increase in net loss is primarily attributable to a 66% decrease in gross profit, which was partially offset by a 39% decrease in operating expenses during the first six months of fiscal 2018.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,078,000 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 31, 2018	April 1, 2017

Net loss	$(771,000)	$(567,000)
Changes not affecting cash	13,000	86,000
Changes in assets and liabilities	690,000	(1,167,000)

Cash used in operating activities	(68,000)	(1,648,000)
Cash provided by investing activities	212,000	172,000

Net change in cash and cash equivalents	144,000	(1,476,000)
Cash, cash equivalents and restricted cash - beginning of period	1,297,000	2,617,000

Cash, cash equivalents and restricted cash - end of period	$1,441,000	$1,141,000

Operating Activities

The Company used approximately $1,580,000 less cash for operating activities in the first six months of fiscal 2018 compared to the same period in fiscal 2017. This decrease was primarily attributable to a decrease in accounts receivable of $1,198,000 and an increase in deferred revenue of $406,000 during the six month period ended March 31, 2018.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2018 increased by approximately $25,000 compared to the same period in fiscal 2017. This change is primarily attributable to the maturity of short-term investments in marketable securities of $150,000 and partially offset by a decrease in proceeds from the sale of cost method investment of $76,000 and an increase in equipment and leasehold improvements additions of $35,000, during the first six months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the six month periods ended March 31, 2018 and April 1, 2017 was $85,000.

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

During the six months ended March 31, 2018 and April 1, 2017, the Company spent $318,000 and $971,000, respectively, on internal product development. The Company also spent $869,000 on billable development efforts during the first six months of fiscal 2018. There were no billable development efforts during the first six months of fiscal 2017. The Company’s total product development costs during the first six months of fiscal 2018 were 20% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be consistent with fiscal 2017 levels.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities to January 2020. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

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

Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the six month period ended April 1, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures (Restated)

Evaluation of disclosure controls and procedures. In connection with the original filing of the Form 10-Q for the fiscal quarter ended March 31, 2018, the Company’s chief executive officer and chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by such quarterly report. At such time, management concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective.

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

Based on management’s reassessment in connection with the filing of this Form 10-Q/A, management determined that the material weaknesses described above were also material weaknesses as of and for the quarter ended March 31, 2018 and therefore has concluded that our disclosure controls and procedures were not effective as of March 31, 2018. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to addresses such material weaknesses, see Item 9A, Disclosure Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

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