Form 10-Q/A
period 2018-06-30
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

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

EXPLANATORY NOTE

Technical Communications Corporation (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2018 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited consolidated financial statements for the three and nine month periods ended June 30, 2018 and July 1, 2017 and to make related revisions to certain other disclosures in the Original Filing; the financial statements included in the Original Filing should no longer be relied upon. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain errors primarily related to the Company’s recognition of revenue, which errors resulted from the Company’s misapplication of generally accepted accounting principles, as well as a correction to its inventory reserve. Further explanation regarding the restatement is set forth in Note 2 to the unaudited consolidated financial statements included in this Form 10-Q/A.

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

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2018	September 30, 2017
Assets	(Unaudited, As restated, see Note 2)	(As restated, see Note 2)
Current Assets:
Cash and cash equivalents	$1,460,438	$1,283,673
Restricted cash	-	12,930
Marketable securities - held to maturity	-	360,253
Accounts receivable - trade	597,907	730,177
Inventories, net	1,499,121	1,358,344
Other current assets	171,909	135,693
Total current assets	3,729,375	3,881,070

Equipment and leasehold improvements	4,578,501	4,534,839
Less: accumulated depreciation and amortization	(4,519,469)	(4,481,085)
Equipment and leasehold improvements, net	59,032	53,754

Total Assets	$3,788,407	$3,934,824

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$131,384	$109,224
Deferred revenue	1,526,796	484,121
Accrued liabilities:
Accrued compensation and related expenses	213,348	215,984
Customer deposits	53,091	53,886
Other current liabilities	83,720	55,376

Total current liabilities	2,008,339	918,591

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,849,025 shares issued and outstanding at June 30, 2018 and 1,839,877 shares issued and outstanding at September 30, 2017	184,903	183,988
Additional paid-in capital	4,122,633	4,139,002
Accumulated deficit	(2,527,468)	(1,306,757)
Total stockholders’ equity	1,780,068	3,016,233

Total Liabilities and Stockholders’ Equity	$3,788,407	$3,934,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(As restated, see Note 2)	(As restated, see Note 2)
Net revenue
Engineering services	$758,670	$319,777
Equipment sales	148,507	699,328
Total net revenue	907,177	1,019,105
Cost of revenue
Engineering services	573,028	202,164
Equipment sales	139,691	326,158
Total cost of revenue	712,719	528,322

Gross profit	194,458	490,783

Operating expenses:
Selling, general and administrative	522,097	478,654
Product development	124,234	407,106
Total operating expenses	646,331	885,760

Operating loss	(451,873)	(394,977)

Other income:
Interest income	2,118	1,806

Net loss	$(449,755)	$(393,171)

Net loss per common share:
Basic	$(0.24)	$(0.21)
Diluted	$(0.24)	$(0.21)

Weighted average shares:
Basic	1,849,025	1,839,877
Diluted	1,849,025	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(As restated, see Note 2)	(As restated, see Note 2)
Net revenue
Engineering services	$2,218,375	$319,777
Equipment sales	329,297	2,716,035
Total net revenue	2,547,672	3,035,812
Cost of revenue
Engineering services	1,424,384	202,164
Equipment sales	394,078	753,045
Total cost of revenue	1,818,462	955,209

Gross profit	729,210	2,080,603

Operating expenses:
Selling, general and administrative	1,513,052	1,669,293
Product development	442,470	1,377,889
Total operating expenses	1,955,522	3,047,182

Operating loss	(1,226,312)	(966,579)

Other income:
Interest income	5,601	6,470

Net loss	$(1,220,711)	$(960,109)

Net loss per common share:
Basic	$(0.66)	$(0.52)
Diluted	$(0.66)	$(0.52)

Weighted average shares:
Basic	1,845,706	1,839,877
Diluted	1,845,706	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(As restated, see Note 2)	(As restated, see Note 2)
Operating Activities:

Net loss	$(1,220,711)	$(960,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,384	83,141
Stock-based compensation	18,416	10,809
Amortization of premium on held to maturity securities	10,253	20,412
Payment of tax on exercised stock options	(33,870)	-

Changes in certain operating assets and liabilities:
Accounts receivable	132,270	(309,723)
Inventories	(140,777)	(127,540)
Other current assets	(36,216)	(18,799)
Customer deposits	(795)	(110,339)
Deferred revenue	1,042,675	48,681
Accounts payable and other accrued liabilities	47,868	(82,603)

Net cash used in operating activities	(142,503)	(1,446,070)

Investing Activities:
Proceeds from sale of cost method investment	-	75,817
Additions to equipment and leasehold improvements	(43,662)	(3,575)
Proceeds from maturities of marketable securities	350,000	300,000

Net cash provided by investing activities	306,338	372,242

Net increase (decrease) in cash, cash equivalents and restricted cash	163,835	(1,073,828)

Cash, cash equivalents and restricted cash at beginning of the period	1,296,603	2,616,628

Cash, cash equivalents and restricted cash at end of the period	$1,460,438	$1,542,800

Non-cash financing activities:

Exercise of stock options – cashless	$915	$-

Supplemental Disclosures:

Income taxes paid	$-	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of the Business and Basis of Presentation

Company Operations

Technical Communications Corporation (“TCC”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are collectively referred to herein as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into a significant number of countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

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

The September 30, 2017 restated consolidated balance sheet was derived from the September 30, 2017 restated audited consolidated financial statement. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s restated audited consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2017 Form 10-K filed June 21, 2019.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,527,000 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. Such unaudited consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

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

NOTE 2. Restatements

The Company has restated its consolidated financial statements as of and for the three and nine month periods ended June 30, 2018 and July 1, 2017. The restatements reflect adjustments to correct errors in the Company’s revenue recognition for a certain contract and in its calculation of its inventory reserve. The errors were identified during the Company’s normal closing process, in the course of the Company’s regularly scheduled audit for the year ended September 29, 2018 and during the course of a subsequent review by management. The errors resulted from the misinterpretation and misapplication of ASC Topic, 605 Revenue Recognition and a miscalculation in the Company’s inventory reserve. The effects of the restatements on the Company’s consolidated financial statements for the three and nine month periods ended June 30, 2018 and July 1, 2017 are described below.

	As of September 30, 2017
Balance Sheet
Deferred revenue	$-	$484,121	$484,121
Accumulated deficit	(822,636)	(484,121)	(1,306,757)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	For the Three Months Ended July 1, 2017
Statement of Operations
Total net revenue	$1,067,786	$(48,681)	$1,019,105
Gross profit	539,464	(48,681)	490,783
Operating loss	(346,296)	(48,681)	(394,977)
Net loss	(344,490)	(48,681)	(393,171)
Net loss per common share
Basic	(0.19)	(0.02)	(0.21)
Diluted	(0.19)	(0.02)	(0.21)

	For the Nine Months Ended July 1, 2017
Statement of Operations
Total net revenue	$3,084,493	$(48,681)	$3,035,812
Gross profit	2,129,284	(48,681)	2,080,603
Operating loss	(917,898)	(48,681)	(966,579)
Net loss	(911,428)	(48,681)	(960,109)
Net loss per common share
Basic	(0.50)	(0.02)	(0.52)
Diluted	(0.50)	(0.02)	(0.52)

Statement of cash flows
Net loss	$(911,428)	$(48,681)	$(960,109)
Changes in current assets and current liabilities – Deferred revenue	-	48,681	48,681

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

		Adjustments
	As reported	Revenue recognition	Inventory reserve	As adjusted

	As of June 30, 2018
Balance Sheet
Inventory	$1,554,938	$–	$(55,817)	$1,499,121
Deferred revenue	–	1,526,796	–	1,526,796
Accumulated deficit	(944,855)	(1,526,796)	(55,817)	(2,527,468)

	For the Three Months Ended June 30, 2018
Statement of Operations
Total net revenue	$1,544,142	$(636,965)	$–	$907,177
Total cost of revenue	666,758	(9,856)	55,817	712,719
Gross profit	877,384	(627,109)	(55,817)	194,458
Operating income (loss)	240,909	(636,965)	(55,817)	(451,873)
Net income (loss)	243,027	(636,965)	(55,817)	(449,755)
Net income (loss) per common share				–
Basic	0.13	(0.34)	(0.03)	(0.24)
Diluted	0.13	(0.34)	(0.03)	(0.24)
Weighted average shares - diluted	1,854,370	(5,345)		1,849,025

	For the Nine Months Ended June 30, 2018
Statement of Operations
Total net revenue	$3,590,347	$(1,042,675)	$–	$2,547,672
Total cost of revenue	1,762,645	–	55,817	1,818,462
Gross profit	1,800,202	(1,015,175)	(55,817)	729,210
Operating loss	(127,820)	(1,042,675)	(55,817)	(1,226,312)
Net loss	(122,219)	(1,042,675)	(55,817)	(1,220,711)
Net loss per common share
Basic	(0.07)	(0.56)	(0.03)	(0.66)
Diluted	(0.07)	(0.56)	(0.03)	(0.66)

Statement of cash flows
Net loss	$(122,219)	$(1,042,675)	$(55,817)	$(1,220,711)
Changes in current assets and current liabilities:
Deferred revenue	–	1,042,675	–	1,042,675
Inventory reserve	(196,594)	–	55,817	(140,777)

NOTE 3. Summary of Significant Accounting Policies

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

Equipment revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments for which title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by the Company, or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. The Company provides for a warranty reserve at the time the product revenue is recognized.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of June 30, 2018, billings in excess of revenues of $1,483,000 were recorded as deferred revenue in relation to contracts based on proportional performance. Deferred revenue represents the cumulative difference between the amounts billed and revenue recognized for services performed.

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

Revenue for the nine month period ended June 30, 2018 consisted of $2,219,000 from engineering services and $329,000 from equipment revenue, compared to revenue of $320,000 from engineering services and $2,716,000 from equipment revenue for the nine month period ended July 1, 2017.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At June 30, 2018 and September 30, 2017, the Company recorded a full valuation allowance against its net deferred tax assets of approximately $3.7 million and $4.9 million, respectively, due to uncertainties related to the Company’s ability to realize these assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

June 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)

Mutual funds:
Money market funds	$1,015,102	$1,015,102
Total mutual funds	1,015,102	1,015,102

Total assets	$1,015,102	$1,015,102

September 30, 2017

Mutual funds:
Money market funds	$851,195	$851,195
Total mutual funds	851,195	851,195

Total assets	$851,195	$851,195

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were 14,500 and 14,000 options granted during the nine month periods ended June 30, 2018 and July 1, 2017, respectively.

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

As of June 30, 2018, there was $111,591 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 30, 2018, the weighted average period over which the compensation expense is expected to be recognized is 4.05 years.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first nine months of fiscal 2018:

	Options Outstanding
	Number of Shares				Weighted Average
	Unvested	Vested	Total	Weighted Average Exercise Price	Contractual Life (years)

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95

Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, December 30, 2017	34,200	212,081	246,281	$8.35	3.72

Grants	14,500	-	14,500	7.25
Vested	(5,600)	5,600	-	2.70
Exercises	-	(24,100)	(24,100)	6.12
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68

Outstanding, March 31, 2018	43,100	185,737	228,837	$8.48	4.17

Grants	-	-	-
Vested	(3,100)	3,100	-	4.25
Exercises	-	-	-
Cancellations/forfeitures	-	-	-

Outstanding, June 30, 2018	40,000	188,837	228,837	$8.48	3.92

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 30, 2018 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	27,300	8.13	$2.70	7,700	$2.75
$4.01	-	$5.00	36,100	4.05	4.53	30,000	4.62
$5.01	-	$10.00	51,000	5.31	7.80	36,700	8.02
$10.01	-	$15.00	114,437	2.26	11.40	114,437	11.40
			228,837	3.92	$8.48	188,837	$9.31

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

The qualitative assessments of the standard provided below are estimates of the expected effects of the adoption of ASC 606. This represents the Company’s best estimate of the effects of adopting ASC 606 at the time of the preparation of this Quarterly Report on Form 10-Q. The actual impact of ASC 606 is subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of fiscal 2019.

Engineering Services Revenue The Company expects that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. The adoption of ASC 606 will not result in a change to the timing of revenue recognition for this type of revenue as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, the Company does not expect the adoption of ASC 606 to result in a material impact to revenue recognition.

Equipment Revenue The deliverables under the previous guidance is consistent with performance obligations identified under ASC 606. Under ASC 606, the Company continued to allocate the transaction price between the elements and performance obligations within the contract. Revenue recognition for the performance obligations accounted for under ASC 606 was consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. As such, the adoption of ASC 606 will not result in a material impact on revenue recognition.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Inventories

Inventories consisted of the following:

	June 30, 2018 (As restated, see Note 2)	September 30, 2017 (As restated, see Note 2)

Finished goods	$29,499	$20,759
Work in process	639,050	383,216
Raw materials	830,572	954,369
	$1,499,121	$1,358,344

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

NOTE 7. Major Customers and Export Revenue

During the three month period ended June 30, 2018, the Company had one customer that represented 91% of net revenue as compared to the three month period ended July 1, 2017, during which the Company had two customers that represented 97% (66% and 31%, respectively) of net revenue. During the nine month period ended June 30, 2018, the Company had one customer that represented 87% of net revenue as compared to the nine month period ended July 1, 2017, during which the Company had two customers that represented 91% (81% and 10%, respectively) of net revenue.

A breakdown of foreign and domestic net revenue for the three and nine month periods ended June 30, 2018 and July 1, 2017 is as follows:

	June 30, 2018		July 1, 2017
	3 months	9 months	3 months	9 months
Domestic	$832,441	$2,343,878	$1,008,380	$2,792,102
Foreign	74,736	203,794	10,725	243,710
Total net revenue	$907,177	$2,547,672	$1,019,105	$3,035,812

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company did not have any held to maturity securities at June 30, 2018.

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

Results of Operations

Three Months ended June 30, 2018 compared to Three Months ended July 1, 2017

Total Net Revenue

Total net revenue for the quarter ended June 30, 2018 was $907,000, compared to $1,019,000 for the quarter ended July 1, 2017, a decrease of 11%. Net revenue for the third quarter of fiscal 2018 consisted of $832,000, or 92%, from domestic sources and $75,000, or 8%, from international customers as compared to the same period in fiscal 2017, during which net revenue consisted of $1,008,000, or 99%, from domestic sources and $11,000, or 1%, from international customers.

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

For the three months ended June 30, 2018, revenue was derived primarily from sales of our engineering services amounting to $759,000. The Company also sold its internet protocol encryptor to a customer in Saudi Arabia amounting to $55,000 during the period.

For the three months ended July 1, 2017, product \ revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $669,000. The Company also recorded revenue under an engineering services contract amounting to $251,000 during the period.

Gross Profit

Gross profit for the third quarter of fiscal 2018 was $194,000, compared to gross profit of $491,000 for the same period of fiscal 2017, a decrease of 60%. Gross profit expressed as a percentage of revenue was 21% for the third quarter of fiscal 2018 compared to 48% for the same period in fiscal 2017, which was due to the lower margin engineering services revenue in fiscal 2018.

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

The increase in general and administrative expenses for the three months ended June 30, 2018 was primarily attributable to increases in professional service fees and other public company costs of $19,000, a write-off of collateral of $12,000 and an increase in personnel-related costs of $5,000.

The increase in selling and marketing expenses for the three months ended June 30, 2018 was primarily attributable to increases in outside sales commissions of $11,000, bid and proposal costs of $26,000 and outside consulting costs of $14,000. These increases were offset by a decrease in product evaluation costs of $39,000 during the period.

Product Development Costs

Product development costs for the quarter ended June 30, 2018 were $124,000, compared to $407,000 for the quarter ended July 1, 2017. This decrease of $283,000, or 69%, was primarily attributable to an increase in billable engineering services contracts during the third quarter of fiscal 2018 that resulted in decreased product development costs of $338,000 and reduced personnel related costs by $43,000. These decreased costs were partially offset by an increase in engineering project costs of $97,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $759,000 of billable engineering services revenue generated during the third quarter of fiscal 2018 and $320,000 in the third quarter of fiscal 2017.

Net Income/Loss

The Company generated a net loss of $450,000 for the third quarter of fiscal 2018, compared to a net loss of $393,000 for the same period of fiscal 2017. This increase in net loss is primarily attributable to a 60% decrease in gross profit, partially offset by a 27% decrease in operating expenses during the third quarter of fiscal 2018.

Nine Months ended June 30, 2018 compared to Nine Months ended July 1, 2017

Total Net Revenue

Total net revenue for the nine months ended June 30, 2018 was $2,548,000, compared to $3,036,000 for the nine months ended July 1, 2017, a decrease of 16%. Net revenue for the first nine months of fiscal 2018 consisted of $2,344,000, or 92%, from domestic sources and $204,000, or 8%, from international customers as compared to the same period in fiscal 2017, during which net revenue consisted of $2,793,000, or 92%, from domestic sources and $243,000, or 8%, from international customers.

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

For the nine months ended June 30, 2018, revenue was derived primarily from sales of our engineering services amounting to $2,218,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $90,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $89,000 during the period.

For the nine months ended July 1, 2017, product revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $2,450,000. Additional revenue was generated from sales of our engineering services amounting to $251,000. The Company made shipments of our secure telephone and fax encryptor to an international customer in Jordan amounting to $106,000. We also sold our internet protocol encryptor to a customer in Saudi Arabia amounting to $95,000 during the period.

Gross Profit

Gross profit for the first nine months of fiscal 2018 was $729,000, compared to gross profit of $2,081,000 for the same period of fiscal 2017, a decrease of 65%. Gross profit expressed as a percentage of total net revenue was 29% for the first nine months of fiscal 2018 compared to 69% for the same period in fiscal 2017, which was due to the lower margin engineering services revenue in fiscal 2018. During fiscal 2017 the concentration of revenue related to equipment revenue which historically will yield higher margins.

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

The decrease in selling and marketing expenses for the nine months ended June 30, 2018 was primarily attributable to decreases in product demonstration costs of $136,000, product evaluation costs of $99,000 and bid and proposal costs of $17,000. These decreases were partially offset by an increase in personnel-related costs of $14,000.

The increase in general and administrative expenses for the nine months ended June 30, 2018 was primarily attributable to increases in audit fees and other public company costs of $94,000. These increases were partially offset by a decrease in personnel-related costs of $25,000 during the period.

Product Development Costs

Product development costs for the nine months ended June 30, 2018 were $442,000, compared to $1,378,000 for the nine months ended July 1, 2017. This decrease of $935,000, or 68%, was attributable to an increase in billable engineering services contracts during the first nine months of fiscal 2018 that resulted in decreased product development costs of $994,000 and reduced personnel related costs of $128,000. These decreased costs were partially offset by an increase in engineering project costs of $191,000 during the period.

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

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $2,218,000 of billable engineering services revenue generated during the first nine months of fiscal 2018 and $320,000 in the first nine months of fiscal 2017.

Net Loss

The Company incurred a net loss of $1,221,000 for the first nine months of fiscal 2018, compared to a net loss of $960,000 for the same period of fiscal 2017. This increase in net loss is primarily attributable to a 65% decrease in gross profit and partially offset by a 36% decrease in operating expenses during the first nine months of fiscal 2018.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,527,000 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements included herein do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 30, 2018	July 1, 2017

Net loss	$(1,221,000)	$(960,000)
Changes not affecting cash	33,000	114,000
Changes in assets and liabilities	1,045,000	(600,000)

Cash used in operating activities	(143,000)	(1,446,000)
Cash provided by investing activities	306,000	372,000

Net change in cash, cash equivalents and restricted cash	163,000	(1,074,000)
Cash, cash equivalents and restricted cash - beginning of period	1,297,000	2,617,000

Cash, cash equivalents and restricted cash - end of period	$1,460,000	$1,543,000

Operating Activities

The Company used approximately $1,304,000 less cash for operating activities in the first nine months of fiscal 2018 compared to the same period in fiscal 2017. This decrease was primarily attributable to a decrease in accounts receivable of $442,000 and an increase in deferred revenue of $994,000 for the nine month period ended June 30, 2018.

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

During the nine months ended June 30, 2018 and July 1, 2017, the Company spent $442,000 and $1,378,000, respectively, on internal product development. The Company also spent $1,382,000 on billable development efforts during the first nine months of fiscal 2018 and $152,000 during the same period of fiscal 2017. The Company’s total product development costs during the first nine months of fiscal 2018 were 14% higher than the same period in fiscal 2017 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that development expenses for fiscal 2018 will be approximately 20% higher compared to fiscal 2017 levels.

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

Engineering Services Revenue We expect that the deliverables under the current guidance will be consistent with performance obligations identified under ASC 606. The adoption of ASC 606 will not result in a change to the timing of revenue recognition for this type of revenue as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, we do not expect the adoption of ASC 606 will result in a material impact to revenue recognition.

Equipment Revenue The deliverables under the previous guidance is consistent with performance obligations identified under ASC 606. Under ASC 606, we continued to allocate the transaction price between the elements and performance obligations within the contract. Revenue recognition for the performance obligations accounted for under ASC 606 was consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. As such, the adoption of ASC 606 did not result in a material impact on revenue recognition.

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

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows,

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows and results for the nine month period ended July 1, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures (Restated)

Evaluation of disclosure controls and procedures. In connection with the original filing of the Form 10-Q for the fiscal quarter ended June 30, 2018, the Company’s chief executive officer and chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by such quarterly report. At such time, management concluded that the Company’s disclosure controls and procedures, as designed and implemented, were not effective.

Management previously concluded that the Company’s internal control over financial reporting was not effective, as disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2017, in conjunction with the auditor’s findings, because management had identified a continuing control deficiency that it determined constituted a material weakness. Specifically, management determined that the Company lacked sufficient accounting staff and capabilities and as a result the Company failed to maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. The insufficient staff size also resulted in the lack of an adequately trained accounting staff and management and an inability to perform an independent review of financial reporting.

In addition, management identified a material weakness in internal control over significant non-routine transactions at June 30, 2018. Specifically, management determined that there was lack of operating effectiveness of internal controls over significant non-routine transactions related to the Company’s inadequate evaluation of the underlying effective rate implications related to the Tax Cuts and Jobs Act passed in December 2017, which management determined constituted a material weakness. As a result, management determined that the Company’s disclosure controls and procedures were not effective at June 30, 2018.

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

Based on management’s reassessment in connection with the filing of this Form 10-Q/A, management determined that the material weaknesses described above were also material weaknesses as of and for the quarter ended June 30, 2018 and therefore has concluded that our disclosure controls and procedures were not effective as of June 30, 2018. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to addresses such material weaknesses, see Item 9A, Disclosure Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

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

