Form 10-K
period 2018-09-29
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2018

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

Based on the closing price as of March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,721,285.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of May 31, 2019 was 1,850,403.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	TCCO	NASDAQ Capital Market

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 29, 2018

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

Technical Communications Corporation was organized in 1961 as a Massachusetts corporation to engage primarily in consulting activities. Since the late 1960s, the business has consisted entirely of the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into a significant number of countries to governments, military agencies, telecommunications carriers, financial institutions and multinational corporations. The Company’s business consists of one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services.

Overview

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. Fiscal 2018 was unusual in that only 6% of the Company’s revenue was generated by our Government Systems product line; 85% of the Company’s revenue during fiscal year 2018 was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue of our Government Systems products will constitute the majority of our revenue in the future. These products, such as the internet protocol data encryption systems and the DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key”. The Company’s products can be used to protect confidentiality in communications between radios, landline telephones, mobile phones, facsimile machines and data network equipment over wires, fiber optic cables, radio waves, and microwave and satellite links. The principal markets for the Company’s products are foreign and domestic governmental entities, law enforcement and military agencies, telecommunications carriers, financial institutions, and multinational companies requiring protection of mission-critical information.

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

Providing secure communications systems and services for government and military markets worldwide remains a principal focus for TCC, as the Company believes continued concerns over security will sustain demand for increased protection of both voice and data networks. Our focus in the government market also now includes law enforcement special operations customers. Additionally, we see increased interest for secure communications in the corporate industrial sector. The Company is pursuing selected, evolutionary upgrades and product derivatives of our government/military products both to provide entry into these markets and meet new requirements of our existing customers.

2018 Highlights and Recent Events

The Company reduced its loss in fiscal year 2018 by $434,000. Revenues for fiscal 2018 were $3,685,000, with a net loss of $1,480,000 or $0.80 per share, consisting of $449,000 in product revenue and $3,236,000 from revenue of our engineering services. While expected major domestic and international contracts did not materialize during the fiscal year due to long government procurement cycles, the Company did complete delivery of several foreign and domestic contracts for its DSP 9000/HSE 6000 radio encryption products. It also provided significant engineering services under both contracts received in the first quarter of fiscal 2017 and an additional contract received in fiscal 2018. TCC had backlog at the end of fiscal 2018 of $2,118,000 and deferred revenue of $2,107,000, as compared to $1,975,000 and $484,000 of backlog and deferred revenue, respectively, at the end of fiscal 2017.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2018, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established government systems product line; such equipment sales consisted primarily of the DSP 9000/HSE 6000 radio encryption and digital encryption CX72XX products, along with custom solution engineering services. The Company also has several significant opportunities it is pursuing for foreign government custom network security systems, which work began in fiscal 2018 and will continue during our 2019 fiscal year.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead times and fluctuating market conditions. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2018, TCC continued to closely monitor and reduce operating expenses as appropriate, while strategically investing in business development efforts.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2018:

•	Continuation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants;

•	Continuation of advanced algorithm development for voice applications; and

•	Provision of custom engineering services.

Escalating and continued turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism and political unrest increase the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions can cause unpredictable and erratic delays in the processing of procurements, delivery of products and receipt of payments. The combined effects challenge both our sales capture teams and our production capabilities. The Company believes these market conditions will provide opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for existing and new products and offering such products to current customers.

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. Fiscal 2018 was unusual in that only 9% of the Company’s revenue was generated by our Government Systems product line; 85% of the Company’s revenue during fiscal year 2018 was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue of our Government Systems products will constitute the majority of our revenue in the future. These products, such as our internet protocol data encryption systems and DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

With the availability of our next-generation IP encryptors and the ability to integrate customer-specific national algorithms, the Company believes that its Network Security Systems are competitive for a growing niche of mission-critical government and industrial/corporate network applications worldwide. TCC expects that future derivatives of its IP encryptor and KEYNET IP Manager system will expand the market opportunity for these products.

The Company’s Secure Office Systems product line had primarily consisted of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products are no longer being marketed. While one of these products, the CSD 4100 secure executive telephone, is still available and remains profitable, demand for it has diminished in recent years. We will continue to offer this product from existing inventory, which we anticipate will be sufficient for several more years. Remaining available is the CSD 3324 SE, our encrypted office telephone that offers secure voice, fax and radio communications. TCC also continues to offer CipherTalk® secure mobile phone communication solutions. The Cipher Talk 8500, a secure mobile IP-based phone that targets the high-end secure wireless mobile phone market, is competitive but product demand has not developed as expected. We will continue to market this product with reduced expectations.

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and system development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. As noted above, fiscal year 2018 was a significant year for engineering services sales and we expect demand for such services to remain strong in the future.

Government Systems

The Company’s DSP 9000 and HSE 6000 secure radio product lines offer strategic-level security for voice and data communications sent over HF, VHF and UHF channels. Designed for military environments, the Company believes these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and man-pack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and embedded board configurations are available options. All versions interoperate with TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor for cross-network secure voice conferencing. The DSP 9000 base station model also interoperates with the Company’s CSD 3324 SE secure telephone system to enable “office-to-field” communications.

TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor is designed for public safety special operations, land mobile radio applications, as well as military applications. With the optional telephone interconnect kit, the HSE 6000 connects to corded handset telephones for secure voice communications and radio-to-telephone conferencing over Voice over IP, digital, and analog telephone networks. It is also interoperable with the DSP 9000 radio security product family, enabling secure voice communications and cross-network conferencing across and between air, land, sea and office.

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

Government customers can also utilize the Company’s Cipher X 7211 IP encryption systems, described below, to achieve superior-grade network encryption and secure communications.

The Government Systems product line also includes the Company’s DSD 72A-SP Military Bulk Ciphering System, a rugged military system that provides a high level of cryptographic security for military data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and is designed to integrate into existing networks. Due to diminished demand in recent years, this product is no longer being marketed. However, we will continue to support a large installed base of such equipment still in use with our customers, as there remains a demand for spare parts and small network upgrades. Foreign military requirements for the DSD 72A-SP are expected to transition over time to the data encryption systems product line using the Internet Protocol, described below.

Network Security Systems

TCC offers network encryption systems with centralized key and device management for IP, SONET/SDH and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. TCC’s KEYNET IP Manager is designed to centrally configure and manage a network of encryption appliances for secure communications and can be used globally. During 2014, the Company introduced KEYNET Lite, a version of KEYNET for small networks.

The Company supports the industry standard Advanced Encryption Standard (“AES”) 256-bit cryptographic algorithm and can integrate customer-specific national algorithms to meet customer-specific needs. All of TCC’s encryption systems are designed to seamlessly overlay onto existing networks without requiring infrastructure changes. Network performance impact is negligible and we believe the systems are easy to deploy, use, monitor and manage. Additionally, the Cipher X family offers scalable performance to higher speeds without changing hardware. This minimizes the entry cost of deploying a security solution and provides a cost-effective path to meet evolving business needs. Upgrades are licensed and made available on-demand via the KEYNET management system. All performance levels interoperate and are designed to have identical functionality.

Cipher X 7211 IP Encryption with KEYNET IP Manager provides strategic-level secure communications for large global IP networks for point-to-point and multicast applications such as video conferencing. It offers a unique combination of flexibility, scalable 1 gigabit per second performance and KEYNET IP Manager for ease of use. The Cipher X 7211 is a hardware-based, FIPS 140-2 Level 3 designed encryption device.

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

The Company’s CSD 4100 Executive Secure Telephone offers strategic-level voice and data security in an executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control. Due to diminished demand in recent years, this product is no longer being marketed but we continue to provide support to existing customers who have installed equipment bases requiring expansion or modification.

Services

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives periodic progress payments.

TCC offers general communications security education for businesses and other users, including military and government entities, as well as product-specific training for its customers. TCC also specializes in developing and designing custom cryptographic solutions for customers’ unique secure voice, data and video communications requirements and integrating such solutions into existing systems. The Company has designed embedded secure radio encryption solutions, national algorithms for military data applications, cryptographic modules for National Secure Mode Identification Friend or Foe (IFF) systems, as well as rocket-borne telemetry encryption modules, and country-unique secure telephone and fax algorithms. In addition, TCC has partnered with network and telecom equipment providers to add security in unique applications.

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Codan Limited, Motorola Solutions, Inc., General Dynamics Corporation, Omnisec AG, Certes Networks, Inc., Gemalto N.V., Harris Corporation and Communication Security Group.

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

Our competitive position also depends on our ability to attract and retain qualified personnel, obtain and maintain intellectual property protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for product, research and development efforts. We believe the ability of TCC to custom-tailor cryptographic functions and systems to satisfy unique customer requirements is an important competitive differentiator, and will meet a growing demand as customers become more sophisticated in defining their communications security needs.

Net Revenue and Backlog

In fiscal 2018, the Company had one customer representing 87% of total net revenue. This revenue consisted primarily of our engineering services. In fiscal 2017, the Company had two customers representing 89% of total net revenue. This revenue consisted primarily of our engineering services representing 21% of net revenue and shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan representing 68% of net revenue.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of orders received where the anticipated shipping date or services to be performed are within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. Our backlog as of September 29, 2018 and September 30, 2017 was approximately $2,118,000 and $1,975,000, respectively.

For certain services contracts, the Company will bill customers in accordance with the terms of the contract, but recognize revenue as the services are performed. The billings in excess of revenue are recorded as deferred revenue on the balance sheet. These deferred revenues will be recognized in future periods as we perform the services. Our deferred revenue as of September 29, 2018 and September 30, 2017 was approximately $2,107,000 and $484,000, respectively.

Consistent with TCC’s historical experience, the Company expects that sales to a relatively small number of customers will continue to account for a high percentage of the Company’s revenues for the foreseeable future. A reduction in orders from any such customer, or the cancellation of any significant order and failure to replace such order with orders from other customers, would have a material adverse effect on the Company’s financial condition and results of operations.

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

All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to adjustment upon audit by the U.S. Defense Contract Audit Agency, the U.S. Government Accountability Office, and other agencies. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations, although we can give no assurances. In addition, U.S. government contracts may be canceled at any time by the government with limited or no notice or penalty. Contract awards are also subject to funding approval from the U.S. government, which involves political, budgetary and other considerations over which the Company has no control.

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

Many of TCC’s products can be sold under existing “blanket” licenses that have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers (e.g., financial institutions, civilian government entities and commercial users). The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the government’s recognition of the technology available from foreign sources and the need to allow domestic corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, the impact of which could be material.

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2018 were, and historically have been, immaterial. In 2003, the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

The Company’s internal manufacturing process consists primarily of adding critical components, final assembly, system burn-in, quality control and testing. Delivery times vary depending on the products and options ordered.

Technological Expertise

TCC’s technological expertise and experience, including certain proprietary rights which it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business. TCC has been designing and producing secure, cryptography-based communications systems for over 50 years, during which time the Company has developed many technological techniques and practices. This expertise and experience are in the areas of cryptographic algorithm design and implementation, key distribution and management systems, cryptographic processors, voice and fax encryption, and electronic hardware design. TCC relies on its internal technical expertise and experience, which TCC considers to be proprietary. These proprietary technologies are owned by TCC, are under TCC’s control, and have been documented consistent with standard engineering practices. It is estimated that the majority of revenue during the past two years and during the next two years will be of products that are based upon TCC-proprietary designs.

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

TCC’s existing intellectual property portfolio includes a number of registered and unregistered trademarks; while eight patents have been issued to the Company, such patents have expired. Management is of the opinion that, while patent protection was desirable with respect to certain products, none of the Company's patents are currently material to the conduct of its business and the expiration of such patents is not expected to have any significant impact.

TCC has an on-going technology license for communications protocol software used in the CipherONE family of Network Security System products. The license is royalty-based and runs without a specified termination date. The cost of this license is immaterial.

With the exception of the technology license referred to above, TCC has no material third party rights upon which the Company relies. Revenue of the products associated with this license have not been and are not anticipated to be significant to the Company’s revenues.

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

During the fiscal years ended September 29, 2018 and September 30, 2017, the Company spent $521,000 and $1,584,000, respectively, on internal product development. The Company also spent $2,028,000 and $437,000 on billable development efforts during fiscal 2018 and 2017, respectively. In fiscal 2018, the Company’s total product development costs were approximately 26% higher than fiscal 2017 and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2019 will be consistent with fiscal 2018 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2018:

•	Continuation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants;

•	Continuation of advanced algorithm development for voice applications; and

•	Provision of custom engineering services.

Foreign Operations

The Company’s results of operations are dependent upon its foreign revenue, including domestic sales shipped to foreign end-users. Sales to foreign markets have been and will continue to be affected by, among other things, the stability of foreign governments, foreign and domestic economic conditions, export and other governmental regulations, and changes in technology. The Company attempts to minimize the financial risks normally associated with foreign sales by utilizing letters of credit confirmed by U.S. and foreign banks. Foreign sales contracts are usually denominated in U.S. dollars.

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

In fiscal years 2018 and 2017, sales directly to international customers accounted for approximately 7% and 10%, respectively, of our net revenue. During fiscal 2017, a significant portion of domestic revenue (68%) was made to a domestic radio manufacturer that shipped our radio encryption products overseas for use in Afghanistan. Based on our historical results we expect that international revenue, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

•	changes in regulatory requirements,

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements,

•	delays in placing orders,

•	fluctuations in foreign currency exchange rates,

•	the complexity and necessity of using foreign representatives, consultants and distributors,

•	the uncertainty of the ability of foreign customers to finance purchases,

•	uncertainties and restrictions concerning the availability of funding credit or guarantees,

•	imposition of tariffs or embargoes, export controls and other trade restrictions,

•	the difficulty of managing and operating an enterprise spanning several countries,

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, and

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors and their impact are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We also may not be successful in obtaining the necessary licenses to conduct operations abroad, and the U.S. government may prevent proposed sales to foreign governments or other end-users.

Employees

As of September 29, 2018, the Company employed 23 full-time employees and two part-time employees, as well as several consultants. The Company believes that its relationship with its employees is good.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 29, 2018 and subsequent quarterly reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

For a seven year period from 2012 to 2018, the Company suffered recurring losses from operations and had an accumulated deficit of $2,786,000 at September 29, 2018. In addition, prior to this year we experienced negative cash flows from operations. Due to the losses we have incurred and our current limited financial resources, management has concluded that these conditions raise substantial doubt as to our ability to continue as a going concern within one year of the issuance date of the financial statements included in this Annual Report on Form 10-K. Such financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern. Moreover, the going concern explanatory paragraph included in the report of our independent registered public accounting firm may make obtaining financing more difficult or costly, which financing may be required should our efforts to raise capital resources from operations prove unsuccessful.

 Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective at fiscal year-end.

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the Company’s 2018 fiscal year. Based on that assessment, in conjunction with the findings of the Company’s independent registered public accounting firm, management identified a deficiency that rose to the level of a material weakness in our internal control over financial reporting related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experiences within the accounting department. Management previously had concluded for fiscal year 2017 and prior reporting periods that the Company did not maintain effective internal control over financial reporting due to a lack of sufficient staff to segregate accounting duties and had determined that this condition constituted a material weakness. During fiscal year 2018, the Company also identified a lack of an adequately trained accounting department and an independent review of financial reporting, as well as a material weakness in internal control over significant non-routine transactions, all as disclosed in the relevant quarterly reports filed during our 2018 fiscal year. These conditions led management to conclude that neither the Company’s disclosure controls and procedures nor its internal control over financial reporting were effective at September 29, 2018.

Until we are able to remediate the material weaknesses identified, such material weaknesses may materially and adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we review and evaluate our internal control systems to allow management to report on the effectiveness of our disclosure controls and procedures and the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weaknesses or failure to remediate any existing weaknesses could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

We have restated our financial statements for several prior periods, which reduces investor confidence and which may negatively impact our ability to raise capital in the future.

The Company has restated its consolidated financial statements as of and for the fiscal year ended September 30, 2017 as well as the financial statements included in its quarterly reports for the fiscal quarters ended December 30, 2017, March 31, 2018 and June 30, 2018. The restatement of the Company’s financial statements primarily reflect the correction of certain errors related to the Company’s recognition of revenue, which errors resulted from the Company’s misapplication of its revenue recognition policy, as well as the adoption of new accounting standard for restricted cash and a correction in its inventory reserve. Investors should no longer rely on the financial statements included in the original filings.

Restatements may have the effect of eroding investor confidence in the Company, its financial reporting and its accounting practices and processes, and could negatively impact the trading price of the Company’s common stock. In addition, restatements may make it more difficult for the Company to raise capital on acceptable terms, if at all, and would likely increase the cost of such capital, and could expose the Company to liability, including the risk of litigation by shareholders and increased scrutiny of regulatory authorities.

Our quarterly operating results typically fluctuate and our future revenues and profitability are uncertain.

We have experienced significant fluctuations in our quarterly operating results during the last several years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations, including but not limited to:

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

The Company is dependent upon its foreign revenue (including domestic sales shipped to foreign end-users) and we expect that revenue to foreign end-users will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including imposition of tariffs or embargoes, export controls, trade barriers and trade disputes, regulations related to customs and export/import matters, fluctuations in foreign economies and currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable, the complexity and necessity of using foreign representatives, consultants and distributors, tax uncertainties and unanticipated tax costs due to foreign taxing regimes, the difficulty of managing and operating an enterprise spanning several countries, the uncertainty of protection for intellectual property rights and differing legal systems generally, compliance with a variety of laws, and economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances.

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

We continue to focus efforts in emerging markets, including South America and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.

We continue to face a number of risks related to current global economic and political conditions that could unfavorably impact our business.

Global economic conditions continue to be challenging for the secure communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including adverse credit conditions, low economic growth rates, continuing high rates of unemployment, and reduced corporate capital spending. Economic growth in many other countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and will continue to impact our business in a number of ways, including:

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

As a party to a number of contracts with the U.S. government and its agencies, the Company must comply with extensive regulations with respect to bid proposals and billing practices. Should the U.S. government or its agencies conclude that the Company has not adhered to federal regulations, any contracts to which the Company is a party could be canceled and the Company could be prohibited from bidding on or participating in future contracts. Moreover, payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment. The Company could be required to return any payments received from U.S. government agencies if it is found to have violated federal regulations. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations, though we can give no assurances.

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

The Company’s technological expertise and experience, including certain proprietary rights that it has developed and maintains as trade secrets, are crucial to the conduct of the Company’s business and its ability to compete in the marketplace. Such technological expertise and experience are important as they enable an efficient design and development process. Loss of this experience and expertise would have an adverse impact on the Company. To protect our proprietary information, we rely primarily on a combination of internal procedures, contractual provisions, and copyright, trademark and trade secret laws. Such internal procedures and contractual provisions may not prove sufficient to maintain the confidentiality and proprietary nature of such information and may not provide meaningful protection in the event of any unauthorized use or disclosure. Trade secret and copyright laws afford only limited protection. Current and potential trademarks and patents may not provide us with any competitive advantage and patents and trademarks must be enforced and maintained in order to provide protection, which may prove costly and time-consuming.

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

Other parties may have patent rights relating to the same subject matter covered by our products or technologies, enabling them to prevent us from operating without obtaining a license and paying royalties. Third parties also may challenge our proprietary rights or claim we are infringing on their rights. Any claims of infringement or misappropriation, with or without merit, would likely be time-consuming, result in costly litigation and diversion of resources, and cause delays in the development and commercialization of our products. We may be required to expend significant resources to develop non-infringing intellectual property, pay royalties, or obtain licenses to the intellectual property that is the subject of such litigation. Royalties may be costly and licenses, if required, may not be available on terms acceptable to us, the absence of which could seriously harm our business.

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

We will be successful only if a significant number of customers adopt our secure communications products. Historically the Company has had a small number of customers representing a large percentage of its total revenue. Although the Company endeavors to expand its customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future. This reliance makes us particularly susceptible to factors affecting those customers. If such customers’ business declines and as a result our sales to such customers decline without corresponding sales orders from other customers, our financial condition and results of operations would be adversely affected. It is difficult to predict the rate at which customers will use our products, even in the case of repeat customers, and we do not typically have long-term contractual arrangements.

We may not be able to maintain effective product distribution channels.

We rely on an in-house sales force as well as domestic and international representatives, consultants and distributors for the sale and distribution of our products. Our sales and marketing organization may be unable to successfully compete against more extensive and well-funded operations of certain of our competitors. In addition, we must manage sales and marketing personnel in numerous countries around the world with the concomitant difficulties in maintaining effective communications due to distance, language and cultural barriers. Further, certain of our distributors may carry competing products lines, which may negatively impact our net revenues.

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

As of May 31, 2019, we employed 24 full-time and two part-time employees as well as several consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

Security breaches and other disruptions could interfere with the Company’s operations and could compromise the Company’s and its customer’s information, exposing the Company to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including collection of payments from purchasers of our products. The Company also uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes, and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, the Company collects and stores sensitive data, including personally identifiable information of the Company’s employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is material to the Company’s business operations and strategy. Despite security measures, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims, liability, and regulatory proceedings and penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business, results of operations and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, the Company may need to invest additional resources to protect the security of its systems.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 29, 2018 and September 30, 2017 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021.

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

		Price
Title of Class	Quarter Ending	Low	High

Common Stock, $0.10 par value	9/29/2018	$3.70	$5.95
	6/30/2018	4.00	6.00
	3/31/2018	5.05	12.60
	12/30/2017	3.80	15.40

	9/30/2017	$4.00	$9.30
	7/1/2017	2.30	5.55
	4/1/2017	2.25	3.15
	12/31/2016	2.10	4.25

Holders

As of May 1, 2019, there were 58 record holders of our Common Stock. We believe there are approximately 2,200 beneficial holders of our stock, as reported by the Company’s Transfer Agent.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 29, 2018. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 29, 2018, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by securityholders	169,137	(1)	$8.92	224,563

Equity compensation plans not approved by securityholders	58,000	(2)	$7.30	-

Total	227,137		$8.50	224,563

(1) Of the 169,137 options outstanding as of September 29, 2018, 124,437 were exercisable as of such date at an average exercise price of $10.53 per share.

(2) Of the 58,000 options outstanding as of September 29, 2018, all were exercisable as of such date at an average exercise price of $7.30 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2018 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of our 2018 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the Securities and Exchange Commission, including this Form 10-K for the fiscal year ended September 29, 2018 and the “Risk Factors” section included herein.

Overview

TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract, or made as a sub-contractor to domestic corporations under contract with the U.S. government. We have also sold these products to commercial entities and U.S. government agencies. In addition to product revenue, we generate revenues from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.

The Company has restated its consolidated financial statements as of and for the year ended September 30, 2017. The restatement reflects adjustments to correct an error in the Company’s revenue recognition for a certain contract. The error was the result of a misinterpretation of ASC Topic 605, Revenue Recognition. The effects of the restatements on the Company’s consolidated financial statements for the year ended September 30, 2017 are described in Note 3 to the Financial Statements.

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

Revenue Recognition

We perform funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. We receive periodic progress payments and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency, the U.S. Government Accountability Office and other agencies. Adjustments are recognized in the period made. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations. When the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Inventory

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or the current estimated net realizable value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $4.0 million as of September 29, 2018 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended September 29, 2018 as compared to year ended September 30, 2017 (as restated)

Net Revenue

Net revenues for the years ended September 29, 2018 and September 30, 2017 were $3,685,000 and $3,725,000, respectively, a decrease of $40,000. Revenue for fiscal 2018 consisted of $3,423,000, or 93%, from domestic sources and $262,000, or 7%, from international customers as compared to fiscal 2017, in which revenue consisted of $3,364,000, or 90%, from domestic sources and $361,000, or 10%, from international customers.

Foreign revenue consisted of shipments to four countries during the year ended September 29, 2018 and six countries during the year ended September 30, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign revenue by country:

	2018	2017

Egypt	$39,000	$117,000
Jordan	13,000	106,000
Saudi Arabia	121,000	101,000
Philippines	89,000	10,000
Other	-	27,000
	$262,000	$361,000

For the year ended September 29, 2018, revenue was derived primarily from sales of our engineering services amounting to $3,236,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $90,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000. We also sold our internet protocol encryptor to customers in Saudi Arabia amounting to $121,000 during the period.

For the year ended September 30, 2017, revenue was derived primarily from shipments of our narrowband radio encryptors to a domestic customer for deployment into Afghanistan amounting to $2,546,000 and sales of our engineering services amounting to $784,000. We also sold our telephone encryptor to a customer in the Middle East amounting to $106,000 and our internet protocol encryptor to an international customer amounting to $95,000 during our 2017 fiscal year.

Gross Profit

Gross profit for fiscal 2018 was $972,000, compared to gross profit of $1,807,000 for fiscal 2017, a decrease of 46%. Gross profit expressed as a percentage of revenue was 26% for fiscal 2018 compared to 49% for fiscal 2017, which decrease was due to the lower margin engineering services revenue in fiscal 2018. During fiscal 2017 there was a higher concentration of revenue related to product sales, which historically will yield higher margins.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2018 were $1,941,000, compared to $2,145,000 for fiscal 2017. This decrease of $204,000, or 10%, was attributable to a decrease in selling and marketing expenses of $207,000. This decrease was partially offset by an increase in general and administrative expenses of $4,000 during the 2018 fiscal year.

The decrease in selling and marketing expenses for the year ended September 29, 2018 was attributable to decreases in product demonstration costs of $150,000 and product evaluation costs of $109,000. These decreases were partially offset by increases in outside consulting costs of $21,000 and personnel-related costs of $21,000 during the period.

The increase in general and administrative expenses for the year ended September 29, 2018 was primarily attributable to increases in professional fees and other public company costs of $38,000. These increases were partially offset by a decrease in personnel-related costs of $40,000 during the period.

Product Development Costs

Product development costs for fiscal years 2018 and 2017 were $521,000 and $1,584,000, respectively. This decrease of $1,063,000, or 67%, was attributable to an increase in billable engineering services contracts for fiscal 2018 that resulted in decreased product development costs of $1,309,000 and reduced personnel related costs of $138,000. These decreased costs were partially offset by an increase in engineering project costs of $398,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months to several years. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $3,236,000 of billable engineering services revenue generated during fiscal 2018 and $784,000 of billable engineering services revenue generated during fiscal 2017.

Net Loss

The Company generated a net loss of $1,480,000 for fiscal 2018, compared to a net loss of $1,913,000 for fiscal 2017. This $433,000 decrease in net loss is primarily attributable to a 34% decrease in operating expenses, partially offset by a 46% decrease in gross profit during fiscal 2018.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of September 29, 2018, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at September 29, 2018 totaled $1,982,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

For a seven year period from fiscal 2012 to fiscal 2018, the Company suffered recurring losses from operations and had an accumulated deficit of $2,786,000 at September 29, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to January 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is considering raising capital through equity or debt arrangements. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 29, 2018 and September 30, 2017:

	2018	2017

Net loss	$(1,480,000)	$(1,913,000)
Changes not affecting cash	239,000	600,000
Changes in current assets and current liabilities	1,620,000	(429,000)

Cash provided by (used in) operating activities	379,000	(1,742,000)
Cash provided by investing activities	306,000	422,000

Net increase (decrease) in cash, cash equivalents and restricted cash	685,000	(1,320,000)
Cash, cash equivalents and restricted cash - beginning of year	1,297,000	2,617,000

Cash, cash equivalents and restricted cash - end of year	$1,982,000	$1,297,000

Operating Activities

The Company used approximately $2,121,000 less cash from operating activities in fiscal 2018 compared to fiscal 2017. This decrease was primarily attributable to a $433,000 decrease in net loss and an increase in deferred revenue of $1,138,000 in fiscal 2018 compared to fiscal 2017. Also contributing to the reduction in the use of cash from operating activities was a decrease in accounts receivable of $171,000 at September 29, 2018 as compared to an increase in accounts receivable of $618,000 at September 30, 2017, resulting in a decrease in net use of cash of $789,000.

This decrease in use of cash was partially offset by an increase in accounts payable and accrued expenses of $46,000 at September 29, 2018 compared to a decrease in accounts payable and accrued expenses of $57,000 at September 30, 2017 resulting in an increase in net use of cash of $103,000.

Investing Activities

Cash provided by investing activities during fiscal 2018 decreased by approximately $116,000 to $306,000, compared to cash provided by investing activities of $422,000 during fiscal 2017. This change is primarily attributable to a decrease in proceeds from the sale of cost method investment of $76,000 and an increase in additions to equipment and leasehold improvements of $40,000.

Financing Activities

There were no financing activities during either fiscal 2018 or 2017.

Debt Instruments

The Company currently maintains no debt instruments.

Backlog

Backlog at September 29, 2018 and September 30, 2017 amounted to $2,118,000 and $1,975,000, respectively. The orders in backlog at September 29, 2018 are expected to ship and/or services are expected to be performed over the next twelve months depending on customer requirements and product availability.

Performance guarantees

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 29, 2018, the Company had no outstanding letters of credit. At September 30, 2017, the Company had two outstanding letters of credit in the amounts of $12,000 and $1,000, which were secured by collateralized bank accounts totaling $13,000. These collateralized bank accounts represented cash that had restrictions on its use.

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

During the fiscal years ended September 29, 2018 and September 30, 2017, the Company spent $521,000 and $1,584,000, respectively, on internal product development. The Company also spent $2,028,000 and $437,000 on billable development efforts during fiscal 2018 and 2017, respectively. In fiscal 2018, the Company’s total product development costs were approximately 26% higher than fiscal 2017 and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2019 will be consistent with fiscal 2018 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2018:

•	Continuation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants;

•	Continuation of advanced algorithm development for voice applications; and

•	Provision of custom engineering services.

It is anticipated that working capital will fund our near-term research and development and marketing activities to January 2020. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for material commitments for capital expenditures in fiscal 2019.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from contracts with Customers” (ASC 606). The standard provides that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenues and cash flow arising from contracts with customers. The FASB has issued several amendments and updates to this revenue standard, including how an entity should identify performance obligations. As amended, the new guidance was effective for the Company beginning September 30 2018. The Company has elected to adopt ASC 606 using the modified retrospective method approach as of September 30, 2018, which approach was applied to all contracts not completed as of such date. The adoption of this standard did not have a material impact on the financial statements.

Equipment Sales Revenue The deliverables under the previous guidance is consistent with performance obligations identified under ASC 606. Under ASC 606, we continued to allocate the transaction price between the elements and performance obligations within the contract. Revenue recognition for the performance obligations accounted for under ASC 606 was consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. As such, the adoption of ASC 606 did not result in a material impact on revenue recognition.

Engineering Services Revenue The deliverables under the previous guidance is consistent with performance obligations identified under ASC 606. The adoption of ASC 606 did not result in a change to the timing of revenue recognition for this type of revenue, as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, the adoption of ASC 606 did not result in a material impact on revenue recognition.

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

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosure and believe that the most notable impact to our financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for our leased facility in Concord, MA. The Company expects to adopt this standard during its fiscal year 2020.

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

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows, and results for the year ended September 30, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during our 2018 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Company has changed auditors to CohnReznick LLP during the year ended September 29, 2018. There were no disagreements with accountants on accounting and financial disclosures for the year ended September 29, 2018.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 29, 2018 as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 29, 2018 due to the material weaknesses discussed below.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A goal of the assessment was to determine whether any material weaknesses existed with respect to the Company’s internal control over financial reporting. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Based upon that assessment, in conjunction with the auditor’s findings, management identified a deficiency that rose to the level of a material weakness in our internal control over financial reporting related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department.

As previously reported in our Form 10-K for the fiscal year ended September 30, 2017, as well as prior fiscal years, management had concluded that the Company did not maintain effective internal control over financial reporting due to a lack of sufficient staff to segregate accounting duties. Management had determined that this condition constituted a material weakness. In addition to this previously identified material weakness, the Company has identified a lack of an adequately trained accounting department and an independent review of financial reporting. Additionally, during the three months ended June 30, 2018, we identified and reported a material weakness in internal control over significant non-routine transactions on our Form 10-Q for the fiscal quarter ended June 30, 2018. This conclusion resulted from a lack of operating effectiveness of our controls over non-routine transactions, specifically related to an inadequate evaluation of the underlying effective rate implications related to the December 20, 2017 Tax Cuts and Jobs Act, which management had determined constituted a material weakness.

Nonetheless, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we are determining a remediation plan for the material weaknesses, which plan is described below.

Remediation plan for the material weaknesses. Our management, with oversight from the Audit Committee, is actively engaged in determining a remediation plan to address all identified material weaknesses. This remediation plan includes further educating and training TCC’s accounting staff and management to address certain core competencies that resulted in the lack of operational effectiveness. Management also intends to assess the design of controls to determine if enhancements are needed to increase effectiveness of our internal control over financial reporting. In addition, management may retain subject matter experts to ensure compliance with generally accepted accounting principles and SEC rules and regulations, when deemed necessary.

We currently plan to initiate our remediation efforts in the third quarter of fiscal 2019. Our goal is to remediate the material weaknesses by the end of fiscal 2019.

Changes in internal control over financial reporting. The changes in the aforementioned internal controls over financial reporting and the remediation efforts expected to be undertaken have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2018 fiscal year.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Members of the Board of Directors, Nominees and Executive Officers

The following table sets forth the name and address of each director, nominee and executive officer of the Company, the year each current director first became a director, and the age and positions currently held by each such individual with the Company. The following table is as of May 31, 2019.

Name and Address(1)	Year First Became a Director	Age	Positions and Offices with the Company

Francisco F. Blanco	2011	76	Class II Director

Carl H. Guild, Jr.	1997	75	Class III Director, Chairman of the Board, Chief Executive Officer and President

Ralph M. Norwood	2019	75	Class I Director

Thomas E. Peoples	1998	70	Class III Director

Non-Director Executive Officers

Michael P. Malone	--	59	Chief Financial Officer, Treasurer and Assistant Secretary

(1)	The address of Messrs. Blanco, Guild, Peoples, Norwood and Malone is c/o Technical Communications Corporation, 100 Domino Drive, Concord, Massachusetts 01742.

Directors and Nominees

Francisco F. Blanco. Mr. Blanco is President and CEO of The Pola Group, LLC, a consulting firm focused on providing advice and assistance, strategic direction and creative business development solutions for commercial and government clients, where he has worked since 2010. From 2001 to 2010, Mr. Blanco was Executive Vice President of the Intelligence and National Security Alliance (“INSA”), a member-based non-profit, non-partisan, public-private organization that works to promote and recognize the highest standards within the national security and intelligence communities. Prior to joining INSA, Mr. Blanco was employed in a variety of senior management and leadership positions during his 30-year tenure at the U.S. Department of Defense.

Mr. Blanco’s qualifications for election to and service on the Board of Directors include his industry experience, his government experience and relationships with government leaders and agencies, his management and business development skills, and his in-depth understanding of the Company’s products and their markets.

Carl H. Guild, Jr. Mr. Guild has been President and Chief Executive Officer of the Company since 1998 and Chairman of the Board of Directors since 2001. He was also Vice-Chairman of the Board from 1998 to 2001 and Chairman in 1998, and was an independent consultant to the Company from 1997 to 1998. From 1993 to 1997, he was a Senior Vice President with Raytheon Engineers and Constructors, Inc., a former unit of Raytheon Company, a defense, homeland security and aerospace technology company. Mr. Guild serves as President and Chief Executive Officer of the Company pursuant to an Employment Agreement (as amended) with the Company, which agreement is summarized under “Employment Agreements” in the Compensation section below.

Mr. Guild’s qualifications for election to and service on the Board of Directors include his management and leadership experience and financial acumen, his deep understanding of the Company’s products, business and industry, including its international operations and customers, and his demonstrated commitment to TCC and its stockholders.

Ralph M. Norwood. Mr. Norwood served as Chief Financial Officer of CPS Technologies Corp, a NASDAQ-listed manufacturer of electronic components, from 2011 until his retirement earlier this year.  He joined CPS Technologies from Navigator Advisors LLC, a financial consulting company, where he had served as President since he founded the firm in 2006. From 2002 until 2005 he served as Vice President and Chief Financial Officer of SatCon Technology Corporation, a clean energy company headquartered in Boston, MA. Previously, he served for over 20 years at Polaroid Corporation in various capacities including Vice President and Treasurer, Vice President and Controller, and Worldwide Manufacturing Controller. Mr. Norwood is a CPA and earned a B.S. from the University of New Hampshire and an M.B.A from the Darden School at the University of Virginia.

Mr. Norwood’s qualifications for election to and service on the Board of Directors include his significant financial expertise and experience, as well as his experience in international business.  Mr. Norwood’s experience as a financial executive also enhances the ability and functioning of the Board and in particular the Audit Committee in discharging its responsibilities to assist the Board with overseeing management’s conduct of TCC’s financial reporting processes.

Thomas E. Peoples. Mr. Peoples currently serves as President of International Executive Counselors, LLC, a consulting company he established in Virginia in 2005. Mr. Peoples was Vice President and Managing Director of The SPECTRUM Group, a Washington, DC area-based consulting firm, from 2004 to February 2015. Between 2001 and 2004, Mr. Peoples was retired. From 1999 to 2001, Mr. Peoples was the Senior Vice President for International and Washington Operations of Gencorp, Inc., a publicly-held manufacturer of automotive, polymer, aerospace, and defense products. From 1992 to 1999, Mr. Peoples was a Vice President of Aerojet, a privately-held aerospace and defense contractor. Prior to 1992, Mr. Peoples served as Manager of Business Development for Smart Munitions Programs at Raytheon Company. He also served in the U.S. Army between August 1966 and February 1987, retiring from service as a Lieutenant Colonel. He is also a former Board member and Treasurer of the National Guard Youth Foundation and was an appointed member of the U.S. Department of Defense Science Board from 2000 to 2002.

Mr. Peoples’s qualifications for election to and service on the Board of Directors include his management and business experience, his government experience and relationships with government leaders and agencies, his business development skills and engineering expertise, and his in-depth understanding of the Company’s products and their markets.

Officers

Michael P. Malone. Mr. Malone, Chief Financial Officer, Treasurer and Assistant Secretary, joined the Company in 1998 as Director of Finance and Treasurer and became Chief Financial Officer in 2000. From 1997 to 1998, he was the Controller at Vasca, Inc., a privately-held medical device company. Prior to 1997, Mr. Malone was with ZOLL Medical Corporation, a publicly-traded medical device and software solutions company, for five years as its Controller and Treasurer. Mr. Malone and the Company are parties to an Employment Agreement, which agreement is summarized under “Employment Agreements” in the Compensation section below.

Certain Relationships; Legal Proceedings

There are no family relationships among the directors, executive officers or any nominee therefor, and to the Company’s knowledge no arrangements or understandings exist between any director or nominee and any other person pursuant to which such director or nominee was or is to be selected as a director or executive officer.

There are no material proceedings to which a director, executive officer or nominee is a party adverse to the Company or its subsidiary or has a material interest adverse to the Company or its subsidiary, nor to the Company’s knowledge are there any proceedings or events material to an evaluation of the ability or integrity of the Company’s directors, nominees or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater-than-10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of such reports and any amendments thereto furnished to the Company during and with respect to the Company’s 2018 fiscal year, or written representations from certain reporting persons that they were not required to file, the Company believes that during fiscal year 2018, its officers, directors, and beneficial owners of more than 10% of the Common Stock complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Committees of the Board

Information regarding the committees of TCC’s Board of Directors as well as the procedures by which stockholders may recommend nominees to the Company’s Board of Directors can be found under Item 13 below and are incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Named Executive Officers

The following tables set forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and Chief Financial Officer of the Company, who were the only “named executive officers” of the Company during its 2018 fiscal year, for all services rendered by such officers to the Company and its subsidiary in all capacities for the periods presented.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Carl H. Guild, Jr. President, Chief Executive Officer and Chairman	2018	$285,006(1)	--	$18,524(2)	$6,910(3)	$310,440
	2017	$285,006(1)	--	$5,815(4)	$6,765(3)	$297,586

Michael P. Malone Chief Financial Officer, Treasurer and Assistant Secretary	2018	$160,014(5)	--	--	$6,109(6)	$166,123
	2017	$160,014(5)	--	--	$6,000(6)	$166,014

(1)	Mr. Guild’s annual base salary was set at $285,000 effective March 1, 2012.

(2)	Amount represents an award on February 12, 2018 of a non-qualified option to purchase 3,500 shares of Common Stock at $7.25 per share, which vests over a five year period and has a 10 year term. Such award was made to Mr. Guild for his service as a director of the Company. The dollar amount presented includes the aggregate fair value of the award on the date of grant. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 2.5%, and expected life of 6.5 years.

(3)	Includes the Company’s 25% match on the first 6%, and 30% match on the second 6%, of Mr. Guild’s 401(k) contributions for fiscal 2018 and 2017. Also includes life insurance premiums paid by the Company of $414 and $360 for each of fiscal years 2018 and 2017, respectively.

(4)	Amount represents an award on February 13, 2017 of a non-qualified option to purchase 3,500 shares of Common Stock at $2.50 per share, which vests over a five year period and has a 10 year term. Such award was made to Mr. Guild for his service as a director of the Company. The dollar amount presented includes the aggregate fair value of the award on the date of grant. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 72%, risk-free interest rate of 2.0%, and expected life of 6.5 years.

(5)	Mr. Malone’s annual base salary was set at $160,000 effective March 1, 2012.

(6)	Includes the Company’s 25% match on the first 6%, and 30% match on the second 6%, of Mr. Malone’s 401(k) contributions for fiscal 2018 and 2017. Also includes life insurance premiums paid by the Company of $828 and $720 for each of fiscal years 2018 and 2017, respectively.

For further information on equity incentive awards granted to our named executive officers, see the disclosure below.

Employment Agreements

Carl H. Guild, Jr.

The Company entered into an employment agreement with Carl H. Guild, Jr., its President and Chief Executive Officer, effective as of November 19, 1998 and amended November 8, 2001. The original term of the agreement expired September 30, 2000; the agreement renews automatically thereafter for successive periods of one year unless earlier terminated or not renewed. Mr. Guild’s agreement contains provisions specifying his annual compensation, subject to an annual merit review by the Board of Directors. The agreement also provides for performance awards to be paid at the discretion of the Company’s Board of Directors, based on an assessment of exceptional performance. Mr. Guild’s base salary was set at $285,000 effective March 1, 2012 and has not changed since such date. No performance awards were earned with respect to fiscal 2018 and 2017.

For information on stock options granted to Mr. Guild, see “Outstanding Equity Awards at Fiscal Year-End” below.

Michael P. Malone

The Company entered into an employment agreement with Michael P. Malone, its Chief Financial Officer, effective as of February 12, 2001. The original term of the agreement was 12 months, and the agreement renews automatically for successive periods of one year unless earlier terminated or not renewed. Mr. Malone’s agreement contains provisions specifying his annual base salary, subject to an annual merit review by the Board of Directors. The agreement also provides for performance awards to be paid at the discretion of the Company’s Board of Directors, based on an exceptional performance assessment. Mr. Malone’s base salary was set at $160,000 effective March 1, 2012 and has not changed since such date. No performance awards were earned with respect to fiscal 2018 and 2017.

For information on stock options granted to Mr. Malone, see “Outstanding Equity Awards at Fiscal Year-End” below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding unexercised options held by our named executive officers outstanding as of the end of the Company’s 2018 fiscal year, which date was September 29, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Carl H. Guild, Jr.	3,500 (1)	--	--	7.02	02/08/20
	18,900 (2)	--	--	11.51	07/29/20
	3,500 (3)	--	--	9.77	05/05/21
	3,500 (4)	--	--	10.20	05/03/22
	3,500 (5)	--	--	4.67	02/11/23
	3,500 (6)	--	--	7.65	02/12/24
	2,100 (7)	1,400 (7)	--	4.05	05/07/25
	1,400 (8)	2,100 (8)	--	2.90	02/08/26
	700 (9)	2,800 (9)	--	2.50	02/13/27
	--	3,500 (10)	--	7.25	02/12/28

Michael P. Malone	10,501 (2)	--	--	11.51	07/29/20

(1)	Granted on February 8, 2010 under the 2005 Plan; options have 10 year term and were fully vested as of February 8, 2010.
(2)	Granted on July 29, 2010 under the 2010 Plan; options have 10 year term and vested as to 20% of the shares on each of the first five anniversaries of the date of grant.
(3)	Granted on May 5, 2011 under the 2010 Plan; options have 10 year term and were fully vested as of May 5, 2011.
(4)	Granted on May 3, 2012 under the 2005 Plan; options have 10 year term and were fully vested as of May 3, 2012.
(5)	Granted on February 11, 2013 under the 2005 Plan; options have 10 year term and were fully vested as of February 11, 2013.
(6)	Granted on February 12, 2014 under the 2005 Plan; options have 10 year term and were fully vested as of February 12, 2014.
(7)	Granted on May 7, 2015 under the 2010 Plan; options have 10 year term and vest as to 20% of the shares on each of the first five anniversaries of the date of grant.
(8)	Granted on February 8, 2016 under the 2010 Plan; options have 10 year term and vest as to 20% of the shares on each of the first five anniversaries of the date of grant.
(9)	Granted on February 13, 2017 under the 2010 Plan; options have 10 year term and vest as to 20% of the shares on each of the first five anniversaries of the date of grant.
(10)	Granted on February 12, 2018 under the 2010 Plan; options have 10 year term and vest as to 20% of the shares on each of the first five anniversaries of the date of grant.

Equity Incentive Plans

The Company currently administers two plans that provide for the grant of equity incentive compensation to officers, directors and employees: the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan. At March 15, 2019, there were an aggregate of 600,000 shares authorized under these plans, of which options to purchase 227,137 shares were outstanding and 224,563 shares were available for issuance upon future grants and awards. Generally, these plans provide for the grant of equity awards to employees, officers, directors and consultants of the Company, in each case in amounts, at prices and subject to such restrictions and limitations as determined by the Board of Directors or a committee thereof and in compliance with applicable law, including the Code. The goal of the Company’s equity incentive awards is to promote the success and interests of the Company and its stockholders by permitting and encouraging recipients to obtain a proprietary interest in the Company or its subsidiaries through the grant and exercise of such awards, and motivating such recipients to remain with the Company and work towards its success.

Grants in Fiscal 2018

On February 12, 2018, the Board of Directors granted to each of the members of the Company’s Board of Directors options under the 2010 Plan to purchase 3,500 shares of Common Stock, for an aggregate 14,000 shares. These non-qualified stock options, which are exercisable at $7.25 per share, vest 20% per year commencing the first anniversary of the date of grant and have a term of 10 years. Such grants were the only grants of stock options made to executive officers and directors during the Company’s 2018 fiscal year.

Retirement, Severance and Similar Compensation

No retirement, severance or similar compensation was paid to any employee during the 2018 fiscal year. Certain amounts may be payable upon separation of employment to our named executive officers pursuant to the terms of their employment agreements as described below. The Company also provides to all employees a 401(k) tax qualified plan.

Carl H. Guild, Jr.

Pursuant to his employment agreement, upon termination of his employment without “cause” by the Company or upon his death or disability, Mr. Guild is entitled to receive severance pay in an amount equal to the greater of six months’ base salary at the then-current level or the balance of the term of the agreement, less applicable taxes and other required withholdings and amounts owed to the Company, and including all health and other benefits to which he had been entitled while employed by the Company at the Company’s expense for at least six months. If the Company determines not to renew Mr. Guild’s employment agreement, he is entitled to an amount equal to six months’ base salary at the then-current level, less applicable taxes and other required withholdings and amounts owed to the Company, and the continuation of all health and other benefits to which he had been entitled while employed by the Company at the Company’s expense for at least six months.

“Cause” is defined as Mr. Guild’s failure or refusal to perform the services specified in his employment agreement or to carry out any lawful directions of the Board; conviction of a felony; fraud or embezzlement involving the assets of the Company, its customers, suppliers or affiliates; gross negligence or willful misconduct; or breach of any term of his employment agreement.

Mr. Guild may terminate his employment agreement upon prior written notice to the Company. Upon his voluntary termination, he is entitled to severance pay – defined as his base salary at the then-current level, less applicable taxes and other required withholdings and amounts owed to the Company – equal to six months if the termination date is on the renewal date of the agreement or the lesser of six months or the balance of the term of the agreement if the termination date is before such renewal date.

In the event of a change in control of the Company where Mr. Guild resigns or is terminated without cause by the Company within 24 months after such an event, any unvested options held shall automatically vest and become immediately exercisable. In addition, Mr. Guild would be entitled to receive severance pay in an amount equal to 24 months’ base salary at the then-current level, less applicable taxes and other withholdings and amounts due and plus all accrued and unpaid expenses and vacation time. In the event that any payment to be received pursuant to such change in control or the value of any acceleration right in any Company stock options held in connection with the change in control of the Company would be subject to an excise tax pursuant to Section 4999 of the Code, whether in whole or in part as a result of being an “excess parachute payment” within the meaning of such terms in Section 280G(b) of the Code, the amount payable will be increased (grossed up) to cover the excise tax liability due under Section 4999 of the Code, if otherwise permitted under the Code.

“Change in control” is defined as the occurrence of any one of the following: (a) any person or entity, including a “group” as defined in Section 13(d) of the Exchange Act (other than the Company, a wholly-owned subsidiary of the Company, or any employee benefit plan of the Company or its subsidiaries), becoming the beneficial owner of the Company’s securities having 51% or more of the combined voting power of the then-outstanding securities of the Company that may be cast for the election of directors of the Company; or (b) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election or any combination of the foregoing transactions, less than a majority of the combined voting power of the then-outstanding securities of the Company or any successor corporation or entity entitled to vote generally in the election of directors of the Company or such other corporation or entity after such transaction, are held in the aggregate by holders of the Company’s securities entitled to vote generally in the election of directors of the Company immediately prior to such transaction; or (c) the approval of the stockholders of the Company of a plan of liquidation.

Michael P. Malone.

Under Mr. Malone’s employment agreement, the Company has the right, upon written notice, to terminate his employment (a) immediately at any time for “cause” or (b) at any time without “cause”. Cause is defined as his failure or refusal to perform the services specified in his employment agreement or to carry out any lawful directions of the Board; conviction of a felony; fraud or embezzlement involving the assets of the Company, its customers, suppliers or affiliates; gross negligence or willful misconduct; inability for a continuous period of at least 180 days in the aggregate during any 360-day period to perform his duties due to a physical or mental disability incapable of reasonable accommodation under applicable law; or breach of any term of his employment agreement.

Upon termination of employment without cause by the Company, Mr. Malone is entitled to receive severance pay in an amount equal to the greater of six months’ base salary at the then-current level or his base salary for the balance of the term of the agreement. If the Company determines not to renew Mr. Malone’s employment agreement, he is guaranteed, at the Company’s option, at will employment for six months or severance pay in an amount equal to six months’ base salary at the then-current level. In either case, such amounts shall be less applicable taxes and other required withholdings and amounts owed to the Company, plus all accrued but unpaid expenses and vacation time.

In the event of a change in control of the Company where Mr. Malone resigns or is terminated without cause by the Company within six months after such an event, any unvested options held shall automatically vest and become immediately exercisable. In addition, Mr. Malone would be entitled to receive severance pay in an amount equal to six months’ base salary at the then-current level, less applicable taxes and other withholdings and amounts due and plus all accrued and unpaid expenses and vacation time. In the event that any payment to be received pursuant to such change in control or the value of any acceleration right in any Company stock options held in connection with the change in control of the Company would be subject to an excise tax pursuant to Section 4999 of the Code, whether in whole or in part as a result of being an “excess parachute payment” within the meaning of such terms in Section 280G(b) of the Code, the amount payable to Mr. Malone will be increased (grossed up) to cover the excise tax liability due under Section 4999 of the Code, if otherwise permitted under the Code. “Change in control” in Mr. Malone’s employment agreement has the same definition as that found in Mr. Guild’s agreement, provided above.

Compensation of Directors

The following table sets forth all compensation paid to the Company’s directors for the fiscal year ended September 29, 2018. Mr. Guild, our President, CEO and Chairman of the Board of Directors, did not receive any compensation for his service as a director during the 2018 fiscal year other than the option grant discussed above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Thomas E. Peoples	$25,900(1)	$18,524(2)(3)	-	$44,424
Francisco F. Blanco	$24,500(1)	$18,524(2)(3)	-	$43,024
Mitchell B. Briskin	$22,700(1)	$18,524(2)(3)	-	$41,224
Ralph M. Norwood	(4)	-	-	-

(1)	Includes quarterly stipend and fees paid for Board of Directors and committee meetings attended during the fiscal year. For Mr. Peoples, also includes quarterly stipend received for serving as Chairman of the Audit Committee beginning in May 2018. For Mr. Briskin, also includes quarterly stipend received for serving as Chairman of the Audit Committee until May 2018.

(2)	Amount represents the award on February 12, 2018 of a non-qualified option to purchase 3,500 shares of Common Stock at $7.25 per share, which option vests over a five year period and has a 10 year term. The dollar amount presented represents the aggregate fair value of the award on the date of grant. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 2.5%, and expected life of 6.5 years.

(3)	Mr. Peoples had 29,400 options outstanding at the 2018 fiscal year-end, of which 19,600 were fully vested and exercisable. Mr. Blanco had 21,000 options outstanding at the 2018 fiscal year-end, of which 11,200 were fully vested and exercisable. Mr. Briskin had 35,000 options outstanding at the time of his death, of which 25,200 were vested.

(4)	Mr. Norwood became a director effective May 15, 2019 and has not received any compensation to date.

Board members are entitled to receive a Board meeting fee of $2,500 per meeting attended (whether in person or via telephone conference, so long as the duration of the meeting attended exceeds 30 minutes), which fee can be waived.  Board members also receive a quarterly stipend of $3,500 for their service. Members of the Audit Committee are paid $1,000 for each Audit Committee meeting that is not held in connection with a regularly scheduled Board meeting, and the Audit Committee Chairman receives a quarterly stipend of $1,400 in addition to the stipend he receives as a director of the Company.  Members of the Governance Committee receive $500 for each meeting that is held other than in connection with a regularly scheduled meeting of the Board of Directors.

Commencing in 2008, directors are annually granted an option to purchase 3,500 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the date of grant. Stock options granted to directors are considered non-qualified and, beginning in fiscal year 2015, vest 20% per year commencing on the first anniversary of the date of grant; prior director option grants vested immediately. Each grant expires 10 years after the date of grant, except that if a director ceases to be a director, the option terminates at the earlier of 10 years from the date of grant or three years from the last day as a director.

TCC reimburses members of the Board of Directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. The Company believes that members of the Board of Directors received compensation during fiscal year 2018 commensurate with their responsibilities to the Company and appropriate for a company of TCC’s size and revenues.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item 12 regarding securities authorized for issuance under TCC’s equity compensation plans is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information”.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of May 31, 2019, the beneficial ownership of Common Stock of the Company by (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each of TCC’s current directors and nominees, (iii) each of the Company’s named executive officers, and (iv) all current directors and executive officers of the Company as a group. As of May 31, 2019, there were 1,850,403 shares of Common Stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Francisco F. Blanco	14,000 (2)	0.8%

Carl H. Guild, Jr.	341,359(3)	18.0%

Thomas E. Peoples	23,069(4)	1.2%

Ralph M. Norwood	-	-

Michael P. Malone	90,756(5)	4.9%

All current directors, executive officers and 5% holders as a group (5 persons)	469,184(6)	24.2%

(1)	Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group, within 60 days of May 31, 2019, upon the exercise of stock options or other purchase rights, but not the exercise of options or warrants held by any other person. The address of Messrs. Blanco, Guild, Peoples, Norwood and Malone is c/o Technical Communications Corporation, 100 Domino Drive, Concord, Massachusetts 01742.
(2)	Represents 14,000 shares issuable upon the exercise of stock options.
(3)	Includes 43,400 shares issuable upon the exercise of stock options, and 297,959 shares held jointly by Mr. Guild and his wife.
(4)	Includes 18,900 shares issuable upon the exercise of stock options.
(5)	Includes 10,501 shares issuable upon the exercise of stock options.
(6)	Includes an aggregate 86,801 shares issuable upon the exercise of stock options.

Change in Control

The Company knows of no arrangements (including any pledge by any person of securities of TCC) that may result or have resulted in a change in control of the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions; Legal Proceedings

David A. White, the Company’s Secretary, is a member of a law firm that provides legal services to the Company. Fees paid to Mr. White’s law firm were approximately $51,000 for fiscal year 2018 and approximately $57,000 for fiscal year 2017. There were no other transactions during fiscal years 2018 or 2017, and there are no currently proposed transactions, to which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Corporate Governance

Board Composition and Independence; Meetings

The size of the Board of Directors is set at four directors. The Board has determined that each current director other than Mr. Guild is an “independent” director as that term is defined in the rules and regulations of The Nasdaq Stock Market (“Nasdaq”), including Listing Rule 5605, and Rule 10A-3 of the Exchange Act. The Company does not utilize any other definition or criteria for determining the independence of a director or nominee, and no other transactions, relationships, or arrangements exist to the Board’s knowledge or were considered by the Board in determining any director’s or nominee’s independence. Mitchell B. Briskin, who served as a director and member of both committees of the Board until his death, was also “independent” under all applicable requirements.

Committees

The Board of Directors currently has two committees, the Audit Committee and the Compensation, Nominating and Governance Committee, each as described below.

Audit Committee

The Audit Committee of the Board currently consists of Messrs. Peoples (Chairman), Blanco and Norwood. Mr. Briskin served as a member and the chairperson of the Audit Committee until his death in May 2018.

The Audit Committee’s primary function is to assist the Board of Directors in fulfilling its oversight responsibilities by:

•	reviewing the financial reports and other financial information of the Company,
•	reviewing the Company’s system of internal controls regarding finance and accounting and the Company’s auditing, accounting and financial reporting processes,
•	serving as an independent and objective party to monitor the Company’s financial reporting processes and internal control systems,
•	reviewing and appraising the audit efforts of the Company’s independent registered public accounting firm,
•	reviewing, approving and/or ratifying related person transactions, and
•	providing an open avenue of communication among the independent accountants, financial and senior management, and the Board of Directors.

The Audit Committee acts pursuant to an Audit Committee Charter, a copy of which is posted on the Company’s website at https://www.tccsecure.com/Investors.aspx. The Audit Committee’s charter requires that the committee review and update the charter periodically as conditions dictate. In August 2018, the Audit Committee’s charter was reviewed and affirmed without change.

The Board of Directors has determined that Mr. Peoples satisfies the definition of “audit committee financial expert” as promulgated by the Securities and Exchange Commission (the “Commission”) by virtue of his educational and work experience as described above. Mr. Blanco is also independent (as was Mr. Briskin) under Nasdaq’s listing standards for directors and Audit Committee members under Rules 5605(b) and (c).

Compensation, Nominating and Governance Committee

The Company’s Compensation, Nominating and Governance Committee (the “Governance Committee”) currently consists of Messrs. Peoples (Chairman), Blanco and Norwood. Mr. Briskin also served as a member of the Governance Committee until his death in May 2018. As noted above, the Board has determined that each of these individuals satisfies applicable independence requirements for directors as well as members of such committee under Nasdaq Rules 5605(d) and (e).

The primary function of the Governance Committee is to assist the Board of Directors in discharging its responsibilities with respect to the Company’s compensation and benefit programs, the organization and membership of the Board, and corporate governance matters. The Governance Committee’s goal is to assure that the composition, practices and operation of the Board contribute to value creation and effective representation of the Company’s stockholders, and to play a leadership role in shaping the Company’s corporate governance.

The Governance Committee acts pursuant to the Compensation, Nominating and Governance Committee Charter, a copy of which is posted on the Company’s website at https://www.tccsecure.com/Investors.aspx. The Governance Committee’s charter requires that the committee review and reassess the adequacy of the charter annually and recommend any proposed changes to the Board for approval. In August 2018, the Governance Committee’s charter was reviewed and affirmed without change. The Governance Committee must also annually evaluate its own performance.

The Board has approved policies and procedures for the Governance Committee with respect to the nomination of candidates to the Board and any committees thereof. These policies and procedures are available on the Company’s website at https://www.tccsecure.com/Investors.aspx and are summarized below, and have not been materially changed since adoption.

Nomination Policies and Procedures

The Governance Committee will accept for consideration any candidate properly recommended by a stockholder; acceptance of a recommendation for consideration does not imply the committee will nominate or recommend for nomination the proposed candidate.

Stockholders who wish to nominate qualified candidates to serve as directors must notify the Company in writing, by notice delivered to the attention of the Secretary of the Company at the address of the Company’s executive offices as set forth in the Company’s periodic reports as filed with the Commission, of a proposed nominee. Submissions may be by mail, courier or personal delivery. E-mail submissions will not be considered. In order to ensure meaningful consideration of such candidates, notice must be received not later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior year’s annual meeting of stockholders.

The notice must set forth as to each proposed nominee:

•	the nominee’s name, age, business address and, if known, residence address,
•	his or her principal occupation or employment and business experience,
•	the number of shares of stock of the Company, if any, which are beneficially owned by such nominee, and
•	any other information concerning the nominee that must be disclosed as to nominees in proxy solicitations pursuant to applicable law, including but not limited to any arrangements or agreements regarding the proposed candidate’s nomination, all relationships between the proposed nominee and the recommending stockholder and the Company, and all transactions between such parties.

The notice must also set forth with respect to the stockholder making the nomination the name and address, as they appear on the Company’s books, of such stockholder, the number of shares of the Company that are owned beneficially or of record by such stockholder, and the time period such shares have been held.

Submissions received through this process will be forwarded to the Governance Committee for review. Only those submissions that comply with these procedures and those nominees who satisfy the qualifications determined by the Governance Committee for directors of the Company will be considered.

When considering candidates, the Governance Committee strives to achieve a balance of knowledge, experience and accomplishment such that the Board reflects a diversity of talent, age, skill, expertise and perspective. While there are no set minimum requirements, a candidate should:

•	be intelligent, thoughtful and analytical,
•	possess superior business-related knowledge, skills and experience,
•	reflect the highest integrity, ethics and character, and value such qualities in others,
•	have excelled in both academic and professional settings,
•	demonstrate achievement in his or her chosen field,
•	be free of actual or potential conflicts of interest,
•	be familiar with regulatory and governance matters,
•	have the ability to devote sufficient time to the business and affairs of the Company, and
•	demonstrate the capacity and desire to represent, fairly and equally, the best interests of the Company’s stockholders as a whole.

In addition to the above criteria (which may be modified from time to time), the Governance Committee may consider such other factors as it deems in the best interests of the Company and its stockholders, including a candidate’s independence, financial sophistication and special competencies. The Governance Committee does not have a formal policy with regard to the consideration of diversity when identifying and evaluating nominees but diversity may be considered when making nominations, including racial and ethnic diversity, gender, and diversity of personal and professional experiences, backgrounds, skills and qualifications.

The Governance Committee identifies potential candidates through referrals and recommendations, including by incumbent directors, management and stockholders, as well as through business and other organizational networks. The Governance Committee may retain and compensate third parties, including executive search firms, to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Current members of the Board with the requisite skills and experience are considered for re-nomination, balancing the value of the member’s continuity of service and familiarity with the Company with that of obtaining a new perspective, and considering each individual’s contributions, performance and level of participation, the current composition of the Board, and the Company’s needs. If any existing members do not want to continue in service or if it is decided not to re-nominate a director, new candidates are identified in accordance with those skills, experience and characteristics deemed necessary for new nominees, and are evaluated based on the qualifications set forth above. In every case, the Governance Committee meets (in person or telephonically) to discuss each candidate, and may require personal interviews before final approval. Once a slate is selected, the Governance Committee presents it to the full Board.

The Governance Committee does not currently, and does not intend in the future, to differentiate between or alter the manner in which it evaluates candidates based on the constituency (including stockholders) that proposed the candidate.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Pubic Accounting Firm

The Audit Committee has selected the firm of CohnReznick LLP, independent registered public accounting firm, to serve as the Company’s auditor for the fiscal year ended September 29, 2018. CohnReznick LLP acted as the Company’s independent registered public accounting firm for the 2018 fiscal year. Moody, Famiglietti & Andronico, LLP (“MFA”) acted as TCC’s independent registered public accounting firm for the Company’s 2017 fiscal year. Effective May 25, 2018, MFA was dismissed as the independent registered public accounting firm of the Company. The Audit Committee participated in and approved the decision to change independent registered public accounting firms.

Fees

Audit Fees. The aggregate fees billed through this filing by CohnReznick LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2018, and the reviews of the financial statements included in the Company’s quarterly reports for fiscal year 2018, were approximately $197,000 with the remainder of approximately $24,000 yet to be billed.

The aggregate fees billed by MFA for professional services rendered for the reviews of the financial statements included in the Company’s quarterly reports during fiscal year 2018 were approximately $56,000. The aggregate fees billed by MFA for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2017, and the reviews of the financial statements included in the Company’s quarterly reports during fiscal year 2017, were approximately $87,000. Additional fees for professional services rendered during fiscal year 2019 were approximately $51,000.

Audit-Related Fees. No fees were billed by CohnReznick LLP or MFA for assurance and related services that were reasonably related to the performance of such firm’s audit or review of the Company’s financial statements for fiscal years 2018 and 2017.

Tax Fees. The aggregate fees billed by MFA for professional services rendered for tax compliance, tax advice and tax planning for the Company for fiscal year 2017 was approximately $16,500.

All Other Fees. No fees were billed by CohnReznick LLP or MFA for products or services provided other than those otherwise described above for fiscal years 2018 and 2017.

Pre-Approval Policies

It is the policy of the Audit Committee to pre-approve the audit and permissible non-audit services performed by the Company’s independent registered public accounting firm in order to ensure that the provision of such services does not impair such firm’s independence, in appearance or fact. In fiscal year 2018, the Audit Committee pre-approved all such services performed by MFA and CohnReznick LLP.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 12, 2014)
10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)
10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)
10.4+	2001 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 28, 2001)
10.5	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)
10.6+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.7+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23.1*	Consent of CohnReznick LLP
23.2*	Consent of Moody, Famiglietti and Andronico, LLP

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:

*       Attached to this filing

+       Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	June 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	June 21, 2019
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	June 21, 20199
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Thomas E. Peoples	Director	June 21, 2019
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	June 21, 2019
Francisco F. Blanco

/s/ Ralph M. Norwood	Director	June 21, 2019
Ralph M. Norwood

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 29, 2018 and September 30, 2017

ASSETS	2018	2017
		(As restated See Note 3)
Current assets:
Cash and cash equivalents	$1,982,434	$1,283,673
Restricted cash	-	12,930
Marketable securities:
Held to maturity securities	-	360,253
Accounts receivable - trade	559,493	730,177
Inventories, net	1,368,696	1,358,344
Other current assets	142,279	135,693
Total current assets	4,052,902	3,881,070

Equipment and leasehold improvements	4,578,501	4,534,839
Less accumulated depreciation and amortization	(4,529,298)	(4,481,085)
Equipment and leasehold improvements, net	49,203	53,754

Total assets	$4,102,105	$3,934,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187,958	$109,224
Customer deposits	35,628	53,886
Deferred revenue	2,106,514	484,121
Accrued liabilities:
Compensation and related expenses	220,544	215,984
Other current liabilities	18,405	55,376
Total current liabilities	2,569,049	918,591

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,850,403 issued and outstanding at September 29, 2018 and 1,839,877 issued and outstanding at September 30, 2017	185,041	183,988
Additional paid-in capital	4,134,371	4,139,002
Accumulated deficit	(2,786,356)	(1,306,757)
Total stockholders' equity	1,533,056	3,016,233

Total liabilities and stockholders’ equity	$4,102,105	$3,934,824

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 29, 2018 and September 30, 2017

	2018	2017
		(As restated See Note 3)
Net revenue
Engineering services	$3,236,135	$784,337
Equipment sales	448,804	2,940,669
Total net revenue	3,684,939	3,725,006
Cost of revenue
Engineering services	2,070,327	487,164
Equipment sales	642,399	1,430,726
Total cost of revenue	2,712,726	1,917,890
Gross profit	972,213	1,807,116

Operating expenses:
Selling, general and administrative	1,941,175	2,144,532
Product development	520,663	1,584,210
Total operating expenses	2,461,838	3,728,742

Operating loss	(1,489,625)	(1,921,626)

Other income
Investment income	10,026	8,499
Total other income	10,026	8,499

Net loss	$(1,479,599)	$(1,913,127)

Net loss per common share
Basic	$(0.80)	$(1.04)
Diluted	$(0.80)	$(1.04)

Weighted average shares
Basic	1,846,536	1,839,877
Diluted	1,846,536	1,839,877

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 29, 2018 and September 30, 2017

	2018	2017
		(As restated See Note 3)
Operating activities:
Net loss	$(1,479,599)	$(1,913,127)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	48,213	98,750
Stock-based compensation	30,292	14,996
Adjustments to reduce inventory to net realizable value	184,064	461,003
Amortization of premium on held to maturity securities	10,253	25,585
Payment of tax on exercise of stock options	(33,870)	-

Changes in current assets and current liabilities:
Accounts receivable	170,684	(618,328)
Inventories	(194,416)	(175,425)
Other current assets	(6,586)	2,537
Deferred revenue	1,622,393	484,121
Customer deposits	(18,258)	(65,097)
Accounts payable and accrued liabilities	46,323	(57,282)

Cash provided by (used in) operating activities	379,493	(1,742,267)

Investing activities:
Additions to equipment and leasehold improvements	(43,662)	(3,575)
Proceeds from maturities of marketable securities	350,000	350,000
Proceeds from sale of cost method investment – released from escrow	-	75,817

Cash provided by investing activities	306,338	422,242

Net increase (decrease) in cash, cash equivalents and restricted cash	685,831	(1,320,025)
Cash, cash equivalents and restricted cash at beginning of year	1,296,603	2,616,628

Cash, cash equivalents and restricted cash at end of year	$1,982,434	$1,296,603

Supplemental disclosures:

Income taxes paid	$-	$856

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 29, 2018 and September 30, 2017

	2018	2017
		(As restated See Note 3)
Stockholders' Equity

Shares of common stock:
Beginning balance	1,839,877	1,839,877
Cashless exercise of stock options	10,526	-
Ending balance	1,850,403	1,839,877

Common stock at par value:
Beginning balance	$183,988	$183,988
Cashless exercise of stock options	1,053	-
Ending balance	185,041	183,988

Additional paid-in capital:
Beginning balance	4,139,002	4,124,006
Cashless exercise of stock options	(1,053)	-
Cashless exercise of stock options to pay taxes	(33,870)	-
Stock-based compensation	30,292	14,996
Ending balance	4,134,371	4,139,002

(Accumulated deficit) / Retained earnings:
Beginning balance	(1,306,757)	606,370
Net loss	(1,479,599)	(1,913,127)
Ending balance	(2,786,356)	(1,306,757)

Total stockholders’ equity	$1,533,056	$3,016,233

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations for the past seven years and had an accumulated deficit of $2,786,000 at September 29, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. Such consolidated financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to January 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is considering raising capital through equity or debt arrangements. Although it believes its ability to secure such new business and raise new capital is likely, it cannot provide assurances it will be able to do so.

Should the Company be unsuccessful in these efforts, it would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

(2)       Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant judgments and estimates include those related to

Notes to Consolidated Financial Statements (continued)

revenue recognition, receivable reserves, inventory reserves, impairment of long-lived assets, income taxes, fair value and stock-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits at banks and other investments (including mutual funds) readily convertible into cash. Cash equivalents are stated at cost, which approximates market value. At September 30, 2017, the Company had restrictions on the use of certain cash, which was used as collateral to secure outstanding letters of credit totaling $12,930. The Company had no restricted cash at September 29, 2018.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount. There was no allowance for doubtful accounts at September 29, 2018 or September 30, 2017.

Inventories

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture or net realizable value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed the Company’s judgment of future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful life of the asset or the applicable lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The costs of maintenance and repairs are charged to operations as incurred; significant renewals and betterments are capitalized.

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of

Notes to Consolidated Financial Statements (continued)

operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that required the Company to review long-lived assets for impairment during fiscal years 2018. Although an indicator of impairment of our long-lived assets did exist at September 30, 2017, the Company determined that no impairment charge was required as an estimate of the future undiscounted cash flows was sufficient to recover the assets.

Revenue Recognition

The Company’s engineering services revenue is derived from performing funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company receives periodic progress payments and it retains the rights to the intellectual property developed in government contracts.

The Company recognizes equipment sales revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product and passage of title to the customer has occurred and the Company has determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped freight on board shipping point, except for certain foreign shipments where title passes upon entry of the product into the first port in the buyer’s country. If the product requires installation to be performed by TCC or other acceptance criteria exist, all revenue related to the product is deferred and recognized upon completion of the installation or satisfaction of the customer acceptance criteria. The Company provides for a warranty reserve at the time the product revenue is recognized.

As of September 29, 2018 and September 30, 2017, billings in excess of revenues were recorded as deferred revenue in relation to contracts based on proportional performance of $2,107,000 and $484,000, respectively. Deferred revenue represents the cumulative difference between the amounts billed and revenue recognized for services performed.

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

Revenue for the fiscal year ended September 29, 2018 consists of $3,236,000 from engineering services and $449,000 from equipment sales compared to $784,000 from engineering services and $2,940,000 from equipment sales for the year ended September 30, 2017.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as an operating activity. There were no excess tax benefits for the fiscal years ended September 29, 2018 and September 30, 2017.

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

The fair value of options at date of grant was estimated with the following assumptions:

	September 29, 2018	September 30, 2017
Assumptions:
Option life (years)	6.5	6.5
Risk-free interest rate	2.8%	2.0%
Stock volatility	85%	72%
Dividend yield	0%	0%

There were 20,500 and 14,000 options granted during the fiscal years ended September 29, 2018 and September 30, 2017, respectively. The weighted average grant date fair value of options granted during the years ended September 29, 2018 and September 30, 2017 was $4.55 and $1.66, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 29, 2018 and September 30, 2017:

	2018	2017
Selling, general and administrative	$24,939	$13,910
Product development	5,353	1,086
Total stock-based compensation expense before taxes	$30,292	$14,996

As of September 29, 2018 there was $116,675 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of September 29, 2018 the weighted average period over which the compensation expense is expected to be recognized is 3.85 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at September 29, 2018. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 227,137 shares were outstanding at September 29, 2018. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

As of September 29, 2018, there were 224,563 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2017 and 2018:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, October 1, 2016	26,700	216,981	243,681	$8.69	4.57
Grants	14,000	-	14,000	2.50
Vested	(5,900)	5,900	-	3.61
Exercises	-	-	-	-
Cancellations/forfeitures	(600)	(10,800)	(11,400)	8.24

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95
Grants	20,500	-	20,500	6.22
Vested	(10,000)	10,000	-	3.25
Exercises	-	(31,800)	(31,800)	5.60
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76

Information related to the stock options vested or expected to vest as of September 29, 2018 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01	-	$3.00	25,200	7.90	$2.69	5,600	$2.75
$3.01	-	$4.00	6,000	9.85	3.80	1,200	3.80
$4.01	-	$5.00	30,500	3.55	4.55	24,500	4.66
$5.01	-	$10.00	51,000	5.06	7.80	36,700	8.02
$10.01	-	$15.00	114,437	2.01	11.40	114,437	11.40
			227,137	3.76	$8.50	182,437	$9.50

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $13,625 as of September 29, 2018 and $14,140 as of September 30, 2017. There were 31,800 stock options exercised during the year ended September 29, 2018 with a total intrinsic value of $140,350 and none during the year ended September 30, 2017. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of

Notes to Consolidated Financial Statements (continued)

more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 29, 2018 and September 30, 2017.

Warranty Costs

The Company provides for estimated warranty costs at the time product revenue is recognized based upon historical experience.

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

The Company’s held to maturity securities are comprised of investments in municipal bonds. These securities represent ownership in individual bonds in municipalities within the United States. The value of these securities is disclosed in Note 5. The Company’s available for sale securities consist of mutual funds held in money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the fiscal years ended September 29, 2018 and September 30, 2017, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of September 29, 2018 and September 30, 2017, in accordance with the fair value hierarchy as defined above. As of September 29, 2018 and September 30, 2017, the Company did not hold any assets classified as Level 2 or Level 3.

 Notes to Consolidated Financial Statements (continued)

September 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)

Mutual funds:
Money market funds	$851,195	$851,195
Total mutual funds	851,195	851,195

Total assets	$851,195	$851,195

September 29, 2018

Mutual funds:
Money market funds	$1,020,039	$1,020,039
Total mutual funds	1,020,039	1,020,039

Total assets	$1,020,039	$1,020,039

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 29, 2018 or September 30, 2017.

Earnings (Loss) per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. The exercise of outstanding stock options is not included if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Research and Development

Research and development costs are included in product development expenses in the consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred and were $520,662 and $1,584,210 in fiscal 2018 and 2017, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of revenue; such amounts were $2,027,944 and $437,000 in fiscal years 2018 and 2017, respectively.

Notes to Consolidated Financial Statements (continued)

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2018 fiscal year ended on September 29, 2018 and included 52 weeks. The 2017 fiscal year ended on September 30, 2017 and included 52 weeks.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of this guidance and is still considering whether it will have a material effect on the Company’s consolidated financial statements. This guidance became effective for the Company as of the beginning of the 2019 fiscal year.

Equipment Sales Revenue The deliverables under the previous guidance are consistent with performance obligations identified under ASC 606. Under ASC 606, the Company continued to allocate the transaction price between the elements and performance obligations within the contract. Revenue recognition for the performance obligations accounted for under ASC 606 was consistent with current guidance given the transfer of control of the promised goods or services follows the same pattern. As such, the adoption of ASC 606 will not result in a material impact on revenue recognition.

Engineering Services Revenue The deliverables under the previous guidance are consistent with performance obligations identified under ASC 606. The adoption of ASC 606 did not result in a change to the timing of revenue recognition for this type of contract as the standard requires revenues to be estimated and recognized upon transfer of the promised goods and services. As such, the adoption of ASC 606 will not result in a material impact on revenue recognition.

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

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty

Notes to Consolidated Financial Statements (continued)

of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the potential impact this standard will have on the financial statements and related disclosure and believe that the most notable impact to the financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for the leased facility in Concord, MA. The Company expects to adopt this standard during its fiscal year 2020.

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

ASU No. 2016-18, Restricted Cash Presentation on Statement of Cash Flows

In November 2016, the FASB issued guidance in regards to additional disclosure surrounding restricted cash activity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Accordingly, restricted cash has been grouped with cash and cash equivalents on the statements of cash flows, and results for the year ended September 30, 2017 have been retrospectively reclassified.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during fiscal 2018 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)   Restatement of Previously Issued Financial Statements and Adoption of New Accounting Standards

The Company has restated its consolidated financial statements as of and for the fiscal year ended September 30, 2017.

The restatement reflects adjustments to correct an error in the Company’s revenue recognition for a service contract. The correction reflects an adjustment that was identified during the Company’s annual audit and during the course of a subsequent review by management. The error was the result of a misinterpretation of ASC Topic 605, Revenue Recognition. After review, management determined that the Company had misapplied the proportional performance accounting principle for its 2017 fiscal year, requiring a change in the revenue recognition for a services contract. Specifically, management concluded the Company should have taken into consideration, at inception, the ramp up period and the significant backloading of costs and resources needed for the contract. The output method chosen in fiscal year 2017 did not accurately reflect the appropriate value of progress to the customer. It has been determined subsequently that revenue should be measured based on an input method that utilizes the costs to be incurred by the Company to perform under the contract rather than the output method originally used. The Company believes the costs incurred each month compared to the total costs to be incurred better represents the level of effort being expended as the Company performs over time.

The effects of the restatements on the Company’s financial statements and related footnotes for the fiscal year ended September 30, 2017 are described below.

Notes to Consolidated Financial Statements (continued)

Correction of error in the application of the Company’s revenue recognition policy

	As reported	Adjustment	As adjusted
Balance Sheet
Deferred revenue	$-	$484,121	$484,121
Accumulated deficit	(822,636)	(484,121)	(1,306,757)

Statement of Operations
Net revenue	$4,209,127	$(484,121)	$3,725,006
Gross profit	2,291,237	(484,121)	1,807,116
Operating loss	(1,437,505)	(484,121)	(1,921,626)
Net loss	(1,429,006)	(484,121)	(1,913,127)
Net loss per common share
Basic	(0.78)	(0.26)	(1.04)
Diluted	(0.78)	(0.26)	(1.04)

Statement of cash flows
Net loss	$(1,429,006)	$(484,121)	$(1,913,127)
Changes in current assets and current liabilities –
Deferred revenue	-	484,121	484,121

Statements of Changes in Stockholders' Equity
Accumulated deficit
Net loss	$(1,429,006)	$(484,121)	$(1,913,127)
Ending balance	(822,636)	(484,121)	(1,306,757)
Total stockholders’ equity	3,500,354	(484,121)	3,016,233

Footnote 10 Income Taxes
Reconciliation of statutory federal income tax rate:
Tax expense (benefit) at U.S. statutory rate	$(485,862)	$(164,601)	$(650,463)
State income tax provision, net of federal benefit	(81,630)	(23,370)	(105,000)
Valuation allowance	613,050	187,970	801,020

Deferred income taxes:
Deferred revenue	-	187,970	187,970
Valuation allowance	$(4,723,406)	$(187,970)	$(4,911,376)

Adoption of new accounting standard - ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash.

Restricted cash is appropriately reflected in the accompanying financial statements, as the Company was required to apply the new accounting standard retrospectively to all periods presented.

The adoption of ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash

	As reported	Adjustment	As adjusted
Statement of Cash Flows
Decrease in restricted cash	$14,662	$(14,662)	$-
Cash provided by investing activities	436,904	(14,662)	422,242
Net decrease in cash, cash equivalents and restricted cash	(1,305,363)	(14,662)	(1,320,025)
Cash, cash equivalents and restricted cash as of the beginning of the year	2,589,036	27,592	2,616,628
Cash, cash equivalents and restricted cash as of the end of the year	1,283,673	12,930	1,296,603

Change in Presentation

The presentation of net revenue on the accompanying consolidated statement of operations for the year ended September 30, 2017 has been changed to separately reflect the engineering services and equipment sales components in conformity with the presentation for the year ended September 29, 2018.

Notes to Consolidated Financial Statements (continued)

(4) Net Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were 227,137 and 246,281 shares in fiscal years 2018 and 2017, respectively.

(5) Cash Equivalents and Marketable Securities

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

As of September 29, 2018, cash equivalents consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$1,020,039	$-	$-	$-	$1,020,039

As of September 30, 2017, cash equivalents consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$851,195	$-	$-	$-	$851,195

The Company did not have any held to maturity securities at September 29, 2018. As of September 30, 2017, held to maturity securities consisted of the following:

	Cost	Accrued Interest	Amortization Bond Premium	Amortized Cost	Unrealized Gains	Estimated Fair Value

Municipal bonds	$412,366	$6,986	$59,099	$360,253	$216	$360,469

The contractual maturities of held to maturity securities at September 30, 2017 were all within one year.

Notes to Consolidated Financial Statements (continued)

(6) Inventories

Inventories consist of the following:

	September 29, 2018	September 30, 2017

Finished goods	$-	$20,759
Work in process	356,278	383,216
Raw materials and supplies	1,012,418	954,369
Total inventories	$1,368,696	$1,358,344

As a result of changes in the market for certain Company products and the resulting excess quantities, carrying amounts for those inventories were reduced by approximately $184,000 and $461,000 during the fiscal years ended September 29, 2018 and September 30, 2017, respectively. These inventory write-downs have been reflected in cost of goods sold in the statements of operations. Management believes that these reductions properly reflect inventory at lower of cost or net realizable value, and no additional losses will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least possible.

(7) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 29, 2018	September 30, 2017	Estimated Useful Life (years)
Engineering and manufacturing equipment	$2,168,148	$2,124,486	3	-	8
Demonstration equipment	845,541	845,541		3
Furniture and fixtures	1,020,862	1,020,862	3	-	8
Automobile	49,441	49,441		5
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease
Total equipment and leasehold improvements	4,578,501	4,534,839
Less accumulated depreciation and amortization	(4,529,298)	(4,481,085)
Equipment and leasehold improvements, net	$49,203	$53,754

Depreciation expense was $48,213 and $98,750 for the fiscal years ended September 29, 2018 and September 30, 2017, respectively.

(8) Leases

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease is for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 29, 2018 and September 30, 2017 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021. Future minimum lease payments under the remainder of this lease total $513,000 at September 29, 2018 (payable at $171,000 in 2019, $171,000 in 2020 and $171,000 in 2021).

Notes to Consolidated Financial Statements (continued)

(9) Warranty

The Company's products generally carry a standard 15 month warranty. The Company records a reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company's product warranty liability include the number of installed units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims. The warranty reserve is included in other current liabilities on the balance sheet.

The following table reflects changes in the Company's accrued warranty account:

	September 29, 2018	September 30, 2017
Beginning balance	$15,911	$6,600
Plus: accruals related to new sales	2,204	14,446
Less: payments and adjustments to prior period accruals	(14,803)	(5,135)

Ending balance	$3,312	$15,911

(10) Income Taxes

The income tax expense (benefit) is different from what would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	September 29, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$(362,946)	(24.5%)	$(650,463)	(34.0%)
State income tax provision, net of federal benefit	(70,523)	(4.8%)	(105,000)	(5.5%)
Change in state income tax rate	(41,961)	(2.8%)	563	-
Change in federal income tax rate	1,443,180	97.5%	-	-
Other	(49,462)	(3.3%)	(46,120)	(2.4%)
Valuation allowance	(918,288)	(62.1%)	801,020	41.9%

Total income tax expense (benefit)	$-	-	$-	-

Deferred income taxes consist of the following:

	September 29, 2018	September 30, 2017
Inventory differences	$1,206,040	$1,668,529
Net operating losses	1,554,615	2,287,412
Deferred revenue	568,917	187,970
Stock based compensation	116,149	218,846
Tax credits	374,239	247,989
Other	173,128	300,630
Total	3,993,088	4,911,376
Less: valuation allowance	(3,993,088)	(4,911,376)

Total	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States. The TCJA reduced the U.S. corporate tax rate from the 34% to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted law, the Company was required to revalue all deferred tax assets and liabilities existing as of December 31, 2017 to reflect the reduction in the federal tax rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $1.4 million, with a corresponding reduction to the Company’s valuation allowance. Consequently, there was no impact on the accompanying consolidated financial statements that resulted

Notes to Consolidated Financial Statements (continued)

from the reduction in the federal tax rate. Other relevant provisions of the TCJA did not have a material impact on the accompanying consolidated financial statements.

During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2018, the change in the valuation allowance was $918,288 and related primarily to the TCJA. During fiscal year 2017, the change in the valuation allowance was $801,020 and related primarily to the net operating loss and inventory differences.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2015 through 2017 and for state purposes 2014 through 2017 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $245,016 available through fiscal year 2038 and net operating loss carryforwards of $5,889,175 available through fiscal year 2038. In addition, the Company has Massachusetts research credits of $163,136 available through fiscal year 2033 and net operating loss carryforwards of $5,029,887 available through fiscal year 2038.

(11) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2018 or 2017. The Company's matching contributions were $67,750 and $74,130 in fiscal years 2018 and 2017, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid to eligible employees at September 29, 2018 or September 30, 2017.

(12) Commitments and Contingencies

At September 30, 2017, the Company had two outstanding letters of credit in the amounts of $11,730 and $1,200, which were secured by collateralized bank accounts totaling $12,930. At September 29, 2018, the Company had no outstanding letters of credit.

The Company maintains its cash and cash equivalents in bank deposit accounts and money market mutual funds that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash, cash equivalents or marketable securities.

(13) Major Customers and Export Revenue

In fiscal year 2018, the Company had one customer representing 87% of total net revenue and at September 29, 2018 had one customer representing 95% of accounts receivable. In fiscal year 2017, the Company had two customers representing 89% (68% and 21%) of total net revenue and at September 30, 2017 had two customers representing 98% (82% and 16%) of accounts receivable.

Notes to Consolidated Financial Statements (continued)

A breakdown of net revenue is as follows:

	September 29, 2018	September 30, 2017
Domestic	$3,422,545	$3,363,994
Foreign	262,394	361,012

Total Revenue	$3,684,939	$3,725,006

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 29, 2018	September 30, 2017
Mid-East and Africa	65.8%	92.8%
Far East	34.2%	7.2%

The Company sold products to customers located in four countries during the year ended September 29, 2018 and to customers located in six countries during the year ended September 30, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 29, 2018	September 30, 2017
Egypt	14.8%	32.5%
Jordan	5.0%	29.3%
Saudi Arabia	46.0%	28.0%
Philippines	34.2%	2.8%
Other	-	7.4%

(14) Shareholder Rights Plan

On August 7, 2014, the Board of Directors of the Company adopted a Stockholder Rights Plan to replace the Company's former plan, which had expired on August 5, 2014.  The new plan is substantially similar to the former plan, and was not adopted in response to any specific takeover threat.  In adopting the plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on August 18, 2014. Until the rights become exercisable, which occurs with certain exceptions when a person or affiliated group acquires 15% or more of TCC's common stock, they will trade automatically with the common stock and separate rights certificates will not be issued. Each right, once exercisable, will entitle the holder (other than rights owned by the acquiring person or group) to buy one share of the common stock at a price of $25 per share, subject to certain adjustments.  The rights can generally be redeemed by the Company at $.001 per right at any time prior to the close of business on the tenth business day after there has been a public announcement of the acquisition of beneficial ownership by any person or group of 15% or more of the Company’s outstanding common stock, subject to certain exceptions. The rights will expire on August 6, 2024 unless earlier redeemed.

(15) Cost Method Investment

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Technical Communications Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and Subsidiary (the Company) as of September 29, 2018, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018, and the results of its operations and its cash flows for the year ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $2,786,356 at September 29, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

June 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Technical Communications Corporation:

Concord, Massachusetts

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and subsidiary (the “Company”) as of September 30, 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Communications Corporation and subsidiary as of September 30, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the 2017 consolidated financial statements have been restated to correct a misstatement and reflect the adoption of Accounting Standard Update 2016-18 Statement of Cash Flows (topic 230): Restricted Cash.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, Massachusetts

December 29, 2017, except for Note 3, for which the date is June 21, 2019