Form 10-Q
period 2018-12-29
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2018

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No  X

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of May 3, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	TCCO	NASDAQ Capital Market

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 29, 2018	September 29, 2018
Assets	(Unaudited)

Current Assets:
Cash and cash equivalents	$1,748,127	$1,982,434
Accounts receivable - trade	201,844	559,493
Inventories, net	1,373,107	1,368,696
Other current assets	95,772	142,279
Total current assets	3,418,850	4,052,902

Equipment and leasehold improvements	4,578,501	4,578,501
Less: accumulated depreciation and amortization	(4,538,126)	(4,529,298)
Equipment and leasehold improvements, net	40,375	49,203

Total Assets	$3,459,225	$4,102,105

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$167,992	$187,958
Deferred revenue	1,721,607	2,106,514
Accrued liabilities:
Accrued compensation and related expenses	181,170	220,544
Customer deposits	10,741	35,628
Other current liabilities	83,450	18,405

Total current liabilities	2,164,960	2,569,049

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at December 29, 2018 and September 29, 2018	185,041	185,041
Additional paid-in capital	4,143,171	4,134,371
Accumulated deficit	(3,033,947)	(2,786,356)
Total stockholders’ equity	1,294,265	1,533,056

Total Liabilities and Stockholders’ Equity	$3,459,225	$4,102,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017

Net revenue
Engineering services	$990,438	$619,936
Equipment sales	121,907	216,593
Total net revenue	1,112,345	836,529

Cost of revenue
Engineering services	628,000	366,500
Equipment sales	84,921	178,358
Total cost of revenue	712,921	544,858

Gross profit	399,424	291,671

Operating expenses:
Selling, general and administrative	544,661	459,974
Product development	107,368	165,509
Total operating expenses	652,029	625,483

Operating loss	(252,605)	(333,812)

Other income:
Interest income	5,014	1,782

Net loss	$(247,591)	$(332,030)

Net loss per common share:
Basic	$(0.13)	$(0.18)
Diluted	$(0.13)	$(0.18)

Weighted average shares:
Basic	1,850,403	1,839,877
Diluted	1,850,403	1,839,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

2

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Operating Activities:

Net loss	$(247,591)	$(332,030)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,828	12,794
Stock-based compensation	8,800	4,177
Amortization of premium on held to maturity securities	–	5,572

Changes in certain operating assets and liabilities:
Accounts receivable	357,649	407,102
Inventories	(4,411)	(44,144)
Other current assets	46,507	23,778
Customer deposits	(24,887)	(45,242)
Deferred revenue	(384,907)	280,064
Accounts payable and other accrued liabilities	5,705	(74,147)

Net cash (used in) provided by operating activities	(234,307)	237,924

Investing Activities:

Proceeds from maturities of marketable securities	–	150,000

Net cash provided by investing activities	–	150,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(234,307)	387,924

Cash, cash equivalents and restricted cash at beginning of the period	1,982,434	1,283,673

Cash, cash equivalents and restricted cash at end of the period	$1,748,127	$1,671,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017

Shares of common stock:
Beginning balance	1,850,403	1,839,877

Ending balance	1,850,403	1,839,877

Common stock at par value:
Beginning balance	$185,041	$183,988

Ending balance	$185,041	$183,988

Additional paid-in capital:
Beginning balance	$4,134,371	$4,139,002
Stock-based compensation	8,800	4,177

Ending balance	$4,143,171	$4,143,179

(Accumulated deficit) / Retained earnings:
Beginning balance	$(2,786,356)	$(1,306,757)
Net loss	(247,591)	(332,030)

Ending balance	(3,033,947)	(1,638,787)

Total stockholders’ equity	$1,294,265	$2,688,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary (collectively the “Company” or “TCC”) include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2019.

The September 29, 2018 consolidated balance sheet contained herein was derived from the Company’s September 29, 2018 audited consolidated balance sheet as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 as filed with the SEC. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by Securities and Exchange Commission (“SEC”) rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2018 Form 10-K filed June 21, 2019.

The Company restated its consolidated financial statements as of and for the quarter ended December 30, 2017 as set forth in its Quarterly Report on Form 10Q/A as filed with the SEC on June 21, 2019; the consolidated financial statements included in this Quarterly Report on Form 10Q reflect such restatements.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,981,000 at December 29, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to January 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is are also pursuing raising capital through equity or debt arrangements. Although the Company believes its ability to secure such new business or raise new capital is likely, the Company cannot provide assurances it will be able to do so.

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

The discussion and analysis of our financial condition and results of operations are based on the unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

The accounting policies that management believes are most critical to aid in fully understanding and evaluating the reported financial results include the following:

Accounting Standards Recently Adopted - Revenue

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all then-existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; the collection of such revenue guidance is referred to herein as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On September 30, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The adoption of ASC 606 did not have a significant impact on the Company’s unaudited consolidated financial statements as of and for the three-month period ended December 29, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. The adoption of ASC 606 did not change judgements or affect the determination of the amounts and timing of revenue, the timing of satisfaction of performance obligations, the transaction price or the amounts allocated to performance obligations. Refer to Note 3 for additional disclosures required by ASC 606.

The Company’s products consist of communications security solutions for critical voice, data and video networks for military, government and corporate/industrial applications. The Company derives revenues primarily from the sale of secure communications equipment and long-term engineering services. The Company’s typical contracts with customers do not contain variable consideration.

Revenue for long-term contracts of engineering services is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the service over time. The Company transfers control of the service over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Long-term contracts for engineering services are fixed price contracts, which provide for monthly fixed payments. The transaction price is allocated based on the monthly costs incurred as compared to the total costs expected to be incurred. Revenue is recognized based on this allocation of the transaction price. We recognize revenue over time by measuring the progress toward complete satisfaction of the specific performance obligation using an input method that measures the costs incurred to date compared to the total costs expected to be incurred over the life of the contract. Management believes this method best depicts the Company’s performance in the transfer of services because it represents the level of efforts expended in providing those services and appropriately reflects the value to the customer.

Equipment sales revenue is recognized when control of the promised products is transferred to the Company’s customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). For product sales, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership and, where acceptance is not a formality, the customer must have accepted the product. The Company typically establishes pricing for products principally based on its established price book and/or quoted prices. The Company’s principal terms of sale are free on board (“FOB”) shipping point (Company facilities), or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point (Company facilities) are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically, installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Product returns are estimated based on historical experience and known trends. Revenue for extended warranty, service and post-contract support is recognized based upon the period of time elapsed under the arrangement.

Costs to Obtain and Fulfill a Contract

The guidance in ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers provides additional capitalization, amortization and impairment requirements for certain costs associated with obtaining or fulfilling contracts subject to ASC 606. The Company’s costs incurred to fulfill contracts have been immaterial to date.

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

Accounting for Income Taxes

The preparation of the unaudited consolidated financial statements requires management to estimate income taxes in each of the jurisdictions in which the Company operates, including those outside the United States, which may subject the Company to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating actual current exposure together with assessing temporary differences resulting from differing treatments of items, such as inventory obsolescence and stock-based compensation, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At December 29, 2018 and September 29, 2018, the Company recorded a full valuation allowance against net deferred tax assets of approximately $4.0 million due to uncertainties related to our ability to realize these assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At December 29, 2018 and September 29, 2018, the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company’s available for sale securities consist of mutual funds held in money market mutual funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The Company historically also has had held to maturity securities, comprised of investments in municipal bonds and carried at amortized cost, though TCC did not hold any such held to maturity securities at December 29, 2018 or September 29, 2018.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three month period ended December 29, 2018 and the fiscal year ended September 29, 2018, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of December 29, 2018 and September 29, 2018, in accordance with the fair value hierarchy as defined above. As of December 29, 2018 and September 29, 2018, the Company did not hold any assets classified as Level 2 or Level 3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
December 29, 2018

Cash Equivalents
Mutual funds:
Money market funds	$1,024,756	$1,024,756
Total mutual funds	1,024,756	1,024,756
Total assets	$1,024,756	$1,024,756

September 29, 2018

Cash Equivalents
Mutual funds:
Money market funds	$1,020,039	$1,020,039
Total mutual funds	1,020,039	1,020,039
Total assets	$1,020,039	$1,020,039

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 29, 2018 or September 29, 2018.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three month periods ended December 29, 2018 and December 30, 2017.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate.

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were no options granted during the three month periods ended December 29, 2018 and December 30, 2017.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three month periods ended December 29, 2018 and December 30, 2017:

	2018	2017

Selling, general and administrative expenses	$7,596	$3,905
Product development expenses	1,204	272
Total share-based compensation expense before taxes	$8,800	$4,177

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 29, 2018, there was $107,876, of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 29, 2018 the weighted average period over which the compensation expense is expected to be recognized is 3.6 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at December 29, 2018. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 227,137 shares were outstanding at December 29, 2018. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of December 29, 2018, there were 224,563 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first three months of fiscal 2019:

	Options Outstanding
	Number of Shares			Weighted Average	Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76

Grants	–	–	–
Vested	–	–	–
Exercises	–	–	–
Cancellations/forfeitures	–	(3,500)	(3,500)	4.95

Outstanding, December 29, 2018	44,700	178,937	223,637	$8.56	3.57

Information related to the stock options vested and expected to vest as of December 29, 2018 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	25,200	7.65	$2.69	5,600	$2.75
$3.01	-	$4.00	6,000	9.60	3.80	1,200	3.80
$4.01	-	$5.00	27,000	3.74	4.50	21,000	4.61
$5.01	-	$10.00	51,000	4.80	7.80	36,700	8.02
$10.01	-	$15.00	114,437	1.76	11.40	114,437	11.40
			223,637	3.57	$8.56	182,437	$9.50

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 29, 2018 and December 30, 2017 was $0 and $482,282, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

New Accounting Pronouncements

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the potential impact this standard will have on the financial statements and related disclosure and believe that the most notable impact to the financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for the Company’s leased real property in Concord, MA. The Company expects to adopt this standard during its fiscal year 2020.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first quarter of the Company’s 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the three month periods ended December 29, 2018 and December 30, 2017.

Revenue type:

	2019	2018

Engineering services	$990,438	$619,936
Equipment sales	121,907	216,593
Total	$1,112,345	$836,529

Engineering services revenue consists of funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. The Company also derives revenue from developing and designing custom cryptographic solutions for customers’ unique secure voice, data and video communications requirements and integrating such solutions into existing systems. These contracts can vary but typically call for fixed monthly payments or payments due upon meeting certain milestones. Customers are billed monthly or upon achieving the milestone and payments are due on a net basis after the billing date.

Equipment sales revenue consists of sales of communications security equipment for voice, data and video networks for military, government and corporate/industrial applications. Equipment sales are billed to the customer upon shipment with typical payments terms requiring a down payment at the time of order with the balance due prior to shipment. For government and certain long term customers we may grant net payment terms.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year that are fully or partially unsatisfied at the end of the period. The Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations, as these contracts are included within backlog.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of December 29, 2018, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was $2,072,397. The Company expects to recognize revenue on the remaining performance obligations over the next six months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets - Most of the Company’s long-term contracts are billed as work progresses in accordance with the contracts’ terms and conditions, either at periodic intervals or upon achievement of certain milestones. This may cause billing to occur subsequent to revenue recognition, resulting in contract assets. In addition, certain contracts provide for monthly billings and cash collections, which are recorded independent of revenue recognition. These billings are contract assets and are generally classified as current assets in the consolidated balance sheet. Contract assets as of December 29, 2018 and September 29, 2018 consisted of accounts receivable of $201,844 and $532,493, respectively. The decrease in contract assets during the three month period ended December 29, 2018 is primarily the result of a decrease in monthly billing amounts under the contract. There were no impairment losses recognized on contract assets or receivables during the three month period ended December 29, 2018.

Contract liabilities - The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated condensed balance sheet based on the timing of when the Company expects to recognize revenue. As of December 29, 2018 and at the date of adoption of ASC 606 of September 30, 2018, contract liabilities were $1,721,607 and $2,106,514, respectively, and are included in deferred revenue in the accompanying consolidated balance sheets. Engineering services revenue of $990,438 recognized during the three month period ended December 29, 2018 was included in deferred revenue at September 29, 2018. The decrease in the contract liability balance during the three month period ended December 29, 2018 is primarily the result of satisfying performance obligations in advance of cash payments received.

NOTE 4.	Inventories

Inventories consisted of the following:

	December 29, 2018	September 29, 2018

Finished goods	$301,083	$–
Work in process	100,286	356,278
Raw materials	971,738	1,012,418
	$1,373,107	$1,368,696

NOTE 5.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 29, 2018 and December 30, 2017 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

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

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 227,137 shares at December 29, 2018 and 246,781 shares at December 30, 2017.

NOTE 7.	Major Customers and Export Sales

During the three months ended December 29, 2018, the Company had one customer that represented 74% of net revenue as compared to the three months ended December 30, 2017, during which one customer represented 81% of net revenue.

A breakdown of foreign and domestic net revenue for first quarters of fiscal 2019 and 2018 is as follows:

	2019	2018

Domestic	$1,022,677	$707,471
Foreign	89,668	129,058
Total net revenue	$1,112,345	$836,529

The Company sold products into two countries during the three month period ended December 29, 2018 and four countries during the three month period ended December 30, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2019 and 2018.

	Fiscal Year
	2019	2018

Saudi Arabia	88%	27%
Philippines	12%	54%
Jordan	–	10%
Egypt	–	9%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2019 and 2018 is as follows:

	Fiscal Year
	2019	2018

Mid-East and Africa	88%	46%
Far East	12%	54%

NOTE 8.	Cash Equivalents and Marketable Securities

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities, of which there were none at December 29, 2018 or September 29, 2018, are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

As of December 29, 2018, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,024,756	$–	$–	$1,024,756

As of September 29, 2018, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$1,020,039	$–	$–	$1,020,039

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASC 606, as discussed below, there have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 29, 2018, nor have we adopted any accounting policies that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 as filed with the SEC.

The Company restated its consolidated financial statements as of and for the quarter ended December 30, 2017 as set forth in its Quarterly Report on Form 10-Q/A as filed with the SEC on June 21, 2019; the consolidated financial statements included in this Quarterly Report on Form 10-Q reflect such restated amounts.

On September 30, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated condensed financial statements as of and for the three-month period ended December 29, 2018.

Results of Operations

Three Months ended December 29, 2018 compared to Three Months ended December 30, 2017 (restated)

Total Net Revenue

Total net revenue for the quarter ended December 29, 2018 were $1,112,000, compared to $837,000 for the quarter ended December 30, 2017, an increase of 33%. Sales for the first quarter of fiscal 2019 consisted of $1,023,000, or 92%, from domestic sources and $89,000, or 8%, from international customers as compared to the same period in fiscal 2018, during which sales consisted of $708,000, or 85%, from domestic sources and $129,000, or 15%, from international customers.

Foreign sales consisted of shipments to customers in two countries during the quarter ended December 29, 2018 and to customers in four countries during the quarter ended December 30, 2017. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2019 and 2018:

	2019	2018

Saudi Arabia	$79,000	$34,000
Philippines	10,000	70,000
Jordan	–	13,000
Egypt	–	12,000
	$89,000	$129,000

For the three months ended December 29, 2018, revenue was derived primarily from sales of our engineering services amounting to $990,000 and shipments of our internet protocol data encryptors to a customer in the Middle East amounting to $79,000.

For the three months ended December 30, 2017, revenue was derived primarily from sales of our engineering services amounting to $620,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000.

Gross Profit

Gross profit for the first quarter of fiscal 2019 was $399,000, compared to gross profit of $292,000 for the same period of fiscal 2018, an increase of 37%. Gross profit expressed as a percentage of total net revenue was 36% for the first quarter of fiscal 2019 compared to 35% for the same period in fiscal 2018. This increase was primarily due to the higher sales volume.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2019 were $545,000, compared to $460,000 for the same quarter in fiscal 2018. This increase of $85,000, or 18%, was attributable to increases in general and administrative expenses of $58,000 and selling and marketing expenses of $27,000 during the three months ended December 29, 2018.

The increase in general and administrative expenses for the three months ended December 29, 2018 was primarily attributable to increases in professional fees and other public company costs of $55,000.

The increase in selling and marketing expenses for the three months ended December 29, 2018 was primarily attributable to increases in bid and proposal costs of $13,000, product evaluation costs of $8,000 and product demonstration costs of $5,000.

Product Development Costs

Product development costs for the quarter ended December 29, 2018 were $107,000, compared to $166,000 for the quarter ended December 30, 2017. This decrease of $58,000, or 35%, was attributable to an increase in billable engineering services contracts during the first quarter of fiscal 2019 that resulted in decreased product development costs of $211,000. These decreased costs were partially offset by an increase in engineering project costs of $192,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $990,000 of billable engineering services revenue generated during the first quarter of fiscal 2019 and $620,000 in the first quarter of fiscal 2018.

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

Net Loss

The Company incurred a net loss of $248,000 for the first quarter of fiscal 2019, compared to a net loss of $332,000 for the same period of fiscal 2018. This decrease in net loss is primarily attributable to a 37% increase in gross profit during the first quarter of fiscal 2019.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of December 29, 2018, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at December 29, 2018 totaled $1,748,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $3,034,000 at December 29, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund our activities to January 2020. In order to have sufficient cash to fund our operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital or reduce expenses, including payroll and payroll-related expenses.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 29, 2018	December 30, 2017

Net loss	$(248,000)	$(332,000)
Changes not affecting cash	18,000	23,000
Changes in assets and liabilities	(4,000)	547,000
Cash (used in) provided by operating activities	(234,000)	238,000
Cash provided by investing activities	–	150,000

Net change in cash, cash equivalents and restricted cash	(234,000)	388,000
Cash, cash equivalents and restricted cash - beginning of period	1,982,000	1,284,000
Cash, cash equivalents and restricted cash - end of period	$1,748,000	$1,672,000

Operating Activities

The Company used approximately $472,000 more cash for operating activities in the first three months of fiscal 2019 compared to the same period in fiscal 2018. This increase was primarily attributable to a decrease in deferred revenue of $665,000, partially offset by a decrease in net loss of $120,000 during the three month period ended December 29, 2018.

Investing Activities

Cash provided by investing activities during the first three months of fiscal 2019 decreased by $150,000 compared to the same period in fiscal 2018. This change is attributable to the maturity of short-term investments in marketable securities during the first three months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. Rent expense for each of the three month periods ended December 29, 2018 and December 30, 2017 was $43,000.

Backlog

Backlog at December 29, 2018 and September 29, 2018 amounted to $1,497,000 and $2,118,000, respectively. The orders in backlog at December 29, 2018 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 29, 2018 and September 29, 2018, the Company had no outstanding letters of credit.

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

During the three months ended December 29, 2018 and December 30, 2017, the Company spent $107,000 and $166,000, respectively, on internal product development. The Company also spent $628,000 and $366,500, respectively, on billable development efforts during the first three months of fiscal 2019 and 2018. The Company’s total product development costs during the first quarter of fiscal 2019 were 35% higher than the same period in fiscal 2018 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total development expenses will remain higher as we complete the billable project during fiscal 2019.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities through at least June 30, 2019. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing.

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures in fiscal 2019.

New Accounting Pronouncements

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during fiscal 2019 but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

As previously disclosed under Item 9A, Controls and Procedures in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018, in conjunction with the auditor’s findings, management identified a material weakness in our internal control over financial reporting related to, among other things, the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, specifically the classification and disclosure of financial information, all caused by a lack of adequate expertise within the Company’s accounting department. As a result, management determined that the Company’s disclosure controls and procedures were not effective at September 29, 2018.

Management had previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2017, as well as prior fiscal periods, its conclusion that the Company’s failure to maintain effective internal control over financial reporting due to a lack of sufficient staff to segregate accounting duties, more specifically, a lack of an adequately trained accounting department and a lack of an independent review of financial reporting, constituted a material weakness as of the end of such fiscal periods. Management also identified a material weakness in internal control over significant non-routine transactions at June 30, 2018. Specifically, management determined that there was a lack of operating effectiveness of internal controls over significant non-routine transactions related to the Company’s inadequate evaluation of the underlying effective rate implications related to the Tax Cuts and Jobs Act passed in December 2017, which management determined constituted a material weakness.

Based on their assessment in connection with the filing of this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses described above were also material weaknesses for the quarter ended December 29, 2018 and therefore TCC’s disclosure controls and procedures were not effective as of December 29, 2018. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to addresses such material weaknesses, see Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

Changes in internal control over financial reporting. The were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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