Form 10-Q
period 2019-03-30
TECHNICAL COMMUNICATIONS CORP
filed 2019-06-24
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	TCCO	NASDAQ Capital Market

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 30, 2019	September 29, 2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,765,352	$1,982,434
Accounts receivable - trade	284,801	559,493
Inventories, net	1,042,580	1,368,696
Other current assets	136,721	142,279
Total current assets	3,229,454	4,052,902

Equipment and leasehold improvements	4,578,501	4,578,501
Less:accumulated depreciation and amortization	(4,545,073)	(4,529,298)
Equipment and leasehold improvements, net	33,428	49,203

Total Assets	$3,262,882	$4,102,105

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$248,333	$187,958
Deferred revenue	1,248,659	2,106,514
Accrued liabilities:
Accrued compensation and related expenses	251,972	220,544
Customer deposits	655	35,628
Other current liabilities	37,607	18,405

Total current liabilities	1,787,225	2,569,049

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at March 30, 2019 and September 29, 2018	185,041	185,041
Additional paid-in capital	4,151,955	4,134,371
Accumulated deficit	(2,861,339)	(2,786,356)
Total stockholders’ equity	1,475,657	1,533,056

Total Liabilities and Stockholders’ Equity	$3,262,882	$4,102,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018

Net revenue
Engineering services	$877,080	$774,354
Equipment sales	1,051,388	29,612
Total net revenue	1,928,468	803,966

Cost of revenue
Engineering services	703,500	484,856
Equipment sales	425,736	76,029
Total cost of revenue	1,129,236	560,885

Gross profit	799,232	243,081

Operating expenses:
Selling, general and administrative	595,271	530,981
Product development	36,326	152,727
Total operating expenses	631,597	683,708

Operating income (loss)	167,635	(440,627)

Other income:
Interest income	4,972	1,701

Net income (loss)	$172,607	$(438,926)

Net income (loss) per common share:
Basic	$0.09	$(0.24)
Diluted	$0.09	$(0.24)

Weighted average shares:
Basic	1,850,403	1,848,215
Diluted	1,850,403	1,848,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 30, 2019	March 31, 2018

Net revenue
Engineering services	$1,867,519	$1,394,290
Equipment sales	1,173,294	246,205
Total net revenue	3,040,813	1,640,495

Cost of revenue
Engineering services	1,331,500	851,356
Equipment sales	510,657	254,387
Total cost of revenue	1,842,157	1,105,743

Gross profit	1,198,656	534,752

Operating expenses:
Selling, general and administrative	1,139,932	990,955
Product development	143,694	318,236
Total operating expenses	1,283,626	1,309,191

Operating loss	(84,970)	(774,439)

Other income:
Interest income	9,986	3,483

Net loss	$(74,984)	$(770,956)

Net loss per common share:
Basic	$(0.04)	$(0.42)
Diluted	$(0.04)	$(0.42)

Weighted average shares:
Basic	1,850,403	1,844,046
Diluted	1,850,403	1,844,046

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 30, 2019	March 31, 2018
Operating Activities:
Net loss	$(74,984)	$(770,956)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,775	28,582
Stock-based compensation	17,584	10,380
Amortization of premium on held to maturity securities	-	7,770
Payment of tax on exercise of stock options	-	(33,870)

Changes in certain operating assets and liabilities:
Accounts receivable	274,692	414,078
Inventories	326,116	(116,361)
Other current assets	5,558	(3,960)
Customer deposits	(34,973)	(4,780)
Deferred revenue	(857,855)	405,710
Accounts payable and other accrued liabilities	111,005	(4,382)

Net cash used in operating activities	(217,082)	(67,789)

Investing Activities:

Additions to equipment and leasehold improvements	-	(38,179)
Proceeds from maturities of marketable securities	-	250,000

Net cash provided by investing activities	-	211,821

Net (decrease) increase in cash, cash equivalents and restricted cash	(217,082)	144,032

Cash, cash equivalents and restricted cash at beginning of the period	1,982,434	1,296,603

Cash, cash equivalents and restricted cash at end of the period	$1,765,352	$1,440,635

Non-cash financing activities:

Exercise of stock options – cashless	$-	$915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Shares of common stock:
Beginning balance	1,850,403	1,839,877	1,850,403	1,839,877
Cashless exercise of stock options	-	9,148	-	9,148

Ending balance	1,850,403	1,849,025	1,850,403	1,849,025

Common stock at par value:
Beginning balance	$185,041	$183,988	$185,041	$183,988
Cashless exercise of stock options	-	915	-	915

Ending balance	$185,041	$184,903	$185,041	$184,903

Additional paid-in capital:
Beginning balance	$4,143,171	$4,143,179	$4,134,371	$4,139,002
Exercise of stock options		(915)		(915)
Cashless exercise of stock options to pay taxes	-	(33,870)	-	(33,870)
Stock-based compensation	8,784	6,203	17,584	10,380

Ending balance	$4,151,955	$4,114,597	$4,151,955	$4,114,597

Accumulated deficit:
Beginning balance	$(3,033,946)	$(1,638,787)	$(2,786,356)	$(1,306,757)
Net income (loss)	172,607	(438,926)	(74,984)	(770,956)

Ending balance	$(2,861,339)	$(2,077,713)	$(2,861,339)	$(2,077,713)

Total stockholders’ equity	$1,475,657	$2,705,908	$1,475,657	$2,705,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

The Company restated its consolidated financial statements as of and for the three and six month periods ended March 31, 2018 as set forth in its Quarterly Report on Form 10-Q/A as filed with the SEC on June 21, 2019; the consolidated financial statements for the three and six month periods ended March 31, 2018 included in this Quarterly Report on Form 10-Q reflect such restatements.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,861,000 at March 30, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

The discussion and analysis of the Company’s financial condition and results of operations are based on the unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On September 30, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.

The adoption of ASC 606 did not have a significant impact on the Company’s unaudited consolidated financial statements as of and for the three and six month periods ended March 30, 2019 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. The adoption of ASC 606 did not change judgements or affect the determination of the amounts and timing of revenue, the timing of satisfaction of performance obligations, the transaction price or the amounts allocated to performance obligations. Refer to Note 3 for additional disclosures required by ASC 606.

The Company’s products consist of communications security solutions for critical voice, data and video networks for military, government and corporate/industrial applications. The Company derives revenue primarily from the sale of secure communications equipment and the provision of long-term engineering services. The Company’s typical contracts with customers do not contain variable consideration.

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

Equipment sales revenue is recognized when control of the promised products is transferred to the Company’s customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services (the transaction price). For product sales, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership and, where acceptance is not a formality, the customer must have accepted the product. The Company typically establishes pricing for products principally based on its established price book and/or quoted prices. The Company’s principal terms of sale are free on board (“FOB”) shipping point (Company facilities), or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point (Company facilities) are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically, installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Product returns are estimated based on historical experience and known trends. Revenue for extended warranty, service and post-contract support is recognized based upon the period of time elapsed under the arrangement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Costs to Obtain and Fulfill a Contract

The guidance in FASB ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers provides additional capitalization, amortization and impairment requirements for certain costs associated with obtaining or fulfilling contracts subject to ASC 606. The Company’s costs incurred to fulfill contracts have been immaterial to date.

Inventories

The Company values its inventory at the lower of cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on the estimated selling prices, less reasonably predictable costs of completion, disposal, and transportation) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine whether the carrying value is in excess of net realizable value. To the extent that net realizable value is less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. At March 30, 2019 and September 29, 2018, the Company recorded a full valuation allowance against net deferred tax assets of approximately $4.0 million due to uncertainties related to the Company’s ability to realize these assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company’s financial position and results of operations.

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

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At March 30, 2019 and September 29, 2018, the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company’s available for sale securities consist of mutual funds held in money market funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The Company historically also has had held to maturity securities, comprised of investments in municipal bonds and carried at amortized cost, although TCC did not hold any such held to maturity securities at March 30, 2019 or September 29, 2018.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the six month period ended March 30, 2019 and the fiscal year ended September 29, 2018, there were no transfers between levels.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of March 30, 2019 and September 29, 2018, in accordance with the fair value hierarchy as defined above. As of March 30, 2019 and September 29, 2018, the Company did not hold any assets classified as Level 2 or Level 3.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
March 30, 2019

Cash Equivalents
Mutual funds:
Money market funds	$1,029,418	$1,029,418
Total mutual funds	1,029,418	1,029,418
Total assets	$1,029,418	$1,029,418

September 29, 2018

Cash Equivalents
Mutual funds:
Money market funds	$1,020,039	$1,020,039
Total mutual funds	1,020,039	1,020,039
Total assets	$1,020,039	$1,020,039

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 30, 2019 or September 29, 2018.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the participant’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as a financing activity. There were no excess tax benefits recorded during the three and six month periods ended March 30, 2019 and March 31, 2018.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate.

The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of share-based compensation. There were no options granted during either the three or six month periods ended March 30, 2019 and March 31, 2018.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and six month periods ended March 30, 2019 and March 31, 2018:

	March 30, 2019		March 31, 2018
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$7,587	15,183	$5,851	9,756
Product development expenses	1,197	2,401	352	624
Total share-based compensation expense before taxes	$8,784	$17,584	$6,203	$10,380

As of March 30, 2019, there was $99,089 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 30, 2019 the weighted average period over which the compensation expense is expected to be recognized is 3.4 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at March 30, 2019. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 215,137 shares were outstanding at March 30, 2019. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair market value at time of grant and have a term of ten years from the date of grant.

As of March 30, 2019, there were 224,563 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first six months of fiscal 2019:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76
Grants	-	-	-
Vested	-	-	-
Exercises	-	-	-
Cancellations/forfeitures	-	(3,500)	(3,500)	4.95

Outstanding, December 29, 2018	44,700	178,937	223,637	$8.50	3.51
Grants	-	-	-
Vested	(6,300)	6,300	-
Exercises	-	-	-
Cancellations/forfeitures	-	(8,500)	(8,500)	4.92

Outstanding, March 30, 2019	38,400	176,737	215,137	$8.70	3.45

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of March 30, 2019 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	25,200	7.65	$2.69	9,800	$2.73
$3.01	-	$4.00	6,000	9.60	3.80	1,200	3.80
$4.01	-	$5.00	18,500	5.16	4.31	12,500	4.41
$5.01	-	$10.00	51,000	4.80	7.80	38,800	7.96
$10.01	-	$15.00	114,437	1.76	11.40	114,437	11.40
			215,137	3.45	$8.70	176,737	$9.56

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 30, 2019 and March 31, 2018 was $0 and $34,795, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

New Accounting Pronouncements

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance with respect to leases. This ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the potential impact this standard will have on the financial statements and related disclosure and believes that the most notable impact to the financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for the Company’s leased real property in Concord, MA. The Company expects to adopt this standard during its fiscal year 2020.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of the Company’s 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the three and six month periods ended March 30, 2019 and March 31, 2018:

	March 30, 2019		March 31, 2018
	3 months	6 months	3 months	6 months

Engineering services	$877,080	$1,867,519	$774,354	$1,394,290
Equipment sales	1,051,388	1,173,294	29,612	246,205
Total	$1,928,468	$3,040,813	$803,966	$1,640,495

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Equipment sales revenue consists of sales of communications security equipment for voice, data and video networks for military, government and corporate/industrial applications. Equipment sales are billed to the customer upon shipment with typical payment terms requiring a down payment at the time of order with the balance due prior to shipment. For government and certain long term customers, we may grant net payment terms.

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

As of March 30, 2019, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was $1,195,763. The Company expects to recognize revenue on the remaining performance obligations over the next six months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets - Most of the Company’s long-term contracts are billed as work progresses in accordance with the contracts’ terms and conditions, either at periodic intervals or upon achievement of certain milestones. This may cause billing to occur subsequent to revenue recognition, resulting in contract assets. In addition, certain contracts provide for monthly billings and cash collections, which are recorded independent of revenue recognition. These billings are contract assets and are generally classified as current assets in the consolidated balance sheet. Contract assets as of March 30, 2019 and September 29, 2018 consisted of accounts receivable of $201,844 and $532,493, respectively. The decrease in contract assets during the six month period ended March 30, 2019 is primarily the result of a decrease in monthly billing amounts under the contract. There were no impairment losses recognized on contract assets or receivables during the three or six month period ended March 30, 2019.

Contract liabilities - The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated condensed balance sheet based on the timing of when the Company expects to recognize revenue. As of March 30, 2019 and at the date of adoption of ASC 606 of September 30, 2018, contract liabilities were $1,248,659 and $2,106,514, respectively, and are included in deferred revenue in the accompanying consolidated balance sheets. Engineering services revenue of $1,867,519 recognized during the six month period ended March 30, 2019 was included in deferred revenue at September 29, 2018. The decrease in the contract liability balance during the three month period ended March 30, 2019 is primarily the result of satisfying performance obligations in advance of cash payments received.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Inventories

Inventories consisted of the following:

	March 30, 2019	September 29, 2018
Finished goods	$-	$-
Work in process	41,379	356,278
Raw materials	1,001,201	1,012,418
	$1,042,580	$1,368,696

NOTE 5.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended March 30, 2019 and March 31, 2018 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

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

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 215,137 shares at March 30, 2019 and 246,781 shares at March 31, 2018.

NOTE 7.	Major Customers and Export Sales

During the three months ended March 30, 2019, the Company had two customers that represented 94% (49% & 45%, respectively) of net revenue as compared to the three months ended March 31, 2018, during which one customer represented 97% of net revenue. During the six month period ended March 30, 2019, the Company had two customers that represented 92% (61% & 31%, respectively) of net revenue as compared to the six months ended March 31, 2018, during which one customer represented 86% of net revenue.

A breakdown of foreign and domestic net revenue for first three and six months of fiscal 2019 and 2018 is as follows:

	March 30, 2019		March 31, 2018
	3 months	6 months	3 months	6 months

Domestic	$1,821,788	$2,844,465	$803,966	$1,511,437
Foreign	106,680	196,348	-	129,058
Total net revenue	$1,928,468	$3,040,813	$803,966	$1,640,495

The Company sold products into two countries during the three month period ended March 30, 2019 and had no sales into foreign countries during the three month period ended March 31, 2018. The Company sold products into three countries during the six month period ended March 30, 2019 and four countries during the six month period ended March 31, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	March 30, 2019		March 31, 2018
	3 months	6 months	3 months	6 months

Philippines	-	5%	-	54%
Saudi Arabia	31%	57%	-	27%
Jordan	-	-	-	10%
Egypt	69%	38%	-	9%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 30, 2019		March 31, 2018
	3 months	6 months	3 months	6 months

Mid-East and Africa	100%	95%	-	46%
Far East	-	5%	-	54%

NOTE 8.	Cash Equivalents and Marketable Securities

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

Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities, of which there were none at March 30, 2019 or September 29, 2018, are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

As of March 30, 2019, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Money market mutual funds	$1,029,418	$-	$-	$1,029,418

As of September 29, 2018, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$1,020,039	$-	$-	$1,020,039

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASC 606 and the Company’s revisions to estimated gross profits on the engineering services contract, as discussed below, there have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 29, 2018, nor have we adopted any accounting policies that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 as filed with the SEC.

The Company restated its consolidated financial statements as of and for the three and six month periods ended March 31, 2018 as set forth in its Quarterly Report on Form 10-Q/A as filed with the SEC on June 21, 2019; the consolidated financial statements for the three and six month periods ended March 31, 2018 included in this Quarterly Report on Form 10-Q reflect such restated amounts.

On September 30, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated condensed financial statements as of and for the three and six month periods ended March 30, 2019.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions become known. During the period ended March 30, 2019, the effect of such revisions in estimated contract profits resulted in a decrease to gross profit of approximately $186,000.

Results of Operations

Three Months ended March 30, 2019 compared to Three Months ended March 31, 2018 (restated)

Total Net Revenue

Total net revenue for the quarter ended March 30, 2019 was $1,928,000, compared to $804,000 for the quarter ended March 31, 2018, an increase of 140%. Revenue for the second quarter of fiscal 2019 consisted of $1,822,000, or 94%, from domestic sources and $106,000, or 6%, from international customers as compared to the same period in fiscal 2018, during which all revenue was from domestic customers.

Foreign sales consisted of shipments to customers in two countries during the quarter ended March 30, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2019 and 2018:

	2019	2018

Egypt	$73,000	-
Saudi Arabia	33,000	-
	$106,000	$-

For the three months ended March 30, 2019, revenue was derived primarily from sales of our engineering services amounting to $877,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000.

For the three months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $774,000.

Gross Profit

Gross profit for the second quarter of fiscal 2019 was $799,000, compared to gross profit of $243,000 for the same period of fiscal 2018, an increase of 229%. Gross profit expressed as a percentage of total net revenue was 41% for the second quarter of fiscal 2019 compared to 30% for the same period in fiscal 2018. This increase was primarily due to the higher sales volume of higher margin equipment sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2019 were $595,000, compared to $531,000 for the same quarter in fiscal 2018. This increase of $64,000, or 12%, was attributable to increases in general and administrative expenses of $55,000 and selling and marketing expenses of $9,000 during the three months ended March 30, 2019.

The increase in general and administrative expenses for the three months ended March 30, 2019 was primarily attributable to increases in professional fees and other public company costs of $60,000.

The increase in selling and marketing expenses for the three months ended March 30, 2019 was primarily attributable to increases in bid and proposal costs of $21,000 and product evaluation costs of $13,000, which were partially offset by a decrease in third party sales support of $25,000.

Product Development Costs

Product development costs for the quarter ended March 30, 2019 were $36,000, compared to $153,000 for the quarter ended March 31, 2018. This decrease of $116,000, or 76%, was attributable to an increase in billable engineering services contracts during the second quarter of fiscal 2019 that resulted in decreased product development costs of $235,000. These decreased costs were partially offset by an increase in engineering project costs of $112,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $877,000 of billable engineering services revenue generated during the second quarter of fiscal 2019 and $774,000 in the second quarter of fiscal 2018.

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

Net Income (Loss)

The Company generated net income of $173,000 for the second quarter of fiscal 2019, compared to a net loss of $439,000 for the same period of fiscal 2018. This increase in net income is primarily attributable to a 229% increase in gross profit during the second quarter of fiscal 2019.

Six Months ended March 30, 2019 compared to Six Months ended March 31, 2018 (restated)

Total Net Revenue

Total net revenue for the six months ended March 30, 2019 were $3,041,000, compared to $1,640,000 for the six months ended March 31, 2018, an increase of 85%. Revenue for the first six months of fiscal 2019 consisted of $2,845,000, or 94%, from domestic sources and $196,000, or 6%, from international customers, compared to the same period in fiscal 2018, during which revenue consisted of $1,511,000, or 92%, from domestic sources and $129,000, or 8%, from international customers.

Foreign revenue consisted of shipments to customers in three countries during the six months ended March 30, 2019 and to customers in four countries during the same period in fiscal 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2019 and 2018:

	2019	2018

Saudi Arabia	$112,000	$34,000
Egypt	73,000	12,000
Philippines	11,000	70,000
Jordan	-	13,000
	$196,000	$129,000

For the six months ended March 30, 2019, revenue was derived primarily from sales of our engineering services amounting to $1,867,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000.

For the six months ended March 31, 2018, revenue was derived primarily from sales of our engineering services amounting to $1,394,000 and shipments of our narrowband radio encryptors to a customer in the Far East amounting to $70,000 and to a domestic customer for deployment into Afghanistan amounting to $57,000.

Gross Profit

Gross profit for the first six months of fiscal 2019 was $1,199,000, compared to gross profit of $535,000 for the same period of fiscal 2018, an increase of 124%. Gross profit expressed as a percentage of total net revenue was 39% for the first six months of fiscal 2019 compared to 33% for the same period in fiscal 2018. This increase was primarily due to the higher sales volume of higher margin equipment sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2019 were $1,140,000, compared to $991,000 for the same period in fiscal 2018. This increase of $149,000, or 15%, was attributable to increases in general and administrative expenses of $113,000 and selling and marketing expenses of $36,000 during the six months ended March 30, 2019.

The increase in general and administrative expenses for the six months ended March 30, 2019 was attributable to increases in professional fees and other public company costs of $113,000.

The increase in selling and marketing expenses for the six months ended March 30, 2019 was primarily attributable to increases in bid and proposal costs of $34,000, product evaluation costs of $22,000 and outside sales commissions of $16,000, which were partially offset by a decrease in third party sales support of $30,000 during the period.

Product Development Costs

Product development costs for the six months ended March 30, 2019 were $144,000, compared to $318,000 for the six months ended March 31, 2018. This decrease of $174,000, or 55%, was attributable to an increase in billable engineering services contracts during the first six months of fiscal 2019 that resulted in decreased product development costs of $491,000. These decreased costs were partially offset by an increase in engineering project costs of $304,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $1,867,000 of billable engineering services revenue generated during the first six months of fiscal 2019 and $1,394,000 in the same period of fiscal 2018.

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

Net Loss

The Company generated a net loss of $75,000 for the first six months of fiscal 2019, compared to a net loss of $771,000 for the same period of fiscal 2018. This decrease in net loss is primarily attributable to a 124% increase in gross profit during the first six months of fiscal 2019.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of March 30, 2019, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at March 30, 2019 totaled $1,765,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,808,000 at March 30, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 30, 2019	March 31, 2018

Net loss	$(75,000)	$(771,000)
Changes not affecting cash	33,000	13,000
Changes in assets and liabilities	(175,000)	690,000

Cash used in operating activities	(217,000)	(68,000)
Cash provided by investing activities	-	212,000

Net change in cash, cash equivalents and restricted cash	(217,000)	144,000
Cash, cash equivalents and restricted cash - beginning of period	1,982,000	1,297,000

Cash, cash equivalents and restricted cash - end of period	$1,765,000	$1,441,000

Operating Activities

The Company used approximately $149,000 more cash for operating activities in the first six months of fiscal 2019 compared to the same period in fiscal 2018. This increase was primarily attributable to a decrease in deferred revenue of $1,264,000, partially offset by a decrease in net loss of $696,000 and a decrease in inventory of $326,000 during the six month period ended March 30, 2019 as compared to an increase in inventory of $194,000 during the six month period ended March 31, 2018.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2019 decreased by approximately $212,000 compared to the same period in fiscal 2018. This change is attributable to the maturity of short-term investments in marketable securities during the first six months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. Rent expense for each of the six month periods ended March 30, 2019 and March 31, 2018 was $86,000.

Backlog

Backlog at March 30, 2019 and September 29, 2018 amounted to $51,000 and $2,118,000, respectively. The orders in backlog at March 30, 2019 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 30, 2019 and September 29, 2018, the Company had no outstanding letters of credit.

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

During the six month periods ended March 30, 2019 and March 31, 2018, the Company spent $144,000 and $318,000, respectively, on internal product development. The Company also spent $1,332,000 and $851,000, respectively, on billable development efforts during the first six months of fiscal 2019 and 2018. The Company’s total product development costs during the first six months of fiscal 2019 were 26% higher than the same period in fiscal 2018 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total development expenses will remain higher as we complete a billable project during fiscal 2019.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of the Company’s 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Management had previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2017, as well as prior fiscal periods, its conclusion that the Company’s failure to maintain effective internal control over financial reporting due to a lack of sufficient staff to segregate accounting duties, more specifically, a lack of an adequately trained accounting department and lack of an independent review of financial reporting, constituted a material weakness as of the end of such fiscal periods. Management also identified a material weakness in internal control over significant non-routine transactions at June 30, 2018. Specifically, management determined that there was a lack of operating effectiveness of internal controls over significant non-routine transactions related to the Company’s inadequate evaluation of the underlying effective rate implications related to the Tax Cuts and Jobs Act passed in December 2017, which management determined constituted a material weakness.

Based on their assessment in connection with the filing of this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses described above were also material weaknesses for the quarter ended March 30, 2019 and therefore TCC’s disclosure controls and procedures were not effective as of March 30, 2019. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to address such material weaknesses, see Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

Changes in internal control over financial reporting. The were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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