Form 10-Q
period 2019-06-29
TECHNICAL COMMUNICATIONS CORP
filed 2019-08-13
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of August 9, 2019.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 29, 2019	September 29, 2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$764,786	$1,982,434
Accounts receivable - trade	44,358	559,493
Inventories, net	1,082,338	1,368,696
Other current assets	122,814	142,279
Total current assets	2,014,296	4,052,902

Equipment and leasehold improvements	4,591,756	4,578,501
Less: accumulated depreciation and amortization	(4,547,830)	(4,529,298)
Equipment and leasehold improvements, net	43,926	49,203

Total Assets	$2,058,222	$4,102,105

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$318,186	$187,958
Deferred revenue	337,939	2,106,514
Accrued liabilities:
Accrued compensation and related expenses	191,406	220,544
Customer deposits	21,082	35,628
Other current liabilities	14,421	18,405

Total current liabilities	883,034	2,569,049

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at June 29, 2019 and September 29, 2018	185,041	185,041
Additional paid-in capital	4,177,451	4,134,371
Accumulated deficit	(3,187,304)	(2,786,356)
Total stockholders’ equity	1,175,188	1,533,056

Total Liabilities and Stockholders’ Equity	$2,058,222	$4,102,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 29, 2019	June 30, 2018

Net revenue
Engineering services	$952,602	$758,670
Equipment sales	282,060	148,507
Total net revenue	1,234,662	907,177

Cost of revenue
Engineering services	662,602	573,028
Equipment sales	126,748	139,691
Total cost of revenue	789,350	712,719

Gross profit	445,312	194,458

Operating expenses:
Selling, general and administrative	731,728	522,097
Product development	43,092	124,234
Total operating expenses	774,820	646,331

Operating loss	(329,508)	(451,873)

Other income:
Interest income	3,543	2,118

Net loss	$(325,965)	$(449,755)

Net loss per common share:
Basic	$(0.18)	$(0.24)
Diluted	$(0.18)	$(0.24)

Weighted average shares:
Basic	1,850,403	1,849,025
Diluted	1,850,403	1,849,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 29, 2019	June 30, 2018

Net revenue
Engineering services	$2,819,676	$2,218,375
Equipment sales	1,455,799	329,297
Total net revenue	4,275,475	2,547,672

Cost of revenue
Engineering services	1,994,102	1,424,384
Equipment sales	637,405	394,078
Total cost of revenue	2,631,507	1,818,462

Gross profit	1,643,968	729,210

Operating expenses:
Selling, general and administrative	1,871,659	1,513,052
Product development	186,785	442,470
Total operating expenses	2,058,444	1,955,522

Operating loss	(414,476)	(1,226,312)

Other income:
Interest income	13,528	5,601

Net loss	$(400,948)	$(1,220,711)

Net loss per common share:
Basic	$(0.22)	$(0.66)
Diluted	$(0.22)	$(0.66)

Weighted average shares:
Basic	1,850,403	1,845,706
Diluted	1,850,403	1,845,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Operating Activities:
Net loss	(400,948)	(1,220,711)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,498	38,384
Stock-based compensation	43,080	18,416
Amortization of premium on held to maturity securities	-	10,253
Payment of tax on exercise of stock options	-	(33,870)

Changes in certain operating assets and liabilities:
Accounts receivable	515,135	132,270
Inventories	286,358	(140,777)
Other current assets	19,465	(36,216)
Customer deposits	(14,546)	(795)
Deferred revenue	(1,768,575)	1,042,675
Accounts payable and other accrued liabilities	97,106	47,868

Net cash used in operating activities	(1,201,427)	(142,503)

Investing Activities:

Additions to equipment and leasehold improvements	(16,221)	(43,662)
Proceeds from maturities of marketable securities	-	350,000

Net cash (used in) provided by investing activities	(16,221)	306,338

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,217,648)	163,835

Cash, cash equivalents and restricted cash at beginning of the period	1,982,434	1,296,603

Cash, cash equivalents and restricted cash at end of the period	$764,786	$1,460,438

Supplemental Disclosures:

Income taxes paid	$912	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Shares of common stock:
Beginning balance	1,850,403	1,849,025	1,850,403	1,839,877
Cashless exercise of stock options	-	-	-	9,148

Ending balance	1,850,403	1,849,025	1,850,403	1,849,025

Common stock at par value:
Beginning balance	$185,041	$184,903	$185,041	$183,988
Cashless exercise of stock options	-	-	-	915

Ending balance	$185,041	$184,903	$185,041	$184,903

Additional paid-in capital:
Beginning balance	$4,151,955	$4,114,597	$4,134,371	$4,139,002
Exercise of stock options	-	-	-	(915)
Cashless exercise of stock options to pay taxes	-	-	-	(33,870)
Stock-based compensation	25,496	8,036	43,080	18,416

Ending balance	$4,177,451	$4,122,633	$4,177,451	$4,122,633

Accumulated deficit:
Beginning balance	$(2,861,339)	$(2,077,713)	$(2,786,356)	$(1,306,757)
Net loss	(325,965)	(449,755)	(400,948)	(1,220,711)

Ending balance	$(3,187,304)	$(2,527,468)	$(3,187,304)	$(2,527,468)

Total stockholders’ equity	$1,175,188	$1,780,068	$1,175,188	$1,780,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

Company Operations

Technical Communications Corporation (“TCC”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are sometimes collectively referred to herein as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 28, 2019.

The September 29, 2018 consolidated balance sheet contained herein was derived from the Company’s September 29, 2018 audited consolidated balance sheet as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2018 included in its Annual Report on Form 10-K as filed with the SEC on June 24, 2019.

The Company restated its unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 2018 as set forth in its Quarterly Report on Form 10-Q/A as filed with the SEC on June 24, 2019; the unaudited consolidated financial statements for the three and nine month periods ended June 30, 2018 included in this Quarterly Report on Form 10-Q reflect such restatements.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $3,187,000 at June 29, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to March 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, the Company is also pursuing raising capital. Although the Company believes its ability to secure such new business or raise new capital is likely, the Company cannot provide assurances it will be able to do so.

Should the Company be unsuccessful in these efforts, it would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Reporting Period

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of TCC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The adoption of ASC 606 did not have a significant impact on the Company’s unaudited consolidated financial statements as of and for the three and nine month periods ended June 29, 2019 and, as a result, comparisons of revenues and operating profit between periods are not affected by the adoption of this ASU. The adoption of ASC 606 did not change judgements or affect the determination of the amounts and timing of revenue, the timing of satisfaction of performance obligations, the transaction price or the amounts allocated to performance obligations. Refer to Note 3 for additional disclosures required by ASC 606.

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

Revenue from long-term contracts for engineering services is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the service over time. The Company transfers control of the service over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Long-term contracts for engineering services are fixed price contracts, which provide for monthly fixed payments. The transaction price is allocated based on the monthly costs incurred as compared to the total costs expected to be incurred. Revenue is recognized based on this allocation of the transaction price. We recognize revenue over time by measuring the progress toward complete satisfaction of the specific performance obligation using an input method that measures the costs incurred to date compared to the total costs expected to be incurred over the life of the contract. Management believes this method best depicts the Company’s performance in the transfer of services because it represents the level of effort expended in providing those services and appropriately reflects the value to the customer.

Equipment sales revenue is recognized when control of the promised products is transferred to the Company’s customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services (the transaction price). For product sales, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership and, where acceptance is not a formality, the customer must have accepted the product. The Company typically establishes pricing for products principally based on its established price book and/or quoted prices. The Company’s principal terms of sale are free on board (“FOB”) shipping point (Company facilities), or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB shipping point (Company facilities) are not recognized upon shipment; rather, the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically, installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Product returns are estimated based on historical experience and known trends. Revenue for extended warranty, service and post-contract support is recognized based upon the period of time elapsed under the arrangement.

Costs to Obtain and Fulfill a Contract

The guidance in FASB ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers provides additional capitalization, amortization and impairment requirements for certain costs associated with obtaining or fulfilling contracts subject to ASC 606. The Company’s costs incurred to fulfill contracts have been immaterial to date.

Inventories

The Company values its inventory at the lower of cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on the estimated selling prices, less reasonably predictable costs of completion, disposal, and transportation) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on an estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine whether the carrying value is in excess of net realizable value. To the extent that net realizable value is less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

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

Fair Value Measurements

In determining fair value measurements, the Company follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The topic provides a consistent definition of fair value that focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. At June 29, 2019 and September 29, 2018, the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

The Company’s available for sale securities consist of mutual funds held in money market funds in a brokerage account, which are classified as cash equivalents and measured at fair value. The Company historically also has had held to maturity securities, comprised of investments in municipal bonds and carried at amortized cost, although TCC did not hold any such held to maturity securities at June 29, 2019 or September 29, 2018.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the nine month period ended June 29, 2019 and the fiscal year ended September 29, 2018, there were no transfers between levels.

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of June 29, 2019 and September 29, 2018, in accordance with the fair value hierarchy as defined above. As of June 29, 2019 and September 29, 2018, the Company did not hold any assets classified as Level 2 or Level 3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
June 29, 2019

Cash Equivalents
Mutual funds:
Money market funds	$432,363	$432,363
Total mutual funds	432,363	432,363
Total assets	$432,363	$432,363

September 29, 2018

Cash Equivalents
Mutual funds:
Money market funds	$1,020,039	$1,020,039
Total mutual funds	1,020,039	1,020,039
Total assets	$1,020,039	$1,020,039

There were no assets or liabilities measured at fair value on a nonrecurring basis at June 29, 2019 or September 29, 2018.

Stock-Based Compensation

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the three and nine month periods ended June 29, 2019 and June 30, 2018:

	June 29, 2019		June 30, 2018
	3 months	9 months	3 months	9 months

Selling, general and administrative expenses	$24,461	39,644	$7,596	17,352
Product development expenses	1,035	3,436	356	1,064
Total share-based compensation expense before taxes	$25,496	$43,080	$7,952	$18,416

As of June 29, 2019, there was $160,187 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 29, 2019, the weighted average period over which the compensation expense is expected to be recognized is 3.8 years.

As of June 29, 2019, there were 193,863 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first nine months of fiscal 2019:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76
Grants	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	(3,500)	(3,500)	4.95

Outstanding, December 29, 2018	44,700	178,937	223,637	$8.50	3.51
Grants	-	-	-
Vested	(6,300)	6,300	-
Cancellations/forfeitures	-	(8,500)	(8,500)	4.92

Outstanding, March 30, 2019	38,400	176,737	215,137	$8.70	3.45
Grants	34,500	6,000	40,500	3.58
Vested	(2,400)	2,400	-
Cancellations/forfeitures	-	(24,300)	(24,300)	6.89

Outstanding, June 29, 2019	70,500	160,837	231,337	$8.00	4.24

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of June 29, 2019 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$2.01	-	$3.00	20,300	7.14	$2.69	9,800	$2.73
$3.01	-	$4.00	46,500	9.78	3.61	7,200	3.61
$4.01	-	$5.00	16,600	4.98	4.34	14,100	4.36
$5.01	-	$10.00	37,000	4.45	7.75	28,600	7.89
$10.01	-	$15.00	110,937	1.21	11.44	110,937	11.44
			231,337	4.24	$8.00	170,637	$9.43

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 29, 2019 and June 30, 2018 was $15,390 and $15,270, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

New Accounting Pronouncements

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance under ASU No. 2016-02, Leases, with respect to leases. This ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the potential impact this standard will have on its financial statements and related disclosure and believes that the most notable impact to the financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for the Company’s leased real property in Concord, MA. The Company expects to adopt this standard during its 2020 fiscal year.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of the Company’s 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the three and nine month periods ended June 29, 2019 and June 30, 2018:

	June 29, 2019		June 30, 2018
	3 months	9 months	3 months	9 months

Engineering services	$952,603	$2,819,676	$758,670	$2,218,375
Equipment sales	282,060	1,455,799	148,507	329,297
Total	$1,234,663	$4,275,475	$907,177	$2,547,672

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year that are fully or partially unsatisfied at the end of the period. The Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations.

As of June 29, 2019, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was $337,939, which is shown as deferred revenue on the Company’s consolidated balance sheet. The Company expects to recognize revenue on the remaining performance obligations over the next three months.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the consolidated balance sheets.

Contract assets - Most of the Company’s long-term contracts are billed as work progresses in accordance with the contracts’ terms and conditions, either at periodic intervals or upon achievement of certain milestones. This may cause billing to occur subsequent to revenue recognition, resulting in contract assets. In addition, certain contracts provide for monthly billings and cash collections, which are recorded independent of revenue recognition. These billings are contract assets and are generally classified as current assets in the consolidated balance sheet. Contract assets as of September 29, 2018 consisted of accounts receivable of $532,493. There were no contract assets as of June 29, 2019. The decrease in contract assets during the nine month period ended June 29, 2019 is primarily the result of a decrease in monthly billing amounts under the contract. There were no impairment losses recognized on contract assets or receivables during the three or nine month periods ended June 29, 2019.

Contract liabilities - The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated condensed balance sheet based on the timing of when the Company expects to recognize revenue. As of June 29, 2019 and at the date of adoption of ASC 606 on September 30, 2018, contract liabilities were $337,939 and $2,106,514, respectively, and are included in deferred revenue in the accompanying consolidated balance sheets. Engineering services revenue of $2,106,514 recognized during the nine month period ended June 29, 2019 was included in deferred revenue at September 29, 2018. The decrease in the contract liability balance during the three month period ended June 29, 2019 is primarily the result of satisfying performance obligations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Inventories

Inventories consisted of the following:

	June 29, 2019	September 29, 2018
Finished goods	$25,698	$-
Work in process	20,184	356,278
Raw materials	1,036,456	1,012,418
	$1,082,338	$1,368,696

NOTE 5.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the nine month periods ended June 29, 2019 and June 30, 2018 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

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

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 231,337 shares at June 29, 2019 and 201,037 shares at June 30, 2018.

NOTE 7.	Major Customers and Export Sales

During the three months ended June 29, 2019, the Company had two customers that represented 99% (77% and 22%, respectively) of net revenue as compared to the three months ended June 30, 2018, during which one customer represented 97% of net revenue. During the nine month period ended June 29, 2019, the Company had two customers that represented 88% (66% and 22%, respectively) of net revenue as compared to the nine months ended June 30, 2018, during which one customer represented 87% of net revenue.

A breakdown of foreign and domestic net revenue for first three and nine months of fiscal 2019 and 2018 is as follows:

	June 29, 2019		June 30, 2018
	3 months	9 months	3 months	9 months

Domestic	$1,232,187	$4,076,652	$832,441	$2,343,878
Foreign	2,475	198,823	74,736	203,794
Total net revenue	$1,234,662	$4,275,475	$907,177	$2,547,672

The Company sold products into one country during the three month period ended June 29, 2019 and two countries during the three month period ended June 30, 2018. The Company sold products into four countries during each of the nine month periods ended June 29, 2019 and June 30, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	June 29, 2019		June 30, 2018
	3 months	9 months	3 months	9 months

Saudi Arabia	-	57%	73%	44%
Egypt	-	37%	-	-
Philippines	-	5%	27%	44%
Jordan	-	-	-	6%
Other	100%	1%	-	6%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 29, 2019		June 30, 2018
	3 months	9 months	3 months	9 months

Mid-East and Africa	100%	95%	73%	56%
Far East	-	5%	27%	44%

NOTE 8.	Cash Equivalents and Marketable Securities

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

Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities, of which there were none at June 29, 2019 or September 29, 2018, are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

As of June 29, 2019, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$432,363	$-	$-	$432,363

As of September 29, 2018, available for sale securities consisted of the following:

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Money market mutual funds	$1,020,039	$-	$-	$1,020,039

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASC 606 and the Company’s revisions to estimated gross profits on an engineering services contract, as discussed below, there have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 29, 2018, nor have we adopted any accounting policies that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 as filed with the SEC.

The Company restated its unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 2018 as set forth in its Quarterly Report on Form 10-Q/A as filed with the SEC on June 24, 2019; the unaudited consolidated financial statements for the three and nine month periods ended June 30, 2018 included in this Quarterly Report on Form 10-Q reflect such restated amounts.

On September 30, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated unaudited condensed financial statements as of and for the three and nine month periods ended June 29, 2019.

Revisions in the estimated gross profits on contracts and contract amounts are made in the period in which the circumstances requiring the revisions become known. During the period ended June 29, 2019, the effect of such revisions in estimated contract profits resulted in a decrease to gross profit of approximately $111,000.

Results of Operations

Three Months ended June 29, 2019 compared to Three Months ended June 30, 2018 (restated)

Total Net Revenue

Total net revenue for the quarter ended June 29, 2019 was $1,235,000, compared to $907,000 for the quarter ended June 30, 2018, an increase of 36%. Revenue for the third quarter of fiscal 2019 consisted of $1,232,000, or 99%, from domestic sources and $3,000, or 1%, from international customers as compared to the same period in fiscal 2018, during which revenue consisted of $832,000, or 92%, from domestic sources and $75,000, or 8%, from international customers.

Foreign sales consisted of a shipment to a customer in one country during the quarter ended June 29, 2019 and two countries during the quarter ended June 30, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2019 and 2018:

	2019	2018

Saudi Arabia	$-	$55,000
Philippines	-	20,000
Other	3,000	-
	$3,000	$75,000

For the three months ended June 29, 2019, revenue was derived primarily from sales of our engineering services amounting to $953,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $280,000.

For the three months ended June 30, 2018, revenue was derived primarily from sales of our engineering services amounting to $759,000. The Company also sold its internet protocol encryptor to a customer in Saudi Arabia amounting to $55,000 during the period.

Gross Profit

Gross profit for the third quarter of fiscal 2019 was $445,000, compared to gross profit of $194,000 for the same period of fiscal 2018, an increase of 129%. Gross profit expressed as a percentage of total net revenue was 36% for the third quarter of fiscal 2019 compared to 21% for the same period in fiscal 2018. This increase was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2019.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2019 were $732,000, compared to $522,000 for the same quarter in fiscal 2018. This increase of $210,000, or 40%, was attributable to increases in general and administrative expenses of $212,000 partially offset by a decrease in selling and marketing expenses of $2,000 during the three months ended June 29, 2019.

The increase in general and administrative expenses for the three months ended June 29, 2019 was primarily attributable to increases in audit and legal fees of $239,000, partially offset by a decrease in director fees of $8,000.

The decrease in selling and marketing expenses for the three months ended June 29, 2019 was primarily attributable to decreases in third party sales support and outside commissions of $32,000, bid and proposal costs of $21,000 and outside consulting costs of $19,000. These decreases were offset by increases in payroll and payroll related expenses of $50,000 and product demonstration costs of $16,000 during the period.

Product Development Costs

Product development costs for the quarter ended June 29, 2019 were $43,000, compared to $124,000 for the quarter ended June 30, 2018. This decrease of $81,000, or 65%, was attributable to an increase in billable engineering services contracts during the third quarter of fiscal 2019 that resulted in decreased product development costs of $124,000. These decreased costs were partially offset by an increase in engineering project costs of $50,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $953,000 of billable engineering services revenue generated during the third quarter of fiscal 2019 and $759,000 in the third quarter of fiscal 2018.

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

Net Loss

The Company generated a net loss of $326,000 for the third quarter of fiscal 2019, compared to a net loss of $450,000 for the same period of fiscal 2018. This decrease in net loss is primarily attributable to a 129% increase in gross profit partially offset by an increase in operating expenses of 20% during the third quarter of fiscal 2019.

Nine Months ended June 29, 2019 compared to Nine Months ended June 30, 2018 (restated)

Total Net Revenue

Total net revenue for the nine months ended June 29, 2019 were $4,275,000, compared to $2,548,000 for the nine months ended June 30, 2018, an increase of 68%. Revenue for the first nine months of fiscal 2019 consisted of $4,076,000, or 95%, from domestic sources and $199,000, or 5%, from international customers, compared to the same period in fiscal 2018, during which revenue consisted of $2,344,000, or 92%, from domestic sources and $204,000, or 8%, from international customers.

Foreign revenue consisted of shipments to customers in four countries during the nine months ended June 29, 2019 and to customers in four countries during the same period in fiscal 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2019 and 2018:

	2019	2018

Saudi Arabia	$112,000	$89,000
Egypt	73,000	-
Philippines	11,000	90,000
Jordan	-	13,000
Other	3,000	12,000
	$199,000	$204,000

For the nine months ended June 29, 2019, revenue was derived primarily from sales of our engineering services amounting to $2,820,000, shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $280,000.

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

Gross Profit

Gross profit for the first nine months of fiscal 2019 was $1,644,000, compared to gross profit of $729,000 for the same period of fiscal 2018, an increase of 125%. Gross profit expressed as a percentage of total net revenue was 38% for the first nine months of fiscal 2019 compared to 29% for the same period in fiscal 2018. This increase was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2019.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2019 were $1,872,000, compared to $1,513,000 for the same period in fiscal 2018. This increase of $359,000, or 24%, was attributable to increases in general and administrative expenses of $325,000 and selling and marketing expenses of $34,000 during the nine months ended June 29, 2019.

The increase in general and administrative expenses for the nine months ended June 29, 2019 was attributable to increases in audit and legal fees of $366,000. This increase was offset by decreases in director’s fees of $22,000 and other public company related expenses of $16,000.

The increase in selling and marketing expenses for the nine months ended June 29, 2019 was primarily attributable to increases in payroll and payroll related expenses of $55,000, product evaluation costs of $27,000 and product demonstration costs of $16,000. These increases were partially offset by a decrease in outside consulting costs of $33,000, a decrease in travel expenses of $8,000 and an increase in sales service support of product development, which reduced selling and marketing expense by $25,000 during the period.

Product Development Costs

Product development costs for the nine months ended June 29, 2019 were $187,000, compared to $442,000 for the nine months ended June 30, 2018. This decrease of $255,000, or 58%, was attributable to an increase in billable engineering services contracts during the first nine months of fiscal 2019 that resulted in decreased product development costs of $615,000. These decreased costs were partially offset by an increase in engineering project costs of $355,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $2,820,000 of billable engineering services revenue generated during the first nine months of fiscal 2019 and $2,218,000 in the same period of fiscal 2018.

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

Net Loss

The Company generated a net loss of $401,000 for the first nine months of fiscal 2019, compared to a net loss of $1,221,000 for the same period of fiscal 2018. This decrease in net loss is primarily attributable to a 125% increase in gross profit, partially offset by a 5% increase in operating expenses during the first nine months of fiscal 2019.

The effects of inflation and changing costs have not had a significant impact on sales or earnings in recent years. As of June 29, 2019, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at June 29, 2019 totaled $765,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $3,187,000 at June 29, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to March 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. In addition, we are also pursuing raising capital. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 29, 2019	June 30, 2018

Net loss	$(401,000)	$(1,221,000)
Changes not affecting cash	65,000	33,000
Changes in assets and liabilities	(865,000)	1,045,000

Cash used in operating activities	(1,204,000)	(143,000)
Cash (used in) provided by investing activities	(16,000)	306,000

Net change in cash, cash equivalents and restricted cash	(1,217,000)	163,000
Cash, cash equivalents and restricted cash - beginning of period	1,982,000	1,297,000

Cash, cash equivalents and restricted cash - end of period	$765,000	$1,460,000

Operating Activities

The Company used approximately $1,062,000 more cash for operating activities in the first nine months of fiscal 2019 compared to the same period in fiscal 2018. This increase was primarily attributable to a decrease in deferred revenue of $1,769,000. This increase was partially offset by a decrease in net loss of $820,000, a decrease in inventory of $286,000 during the nine month period ended June 29, 2019 as compared to an increase in inventory of $141,000 during the nine month period ended June 30, 2018, and a decrease in accounts receivable of $515,000 during the nine month period ended June 29, 2019 as compared to a decrease in accounts receivable of $132,000 during the nine month period ended June 30, 2018.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2019 decreased by approximately $320,000 compared to the same period in fiscal 2018. This change is attributable to the maturity of short-term investments in marketable securities during the first nine months of 2018.

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. Rent expense for each of the nine month periods ended June 29, 2019 and June 30, 2018 was $128,000.

Backlog

Backlog at June 29, 2019 and September 29, 2018 amounted to $2,434,000 and $2,118,000, respectively. The orders in backlog at June 29, 2019 are expected to ship and/or services are expected to be performed over the next three months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 29, 2019 and September 29, 2018, the Company had no outstanding letters of credit.

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

During the nine month periods ended June 29, 2019 and June 30, 2018, the Company spent $187,000 and $442,000, respectively, on internal product development. The Company also spent $1,994,000 and $1,424,000, respectively, on billable development efforts during the first nine months of fiscal 2019 and 2018. The Company’s total product development costs during the first nine months of fiscal 2019 were 17% higher than the same period in fiscal 2018 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total development expenses will remain higher as we complete a billable project during the remainder of fiscal 2019.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2019.

New Accounting Pronouncements

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance in ASU No. 2016-02, Leases, with respect to leases. This ASU requires entities to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the potential impact this standard will have on our financial statements and related disclosure and believe that the most notable impact to our financial statements upon adoption will be the recognition of a right-of-use asset and a lease liability for our leased facility in Concord, MA. The Company expects to adopt this standard during its 2020 fiscal year.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of the Company’s 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Based on their assessment in connection with the filing of this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses described above were also material weaknesses for the quarter ended June 29, 2019 and therefore TCC’s disclosure controls and procedures were not effective as of June 29, 2019. For a more comprehensive discussion of the Company’s internal control over financial reporting and the material weaknesses noted above, as well as the remedial efforts to be undertaken by TCC to address such material weaknesses, see Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 29, 2018 as filed with the SEC.

Changes in internal control over financial reporting. The were no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.8	Purchase Order from ADS, Inc. dated May 20, 2019 (Confidential portions of this exhibit have been omitted.
10.9	Purchase Order from ADS, Inc. dated May 20, 2019 (Confidential portions of this exhibit have been omitted.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 13, 2019	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 13, 2019	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer