Form 10-K
period 2019-09-28
TECHNICAL COMMUNICATIONS CORP
filed 2019-12-13
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2019

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

Based on the closing price as of March 29, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,108,710.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 6, 2019 was 1,850,403.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 28, 2019

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbors created by those sections. We refer you to the disclosure under the heading “Forward-Looking Statements." As used in this Annual Report on Form 10-K, references to the "Company," “TCC,” "we," "our" or "us," unless the context otherwise requires, refer to Technical Communications Corporation and our subsidiary. All trademarks or trade names referred to in this report are the property of their respective owners.

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

Overview

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. During fiscal 2019, 52% of revenue was generated from our Government Systems product line and 46% was generated by our engineering services. Fiscal 2018 was unusual in that only 6% of the Company’s revenue was generated by our Government Systems product line; 85% of the Company’s revenue during fiscal year 2018 was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue from our Government Systems products will constitute the majority of our revenue in the future. These products, such as the internet protocol data encryption systems and the DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

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

2019 Highlights and Recent Events

Revenues for fiscal 2019 were $7,024,000, with net income of $631,000 or $0.34 per share, consisting of $3,785,000 generated by product sales and $3,239,000 generated from the sale of engineering services. While certain expected major domestic and international contracts did not materialize during the fiscal year due to protracted government procurement cycles, the Company did complete delivery of several foreign and domestic contracts for its DSP 9000/HSE 6000 radio encryption products and its CX digital encryption product line. It also provided significant engineering services under a contract received in fiscal 2018. TCC had backlog at the end of fiscal 2019 of $1,154,000 and no deferred revenue, as compared to $2,118,000 and $2,107,000 of backlog and deferred revenue, respectively, at the end of fiscal 2018.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2019, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established Government Systems product line. Such equipment sales consisted primarily of our DSP 9000/HSE 6000 radio encryption and digital encryption CX72XX products, along with custom solution engineering services.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead times and fluctuating market conditions. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2019, TCC continued to closely monitor and reduce operating expenses as appropriate, while strategically investing in business development efforts.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2019:

•	Continuation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;
•	Continuation of the development of the aircraft-compatible HSE 6000 radio encryption product variants; and
•	Provision of custom engineering services.

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

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data, fax and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue, although in recent years the sale of our engineering services has also been a significant source of revenue for the Company. Although we expect engineering services sales to remain strong, we also expect that revenue from our Government Systems products will constitute the majority of our revenue in the future. These products, such as our internet protocol data encryption systems and DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

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

The Company’s Secure Office Systems product line had primarily consisted of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products are no longer being marketed. While one of these products, the CSD 4100 secure executive telephone, is still available and remains profitable, demand for it has diminished. We will continue to offer this product from existing inventory, which we anticipate will be sufficient for several more years. Remaining available is the CSD 3324 SE, our encrypted office telephone that offers secure voice, fax and radio communications. TCC also continues to offer CipherTalk® secure mobile phone communication solutions. The Cipher Talk 8500, a secure mobile IP-based phone that targets the high-end secure wireless mobile phone market, is competitive but product demand has not developed as expected. We will continue to market this product with reduced expectations.

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and system development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. As noted above, fiscal year 2018 was a significant year for sales of our engineering services and we expect demand for such services to remain strong in the future.

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

The Company’s CSD 4100 Executive Secure Telephone offers strategic-level voice and data security in an executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control. Due to diminished demand in recent years, this product is no longer being marketed but we continue to provide support to existing customers that have installed equipment bases requiring expansion or modification.

Services

The Company performs funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company typically receives periodic progress payments on these types of contracts.

TCC offers general communications security education for businesses and other users, including military and government entities, as well as product-specific training for its customers. TCC also specializes in developing and designing custom cryptographic solutions for customers’ unique secure voice, data and video communications requirements and integrating such solutions into existing systems. The Company has designed embedded secure radio encryption solutions, national algorithms for military data applications, cryptographic modules for National Secure Mode Identification Friend or Foe (IFF) systems, as well as rocket-borne telemetry encryption modules, and country-unique secure telephone and fax algorithms. In addition, TCC has partnered with network and telecommunications equipment providers to add security in unique applications.

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Crypto AG, Thales Group, Codan Limited, Omnisec AG, Certes Networks, Inc., and Gemalto N.V..

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

Net Revenue and Backlog

In fiscal 2019, the Company had three customers representing 96% of total net revenue. This revenue was derived primarily from sales of our engineering services amounting to $3,239,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $2,499,000 and to a domestic customer for deployment into a North African country amounting to $936,000. In fiscal 2018, the Company had one customer representing 87% of total net revenue. This revenue consisted primarily of our engineering services.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of orders received where the anticipated shipping date or services to be performed are within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. Our backlog as of September 28, 2019 and September 29, 2018 was approximately $1,154,000 and $2,118,000, respectively.

For certain services contracts, the Company will bill customers in accordance with the terms of the contract, but recognize revenue as the services are performed. The billings in excess of revenue are recorded as deferred revenue on the balance sheet. These deferred revenues will be recognized in future periods as we perform the services. Our deferred revenue as of September 29, 2018 was approximately $2,107,000. There was no deferred revenue at September 28, 2019.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2019 were, and historically have been, immaterial. In 2003, the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

With the exception of the technology license referred to above, TCC has no material third party rights upon which the Company relies. Revenue from the sale of products associated with this license has not been and is not anticipated to be significant to the Company’s revenues.

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

During the fiscal years ended September 28, 2019 and September 29, 2018, the Company spent $333,000 and $521,000, respectively, on internal product development. The Company also spent $2,218,000 and $2,028,000 on billable development efforts during fiscal 2019 and 2018, respectively. In fiscal 2019, the Company’s total product development costs were consistent with fiscal 2018 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2020 will again be consistent with fiscal 2019 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2019:

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

In fiscal years 2019 and 2018, sales directly to international customers accounted for approximately 4% and 7%, respectively, of our net revenue. During fiscal 2019, a significant portion of domestic revenue (36%) was made to a domestic logistics company that shipped our radio encryption products overseas for use in Saudi Arabia. Based on our historical results we expect that international revenue, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of September 28, 2019, the Company employed 22 full-time employees and two part-time employees, as well as several consultants. The Company believes that its relationship with its employees is good.

Available Information

The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including TCC, that file electronically with the SEC at www.sec.gov. Additional information about TCC’s filings can also be obtained at our website at www.tccsecure.com under “Investor Relations.” We make available free of charge on our website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and subsequent quarterly reports filed with the SEC.

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

Although the Company generated a modest profit for fiscal year 2019, for a seven year period from 2012 to 2018, the Company suffered recurring losses from operations and had an accumulated deficit of $2,155,000 at September 28, 2019. In addition, prior to this year we experienced negative cash flows from operations. Due to the losses we have incurred and our current limited financial resources, management has concluded that these conditions raise substantial doubt as to our ability to continue as a going concern within one year of the issuance date of the financial statements included in this Annual Report on Form 10-K. Such financial statements do not include any adjustments to reflect the uncertainty about the Company’s ability to continue as a going concern. Moreover, the going concern explanatory paragraph included in the report of our independent registered public accounting firm may make obtaining financing more difficult or costly, which financing may be required should our efforts to raise capital resources from operations prove unsuccessful.

Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective at fiscal year-end.

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the Company’s 2019 fiscal year. As previously reported for the fiscal year ended September 29, 2018, as well as prior fiscal years, management had concluded that the Company did not maintain effective internal control over financial reporting due to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management identified a material weakness due to a lack of sufficient staff to segregate accounting duties, as well as a material weakness in internal control over significant non-routine transactions, all as disclosed in the relevant quarterly reports filed during our 2018 fiscal year. These conditions have led management to conclude that neither the Company’s disclosure controls and procedures nor its internal control over financial reporting were effective at September 28, 2019.

The Company has made significant progress in improving its internal controls during the latter part of fiscal 2019 but until we are able to completely remediate the material weaknesses identified, such material weaknesses may materially and adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we review and evaluate our internal control systems to allow management to report on the effectiveness of our disclosure controls and procedures and the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weaknesses or failure to remediate any existing weaknesses could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

We have restated our financial statements for several prior periods, which reduces investor confidence and which may negatively impact our ability to raise capital in the future.

The Company restated its consolidated financial statements as of and for the fiscal year ended September 30, 2017 as well as the financial statements included in its quarterly reports for the fiscal quarters ended December 30, 2017, March 31, 2018 and June 30, 2018. The restatement of the Company’s financial statements primarily reflect the correction of certain errors related to the Company’s recognition of revenue, which errors resulted from the Company’s misapplication of its revenue recognition policy, as well as the adoption of new accounting standard for restricted cash and a correction in its inventory reserve. Investors should no longer rely on the financial statements included in the original filings.

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

We continue to focus efforts in emerging markets, including the Middle East, Northern Africa and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.

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

As of December 13, 2019, we employed 22 full-time and two part-time employees as well as several consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

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

On March 27, 2014, the Company entered into a lease for its current facilities commencing April 1, 2014. This lease is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 28, 2019 and September 29, 2018 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021.

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

Holders

As of December 13, 2019, there were 58 record holders of our Common Stock. We believe there are approximately 2,200 beneficial holders of our stock based on information reported to TCC by the Company’s transfer agent.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 28, 2019. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 28, 2019, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	196,337	(1)	$8.02	193,863

Equity compensation plans not approved by security holders	35,000	(2)	$7.86	-

Total	231,337		$8.00	193,863

(1) Of the 196,337 options outstanding as of September 28, 2019, 136,937 were exercisable as of such date at an average exercise price of $9.78 per share.

(2) Of the 35,000 options outstanding as of September 28, 2019, all were exercisable as of such date at an average exercise price of $7.86 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2019 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of our 2019 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including this Form 10-K for the fiscal year ended September 28, 2019 and the “Risk Factors” section included herein.

Overview

TCC designs, manufactures, markets and sells communications security equipment that utilizes various methods of encryption to protect the information being transmitted. Encryption is a technique for rendering information unintelligible, which information can then be reconstituted if the recipient possesses the right decryption “key”. The Company manufactures several standard secure communications products and also provides custom-designed, special-purpose secure communications products for both domestic and international customers. The Company’s products consist primarily of voice, data and facsimile encryptors. Revenue is generated principally from the sale of these products, which have traditionally been to foreign governments either through direct sale, pursuant to a U.S. government contract, or made as a sub-contractor to domestic corporations under contract with the U.S. government. We have also sold these products to commercial entities and U.S. government agencies. In addition to product revenue, we generate revenue from contract engineering services performed for certain government agencies, both domestic and foreign, and commercial entities.

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

Revenue Recognition

We perform funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. We typically receive periodic progress payments on these types of contracts, and we retain the rights to the intellectual property developed in government contracts. All payments to TCC for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency, the U.S. Government Accountability Office and other agencies. Adjustments are recognized in the period made. There have been no government audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations. When the current estimates of total contract revenue and contract costs for a product development contract indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses.

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

Inventory

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture and the current estimated net realizable value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for our products should deteriorate.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $3.9 million as of September 28, 2019 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended September 28, 2019 compared to year ended September 29, 2018

Net Revenue

Net revenues for the years ended September 28, 2019 and September 29, 2018 were $7,024,000 and $3,685,000, respectively, an increase of $3,339,000 or 91%. Revenue for fiscal 2019 consisted of $6,757,000, or 96%, from domestic sources and $267,000, or 4%, from international customers as compared to fiscal 2018, in which revenue consisted of $3,423,000, or 93%, from domestic sources and $262,000, or 7%, from international customers.

Foreign revenue consisted of shipments to five countries during the year ended September 28, 2019 and four countries during the year ended September 29, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign revenue by country:

	2019	2018

Saudi Arabia	$112,000	$121,000
Philippines	78,000	89,000
Egypt	74,000	39,000
Jordan	-	13,000
Other	3,000	-
	$267,000	$262,000

For the year ended September 28, 2019, revenue was derived primarily from sales of our engineering services amounting to $3,239,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $2,499,000 and to a domestic customer for deployment into a North African country amounting to $936,000.

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

Gross Profit

Gross profit for fiscal 2019 was $3,357,000, compared to gross profit of $972,000 for fiscal 2018, an increase of 245%. Gross profit expressed as a percentage of revenue was 48% for fiscal 2019 compared to 26% for fiscal 2018, which lower gross profit percentage for 2018 was due to the lower margin engineering services revenue during such year. During fiscal 2019, there was a higher concentration of revenue related to product sales, which historically will yield higher margins.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2019 were $2,407,000, compared to $1,941,000 for fiscal 2018. This increase of $466,000, or 24%, was attributable to an increase in general and administrative expenses of $396,000 and an increase in selling and marketing expenses of $70,000 during the 2019 fiscal year.

The increase in general and administrative expenses for the year ended September 28, 2019 was primarily attributable to increases in audit and legal fees of $403,000.

The increase in selling and marketing expenses for the year ended September 28, 2019 was attributable to increases in payroll and payroll-related expenses of $69,000, sales commissions of $92,000, product evaluation costs of $23,000 and product demonstration costs of $22,000 during the period. These increases were partially offset by decreases in outside sales and marketing agreements of $74,000, outside consulting costs of $54,000, and travel expenses of $17,000 during the year.

Product Development Costs

Product development costs for fiscal years 2019 and 2018 were $333,000 and $521,000, respectively. This decrease of $188,000, or 36%, was attributable to an increase in billable engineering services contracts during fiscal 2019 that resulted in decreased product development costs of $270,000, a decrease in payroll and payroll related expenses of $48,000 and a decrease in service contracts amounting to $25,000. These decreased costs were partially offset by an increase in engineering project costs of $162,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months to several years. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $3,239,000 of billable engineering services revenue generated during fiscal 2019 and $3,236,000 of billable engineering services revenue generated during fiscal 2018.

Net Income (Loss)

The Company generated net income of $631,000 for fiscal 2019, compared to a net loss of $1,480,000 for fiscal 2018. This increase in net income is primarily attributable to a 245% increase in gross profit during fiscal 2019 and an 11% decrease in operating expenses.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of September 28, 2019, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at September 28, 2019 totaled $1,593,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

For the fiscal year ended September 28, 2019 the Company generated $631,000 of net income. For the prior seven year period from fiscal 2012 to fiscal 2018, the Company suffered recurring losses from operations and had an accumulated deficit of $2,155,000 at September 28, 2019. Despite the current year net income, these factors continue to raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to September 26, 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 28, 2019 and September 29, 2018:

	2019	2018

Net income (loss)	$631,000	$(1,480,000)
Changes not affecting cash	83,000	239,000
Changes in current assets and current liabilities	(1,087,000)	1,620,000

Cash (used in) provided by operating activities	(373,000)	379,000
Cash (used in) provided by investing activities	(16,000)	306,000

Net (decrease) increase in cash and cash equivalents	(389,000)	685,000
Cash and cash equivalents - beginning of year	1,982,000	1,297,000

Cash and cash equivalents - end of year	$1,593,000	$1,982,000

Operating Activities

The Company used approximately $752,000 more cash from operating activities in fiscal 2019 compared to fiscal 2018. This increase was primarily attributable to a $3,729,000 decrease in deferred revenue in fiscal 2019 compared to fiscal 2018. This increase in use of cash was partially offset by an increase in net income of $2,111,000 and a decrease in accounts payable and inventory of $743,000 at September 28, 2019.

Investing Activities

Cash provided by investing activities during fiscal 2019 decreased by approximately $322,000. This change is primarily attributable to the maturity of short-term investments in marketable securities of $350,000 and a decrease in additions to equipment and leasehold improvements of $27,000.

Financing Activities

There were no financing activities during either fiscal 2019 or 2018.

Debt Instruments

The Company currently maintains no debt instruments. The Company did borrow $300,000 from its Chief Executive Officer, President and Chairman of the Board, Carl H. Guild, Jr., on August 29, 2019 for working capital purposes, which loan was repaid in full on September 23, 2019.

Backlog

Backlog at September 28, 2019 and September 29, 2018 amounted to $1,154,000 and $2,118,000, respectively. The orders in backlog at September 28, 2019 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

Performance guarantees

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 28, 2019 and September 29, 2018, the Company had no outstanding letters of credit.

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

During the fiscal years ended September 28, 2019 and September 29, 2018, the Company spent $333,000 and $521,000, respectively, on internal product development. The Company also spent $2,218,000 and $2,028,000 on billable development efforts during fiscal 2019 and 2018, respectively. In fiscal 2019, the Company’s total product development costs were consistent with fiscal 2018 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2020 will again be consistent with fiscal 2019 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2019:

•	Continuation of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants; and

•	Provision of custom engineering services.

It is anticipated that working capital will fund our near-term research and development and marketing activities to September 26, 2020. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for material commitments for capital expenditures in fiscal 2020.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

The Company elected to adopt ASC 606 using the modified retrospective method approach as of September 30, 2018, which approach was applied to all contracts not completed as of such date. The adoption of this standard did not have a material impact on the financial statements included herewith.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during our 2019 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 28, 2019 as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 28, 2019 due to the material weaknesses discussed below.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As previously reported in our Form 10-K for the fiscal year ended September 29, 2018, as well as prior fiscal years, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses in such internal control related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management also previously identified a material weakness due to a lack of sufficient staff to segregate accounting duties. During fiscal year 2018, the Company also identified a lack of an adequately trained accounting department and an independent review of financial reporting, as well as a material weakness in internal control over significant non-routine transactions, all as disclosed in the relevant quarterly reports filed during our 2018 fiscal year.

Nonetheless, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described below.

Our management, with oversight from the Audit Committee, is actively engaged in remediating the identified material weaknesses. As part of these remediation efforts management has undertaken education and training for TCC’s accounting staff and management to address certain core competencies that resulted in the lack of operational effectiveness. Management will continue to assess the design of controls to determine if enhancements are needed to increase effectiveness of our internal control over financial reporting. Management has retained a subject matter expert in the area of income tax accounting and is assessing the need to retain additional subject matter experts to ensure compliance with generally accepted accounting principles and SEC rules and regulations. Both management and the Audit Committee have increased their oversight of non-routine transactions. This includes oversight of large revenue contracts as well as judgement areas, including inventory reserves and accruals. This oversight will contribute to the assessment of the need to retain additional subject matter experts.

The Company made significant progress in improving its internal control over financial reporting during the latter part of fiscal 2019 but these remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of fiscal 2020.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and expected to be undertaken in fiscal 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2019 fiscal year.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2019 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 12, 2014)
10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)
10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)
10.4	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)
10.5+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.6+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)
10.7*	Demand Promissory Note, dated August 29, 2019, made by the Company in favor of Carl H. Guild, Jr.
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23.1*	Consent of Stowe & Degon LLC
23.2*	Consent of CohnReznick LLP

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:

*       Attached to this filing

+       Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 13, 2019
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 13, 2019
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Thomas E. Peoples	Director	December 13, 2019
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 13, 2019
Francisco F. Blanco

/s/ Ralph M. Norwood	Director	December 13, 2019
Ralph M. Norwood

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 28, 2019 and September 29, 2018

ASSETS	2019	2018

Current assets:
Cash and cash equivalents	$1,593,395	$1,982,434
Accounts receivable - trade	125,923	559,493
Inventories, net	1,042,212	1,368,696
Other current assets	118,250	142,279
Total current assets	2,879,780	4,052,902

Equipment and leasehold improvements	4,591,756	4,578,501
Less accumulated depreciation and amortization	(4,554,275)	(4,529,298)
Equipment and leasehold improvements, net	37,481	49,203

Total assets	$2,917,261	$4,102,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$355,158	$187,958
Customer deposits	2,046	35,628
Deferred revenue	-	2,106,514
Accrued liabilities:
Compensation and related expenses	238,171	220,544
Commissions	84,804	-
Other current liabilities	17,533	18,405
Total current liabilities	697,712	2,569,049

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,850,403 issued and outstanding at September 28, 2019 and September 29, 2018	185,041	185,041
Additional paid-in capital	4,189,439	4,134,371
Accumulated deficit	(2,154,931)	(2,786,356)
Total stockholders' equity	2,219,549	1,533,056

Total liabilities and stockholders’ equity	$2,917,261	$4,102,105

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 28, 2019 and September 29, 2018

	2019	2018

Net revenue
Engineering services	$3,239,179	$3,236,135
Equipment sales	3,784,944	448,804
Total net revenue	7,024,123	3,684,939
Cost of revenue
Engineering services	2,217,997	2,070,327
Equipment sales	1,448,463	642,399
Total cost of revenue	3,666,460	2,712,726
Gross profit	3,357,663	972,213

Operating expenses:
Selling, general and administrative	2,407,214	1,941,175
Product development	332,704	520,663
Total operating expenses	2,739,918	2,461,838

Operating income (loss)	617,745	(1,489,625)

Other income
Investment income	13,680	10,026
Total other income	13,680	10,026

Net income (loss)	$631,425	$(1,479,599)

Net income (loss) per common share
Basic	$0.34	$(0.80)
Diluted	$0.34	$(0.80)

Weighted average shares
Basic	1,850,403	1,846,536
Diluted	1,850,555	1,846,536

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 28, 2019 and September 29, 2018

	2019	2018

Operating activities:
Net income (loss)	$631,425	$(1,479,599)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	27,942	48,213
Stock-based compensation	55,068	30,292
Adjustments to reduce inventory to net realizable value	-	184,064
Amortization of premium on held to maturity securities	-	10,253
Payment of tax on exercise of stock options	-	(33,870)

Changes in current assets and current liabilities:
Accounts receivable	433,570	170,684
Inventories	326,484	(194,416)
Other current assets	24,029	(6,586)
Deferred revenue	(2,106,514)	1,622,393
Customer deposits	(33,582)	(18,258)
Accounts payable and accrued liabilities	268,759	46,323

Cash (used in) provided by operating activities	(372,819)	379,493

Investing activities:
Additions to equipment and leasehold improvements	(16,220)	(43,662)
Proceeds from maturities of marketable securities	-	350,000

Cash (used in) provided by investing activities	(16,220)	306,338

Net (decrease) increase in cash, cash equivalents and restricted cash	(389,039)	685,831
Cash and cash equivalents at beginning of year	1,982,434	1,296,603

Cash and cash equivalents at end of year	$1,593,395	$1,982,434

Supplemental disclosures:

Income taxes paid	$912	$-

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 28, 2019 and September 29, 2018

	2019	2018

Stockholders' Equity

Shares of common stock:
Beginning balance	1,850,403	1,839,877
Cashless exercise of stock options	-	10,526
Ending balance	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$183,988
Cashless exercise of stock options	-	1,053
Ending balance	185,041	185,041

Additional paid-in capital:
Beginning balance	4,134,371	4,139,002
Cashless exercise of stock options	-	(1,053)
Cashless exercise of stock options to pay taxes	-	(33,870)
Stock-based compensation	55,068	30,292
Ending balance	4,189,439	4,134,371

Accumulated deficit:
Beginning balance	(2,786,356)	(1,306,757)
Net income (loss)	631,425	(1,479,599)
Ending balance	(2,154,931)	(2,786,356)

Total stockholders’ equity	$2,219,549	$1,533,056

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

Liquidity and Ability to Continue as a Going Concern

For the fiscal year ended September 28, 2019, the Company generated $631,000 of net income. For the prior seven year period from fiscal 2012 to fiscal 2018, the Company suffered recurring losses from operations and had an accumulated deficit of $2,155,000 at September 28, 2019. Despite the current year net income, these factors continue to raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to September 26, 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional capital and reduce expenses, including payroll and payroll-related expenses.

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount. There was no allowance for doubtful accounts at September 28, 2019 or September 29, 2018.

Inventories

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed the Company’s judgment of future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that required the Company to review long-lived assets for impairment during fiscal years 2019 and 2018.

Notes to Consolidated Financial Statements (continued)

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

As of September 29, 2018, billings in excess of revenues were recorded as deferred revenue in relation to contracts based on proportional performance of $2,107,000. Deferred revenue represents the cumulative difference between the amounts billed and revenue recognized for services performed. There was no deferred revenue at September 28, 2019.

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

Revenue for the fiscal year ended September 28, 2019 consists of $3,239,000 from engineering services and $3,785,000 from equipment sales compared to $3,236,000 from engineering services and $449,000 from equipment sales for the year ended September 29, 2018.

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as an operating activity. There were no excess tax benefits for the fiscal years ended September 28, 2019 and September 29, 2018.

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

The fair value of options at date of grant was estimated with the following assumptions:

	September 28, 2019	September 29, 2018
Assumptions:
Option life (years)	6.5	6.5
Risk-free interest rate	2.1%	2.8%
Stock volatility	86%	85%
Dividend yield	0%	0%

There were 40,500 and 20,500 options granted during the fiscal years ended September 28, 2019 and September 29, 2018, respectively. The weighted average grant date fair value of options granted during the years ended September 28, 2019 and September 29, 2018 was $2.67 and $4.55, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 28, 2019 and September 29, 2018:

	2019	2018
Selling, general and administrative	$50,706	$24,939
Product development	4,362	5,353
Total stock-based compensation expense before taxes	$55,068	$30,292

As of September 28, 2019 there was $148,200 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of September 28, 2019 the weighted average period over which the compensation expense is expected to be recognized is 3.48 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan were outstanding at September 28, 2019. There are an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 231,337 shares were outstanding at September 28, 2019. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

Notes to Consolidated Financial Statements (continued)

As of September 28, 2019, there were 193,863 shares available for grant under the 2010 Equity Incentive Plan. The 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following tables summarize stock option activity during fiscal years 2018 and 2019:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, September 30, 2017	34,200	212,081	246,281	$8.36	3.95
Grants	20,500	-	20,500	6.22
Vested	(10,000)	10,000	-	3.25
Exercises	-	(31,800)	(31,800)	5.60
Cancellations/forfeitures	-	(7,844)	(7,844)	9.68

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76
Grants	34,500	6,000	40,500	3.58
Vested	(16,000)	16,000	-	3.96
Exercises	-	-	-	-
Cancellations/forfeitures	(3,800)	(32,500)	(36,300)	6.24

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.00	3.99

Information related to the stock options vested or expected to vest as of September 28, 2019 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$2.01	-	$3.00	20,300	6.89	$2.69	9,800	$2.73
$3.01	-	$4.00	46,500	9.53	3.61	8,400	3.64
$4.01	-	$5.00	16,600	4.74	4.34	14,200	4.37
$5.01	-	$10.00	37,000	4.20	7.75	28,600	7.90
$10.01	-	$15.00	110,937	0.96	11.44	110,937	11.44
			231,337	3.99	$8.00	171,937	$9.39

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $0 as of September 28, 2019 and $13,625 as of September 29, 2018. There were 31,800 stock options exercised during the year ended September 29, 2018 with a total intrinsic value of $140,350 and none during the year ended September 28, 2019. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Notes to Consolidated Financial Statements (continued)

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 28, 2019 and September 29, 2018.

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

The Company’s available for sale securities consist of money market mutual funds held in a brokerage account, which are classified as cash equivalents and measured at fair value.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the fiscal years ended September 28, 2019 and September 29, 2018, there were no transfers between levels.

As of September 28, 2019, the Company did not hold any assets classified as Level 1, Level 2 or Level 3 and as of September 29, 2018, the Company did not hold any assets classified as Level 2 or Level 3.

Notes to Consolidated Financial Statements (continued)

The following table sets forth by level, within the fair value hierarchy, the assets measured at fair value on a recurring basis as of September 29, 2018, in accordance with the fair value hierarchy as defined above:

September 29, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)

Mutual funds:
Money market funds	$1,020,039	$1,020,039
Total mutual funds	1,020,039	1,020,039

Total assets	$1,020,039	$1,020,039

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 28, 2019 or September 29, 2018.

Earnings (Loss) per Share (EPS)

The Company presents both a “basic” and a “diluted” EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In computing diluted EPS, stock options that are dilutive (i.e., those that reduce earnings per share) are included in the calculation of EPS using the treasury stock method. The exercise of outstanding stock options is not included if the result would be antidilutive, such as when a net loss is reported for the period or the option exercise price is greater than the average market price for the period presented.

Research and Development

Research and development costs are included in product development expenses in the consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred and were $332,704 and $520,663 in fiscal 2019 and 2018, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of revenue; such amounts were $2,217,997 and $2,027,944 in fiscal years 2019 and 2018, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2019 fiscal year ended on September 28, 2019 and included 52 weeks. The 2018 fiscal year ended on September 29, 2018 and included 52 weeks.

Reclassifications

Certain footnote reclassifications have been made to prior year amounts to conform to this year’s presentation for income taxes in Note 10.

New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers, amended by ASU 2015-14 (Topic 606), ASU 2016-10, ASU 2016-11 and ASU 2016-12

In May 2014, the FASB and the International Accounting Standards Board issued guidance on the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP and International Financial Reporting Standards that would: (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The new guidance was effective for the Company beginning September 30, 2018. The Company has elected to adopt ASC 606 using the modified retrospective method approach as of September 30, 2018, which approach was applied to all contracts not completed as of such date. The adoption of this standard did not have a material impact on the financial statements included herewith.

Notes to Consolidated Financial Statements (continued)

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

(4) Net Income (Loss) Per Share

Outstanding potentially dilutive stock options, which were not included in the net income (loss) per share amounts as their effect would have been anti-dilutive, were 220,837 and 227,137 shares in fiscal years 2019 and 2018, respectively.

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

As of September 29, 2018, cash equivalents consisted of the following:

		Accrued	Gross Unrealized		Estimated
	Cost	Interest	Gains	Losses	Fair Value

Money market mutual funds	$1,020,039	$-	$-	$-	$1,020,039

(6) Inventories

Inventories consist of the following:

	September 28, 2019	September 29, 2018

Finished goods	$120,726	$-
Work in process	182,863	356,278
Raw materials and supplies	738,623	1,012,418
Total inventories	$1,042,212	$1,368,696

As a result of changes in the market for certain Company products and the resulting excess quantities, carrying amounts for those inventories were reduced by approximately $184,000 during the fiscal year ended September 29, 2018. This inventory write-down was reflected in cost of goods sold in the statements of operations. Management believes that this reduction properly reflected inventory at lower of cost or net realizable value, and no additional losses will be incurred upon disposition of the excess quantities. While it is at least reasonably possible that the estimate will change materially in the near term, no estimate can be made of the range of additional loss that is at least possible.

(7) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 28, 2019	September 29, 2018	Estimated Useful Life (years)
Engineering and manufacturing equipment	$2,181,649	$2,168,148	3	-	8
Demonstration equipment	845,541	845,541		3
Furniture and fixtures	1,020,616	1,020,862	3	-	8
Automobile	49,441	49,441		5
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease
Total equipment and leasehold improvements	4,591,756	4,578,501
Less accumulated depreciation and amortization	(4,554,275)	(4,529,298)
Equipment and leasehold improvements, net	$37,481	$49,203

Notes to Consolidated Financial Statements (continued)

Depreciation expense was $27,942 and $48,213 for the fiscal years ended September 28, 2019 and September 29, 2018, respectively.

(8) Leases

On March 27, 2014, the Company entered into a lease for its current facilities commencing April 1, 2014. This lease is located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 28, 2019 and September 29, 2018 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021. Future minimum lease payments under the remainder of this lease total $342,000 at September 28, 2019 (payable at $171,000 in 2020 and $171,000 in 2021).

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

The following table reflects changes in the Company's accrued warranty account:

	September 28, 2019	September 29, 2018
Beginning balance	$3,312	$15,911
Plus: accruals related to new sales	18,703	2,204
Less: payments and adjustments to prior period accruals	(2,714)	(14,803)

Ending balance	$19,301	$3,312

(10) Income Taxes

The income tax expense (benefit) is different from what would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	September 28, 2019		September 29, 2018
	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$132,599	21.0%	$(362,946)	(24.5%)
State income tax provision, net of federal benefit	(6,883)	(1.1%)	(70,523)	(4.8%)
Federal research credits	(96,075)	(15.2%)	(69,439)	(4.7%)
Change in state income tax rate	-	-	(41,961)	(2.8%)
Change in federal income tax rate	-	-	1,443,180	97.5%
Other	23,116	3.7%	19,977	1.4%
Valuation allowance	(52,757)	(8.4%)	(918,288)	(62.1%)

Total income tax expense (benefit)	$-	-	$-	-

Notes to Consolidated Financial Statements (continued)

Deferred income taxes consist of the following:

	September 28, 2019	September 29, 2018
Inventory differences	$1,209,239	$1,206,040
Net operating losses	1,945,238	1,554,615
Deferred revenue	-	568,917
Stock based compensation	123,658	116,149
Tax credits	520,176	374,239
Other	142,021	173,128
Total	3,940,332	3,993,088
Less: valuation allowance	(3,940,332)	(3,993,088)

Total	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States. The TCJA reduced the U.S. corporate tax rate from the 34% to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted law, the Company was required to revalue all deferred tax assets and liabilities existing as of December 31, 2017 to reflect the reduction in the federal tax rate. This revaluation resulted in a reduction to the Company’s deferred tax asset of $1.4 million, with a corresponding reduction to the Company’s valuation allowance. Consequently, there was no impact on the accompanying consolidated financial statements that resulted from the reduction in the federal tax rate. Other relevant provisions of the TCJA did not have a material impact on the accompanying consolidated financial statements.

During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2019, the change in the valuation allowance was $52,756 and related primarily to the TCJA. During fiscal year 2018, the change in the valuation allowance was $918,288 and related primarily to the TCJA.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal purposes, the tax years 2015 through 2018 and for state purposes 2015 through 2018 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $352,279 available through fiscal year 2039 and net operating loss carryforwards of $7,423,299 available through fiscal year 2038 and the net operating loss carryforward generated in fiscal year 2019 will carryforward indefinitely. In addition, the Company has Massachusetts research credits of $212,529 available through fiscal year 2034 and net operating loss carryforwards of $6,431,410 available through fiscal year 2039.

(11) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2019 or 2018. The Company's matching contributions were $67,082 and $67,750 in fiscal years 2019 and 2018, respectively.

Notes to Consolidated Financial Statements (continued)

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid to eligible employees at September 28, 2019 or September 29, 2018.

(12) Major Customers and Export Revenue

In fiscal year 2019, the Company had three customers representing 96% (47%, 36% and 13%) of total net revenue and at September 28, 2019 had one customer representing 98% of accounts receivable. In fiscal year 2018, the Company had one customer representing 87% of total net revenue and at September 29, 2018 had one customer representing 95% of accounts receivable.

A breakdown of net revenue is as follows:

	September 28, 2019	September 29, 2018
Domestic	$6,757,118	$3,422,545
Foreign	267,005	262,394

Total Revenue	$7,024,123	$3,684,939

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 28, 2019	September 29, 2018
Mid-East and Africa	70.5%	65.8%
Far East	29.2%	34.2%
Europe	0.3%	-

The Company sold products to customers located in five countries during the year ended September 28, 2019 and to customers located in four countries during the year ended September 29, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

	September 28, 2019	September 29, 2018
Saudi Arabia	42.0%	46.0%
Philippines	29.2%	34.2%
Egypt	27.5%	14.8%
Jordan	-	5.0%
Other	1.3%	-

(13) Related Party Transactions

On August 29, 2019 the Company issued a Demand Promissory Note in favor of Carl H. Guild, Jr. in the principal amount of $300,000. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. This note was repaid with interest in the amount of $411 on September 23, 2019.

Notes to Consolidated Financial Statements (continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Technical Communications Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Technical Communications Corporation and Subsidiary (the Company) as of September 28, 2019, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019, and the results of its operations and its cash flows for the year ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the fiscal year ended September 28, 2019 the Company generated $631,000 of net income, however for the prior seven year period from fiscal 2012 to fiscal 2018, the Company suffered recurring losses from operations and has an accumulated deficit of $2,155,000 at September 28, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

December 5, 2019

We have served as the Company’s auditors since 2019.

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

