Form 10-Q
period 2019-12-28
TECHNICAL COMMUNICATIONS CORP
filed 2020-02-11
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of February 3, 2020.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 28, 2019	September 28, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$747,831	$1,593,395
Accounts receivable - trade	270,225	125,923
Inventories, net	1,028,206	1,042,212
Other current assets	100,313	118,250
Total current assets	2,146,575	2,879,780

Equipment and leasehold improvements	4,591,756	4,591,756
Less: accumulated depreciation and amortization	(4,560,117)	(4,554,275)
Equipment and leasehold improvements, net	31,639	37,481

Operating lease right-of-use asset	669,269	-

Total Assets	$2,847,483	$2,917,261

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$148,032	$-
Accounts payable	95,116	355,158
Accrued liabilities:
Accrued compensation and related expenses	170,998	238,171
Customer deposits	108,485	2,046
Accrued commissions	34,463	84,804
Other current liabilities	17,302	17,533

Total current liabilities	574,396	697,712

Long-term operating lease liabilities	521,237	-

Total liabilities	1,095,633	697,712

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at December 28, 2019 and September 28, 2019	185,041	185,041
Additional paid-in capital	4,202,214	4,189,439
Accumulated deficit	(2,635,405)	(2,154,931)
Total stockholders’ equity	1,751,850	2,219,549

Total Liabilities and Stockholders’ Equity	$2,847,483	$2,917,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018

Net revenue	$665,925	$1,112,345
Cost of revenue	357,074	712,921
Gross profit	308,851	399,424

Operating expenses:
Selling, general and administrative	584,150	544,661
Product development	205,394	107,368
Total operating expenses	789,544	652,029

Operating loss	(480,693)	(252,605)

Other income:
Interest income	219	5,014

Net loss	$(480,474)	$(247,591)

Net loss per common share:
Basic	$(0.26)	$(0.13)
Diluted	$(0.26)	$(0.13)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Operating Activities:
Net loss	(480,474)	(247,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,842	8,828
Stock-based compensation	12,775	8,800

Changes in certain operating assets and liabilities:
Accounts receivable	(144,302)	357,649
Inventories	14,006	(4,411)
Other current assets	17,937	46,507
Customer deposits	106,439	(24,887)
Deferred revenue	-	(384,907)
Accounts payable and other accrued liabilities	(377,787)	5,705

Net cash used in operating activities	(845,564)	(234,307)

Cash and cash equivalents at beginning of the period	1,593,395	1,982,434

Cash and cash equivalents at end of the period	$747,831	$1,748,127

Supplemental Disclosures:

Income taxes paid	$912	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018

Shares of common stock:
Beginning balance	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041

Ending balance	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,189,439	$4,134,371
Stock-based compensation	12,775	8,800

Ending balance	$4,202,214	$4,143,171

Accumulated deficit:
Beginning balance	$(2,154,931)	$(2,786,356)
Net loss	(480,474)	(247,591)

Ending balance	(2,635,405)	(3,033,947)

Total stockholders’ equity	$1,751,850	$1,294,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 26, 2020.

The September 28, 2019 consolidated balance sheet contained herein was derived from the Company’s September 28, 2019 audited consolidated balance sheet as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2019 included in its Annual Report on Form 10-K as filed with the SEC.

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,635,000 at December 28, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its principal sources of liquidity will only be sufficient to fund activities to December 2020. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

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

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended September 28, 2019 (“2019 Annual Report”) and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2019 Annual Report.

Recently Adopted Accounting Standard - Leases

Leases

Effective September 29, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. ASU 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption of this standard required the Company to recognize a right-of-use asset and a corresponding lease liability associated with the operating lease on its facilities at 100 Domino Drive, Concord, MA in the amount of $767,712 at September 29, 2019. The adoption of ASC 842 did not materially change the Company’s consolidated statements of income or consolidated statements of cash flows. See “Note 6. Leases” for further discussion.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first quarter of each of fiscal 2020 and 2019:

	2020	2019

Selling, general and administrative expenses	$11,082	$7,596
Product development expenses	1,693	1,204
Total share-based compensation expense before taxes	$12,775	$8,800

As of December 28, 2019, there was $166,678 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 28, 2019, the weighted average period over which the compensation expense is expected to be recognized is 3.49 years.

As of December 28, 2019, there were 191,200 shares available for grant under the Technical Communications Corporation 2010 Equity Incentive Plan. TCC’s 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan.

The following table summarizes stock option activity during the first three months of fiscal 2020:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.36	3.95
Grants	20,000	-	20,000	1.87	9.94
Vested	-	-	-
Cancellations/forfeitures	-	(13,837)	(13,837)	11.51

Outstanding, December 28, 2019	79,400	158,100	237,500	$7.28	4.45

Information related to the stock options vested and expected to vest as of December 28, 2019 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	9.94	$1.87	-	$-
$2.01	-	$3.00	20,300	6.64	2.69	9,800	2.73
$3.01	-	$4.00	46,500	9.28	3.61	8,400	3.64
$4.01	-	$5.00	16,600	4.49	4.34	14,200	4.37
$5.01	-	$10.00	37,000	3.96	7.75	28,600	7.90
$10.01	-	$15.00	97,100	0.73	11.43	97,100	11.43
			237,500	4.45	$7.28	158,100	$9.20

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 28, 2019 and December 29, 2018 was $33,758 and $0, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three months of fiscal 2020 and 2019.

Revenue type:

	2020	2019

Engineering services	$408,824	$990,438
Equipment sales	257,101	121,907
Total	$665,925	$1,112,345

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

Equipment sales revenue consists of sales of communications security equipment for voice, data, facsimile and video networks for military, government and corporate/industrial applications. Equipment sales are billed to the customer upon shipment with typical payment terms requiring a down payment at the time of order with the balance due prior to shipment. For government and certain long term customers, we may grant net payment terms.

NOTE 5.	Inventories

Inventories consisted of the following:

	December 28, 2019	September 28, 2019
Finished goods	$75,289	$120,726
Work in process	151,488	182,863
Raw materials	801,429	738,623
Total inventory, net	$1,028,206	$1,042,212

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company believes that it will exercise the remaining option to extend the lease, notice of which must be given by March 1, 2021. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three month periods ended December 28, 2019 and December 29, 2018 was $43,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The table below presents the maturity of the Company’s operating lease liability as of December 28, 2019:

January - September 2020	$127,953
2021	170,604
2022	170,604
2023	170,604
2024	85,302
Total lease payments	725,067
Less: Imputed interest	(55,798)
Total lease liability	$669,269

NOTE 7.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 28, 2019 and December 29, 2018 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 8.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 237,500 shares at December 28, 2019 and 227,137 shares at December 29, 2018.

NOTE 9.	Major Customers and Export Sales

During the three months ended December 28, 2019, the Company had two customers that represented 87% (61% and 26%, respectively) of net revenue and at December 28, 2019 had one customer representing 99% of accounts receivable. During the three months ended December 29, 2018, the Company had one customer that represented 74% of net revenue and at December 29, 2018 had one customer representing 100% of accounts receivable.

A breakdown of foreign and domestic net revenue for first three months of fiscal 2020 and 2019 is as follows:

	2020	2019

Domestic	$492,209	$1,022,677
Foreign	173,716	89,668
Total net revenue	$665,925	$1,112,345

The Company sold products into one country during the three month period ended December 28, 2019 and two countries during the three month period ended December 29, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2020 and 2019.

	2020	2019

Saudi Arabia	100%	88%
Philippines	-	12%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2020 and 2019 is as follows:

	2020	2019

Mid-East and Africa	100%	88%
Far East	-	12%

NOTE 10.	Cash Equivalents and Marketable Securities

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

Available for sale securities are carried at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income (loss). Held to maturity securities, of which there were none at December 28, 2019 or September 29, 2018, are carried at amortized cost. The cost of securities sold is determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 28, 2019 and we have not adopted any accounting policies that have had or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 as filed with the SEC.

Results of Operations

Three Months ended December 28, 2019 compared to Three Months ended December 29, 2018

Net Revenue

Total net revenue for the quarter ended December 28, 2019 was $666,000, compared to $1,112,000 for the quarter ended December 29, 2018, a decrease of 40%. Revenue for the first quarter of fiscal 2020 consisted of $492,000, or 74%, from domestic sources and $174,000, or 26%, from international customers as compared to the same period in fiscal 2019, during which revenue consisted of $1,023,000, or 92%, from domestic sources and $89,000, or 8%, from international customers.

Foreign sales consisted of a shipment to one country during the quarter ended December 28, 2019 and two countries during the quarter ended December 29, 2018. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2020 and 2019:

	2020	2019

Saudi Arabia	$174,000	$79,000
Philippines	-	10,000
	$174,000	$89,000

For the three months ended December 28, 2019, revenue was derived primarily from sales of our engineering services amounting to $409,000 and shipments of our internet protocol data encryptors to a customer in a Middle Eastern country amounting to $172,000.

For the three months ended December 29, 2018, revenue was derived primarily from sales of our engineering services amounting to $990,000 and shipments of our internet protocol data encryptors to a customer in the Middle East amounting to $79,000.

Gross Profit

Gross profit for the first quarter of fiscal 2020 was $309,000, compared to gross profit of $399,000 for the same period of fiscal 2019, a decrease of 23%. Gross profit expressed as a percentage of total net revenue was 46% for the first quarter of fiscal 2020 compared to 36% for the same period in fiscal 2019. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2020 were $584,000, compared to $545,000 for the same quarter in fiscal 2019. This increase of $39,000, or 7%, was attributable to increases in general and administrative expenses of $29,000 and increases in selling and marketing expenses of $9,000 during the three months ended December 28, 2019.

The increase in general and administrative expenses for the three months ended December 28, 2019 was primarily attributable to increases in audit and legal fees of $17,000, an increase in director fees of $8,000 and an increase in insurance of $9,000. These increases were partially offset by a decrease in outside certification costs of $6,000 during the quarter.

The increase in selling and marketing expenses for the three months ended December 28, 2019 was primarily attributable to increases in payroll and payroll related expenses of $30,000 and product demonstration costs of $19,000. These increases were offset by decreases in third party sales support and outside commissions of $5,000, bid and proposal costs of $13,000, outside consulting costs of $13,000 and product evaluation costs of $7,000 for the period.

Product Development Costs

Product development costs for the quarter ended December 28, 2019 were $205,000, compared to $107,000 for the quarter ended December 29, 2018. This increase of $98,000, or 91%, was attributable to a decrease in billable engineering services contracts during the first quarter of fiscal 2020 that resulted in increased product development costs of $383,000. These increased costs were partially offset by a decrease in engineering project costs of $204,000 and payroll and payroll related expenses of $73,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $409,000 of billable engineering services revenue generated during the first quarter of fiscal 2020 and $990,000 in the first quarter of fiscal 2019.

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

Net Loss

The Company generated a net loss of $480,000 for the first quarter of fiscal 2020, compared to a net loss of $248,000 for the same period of fiscal 2019. This increase in net loss is primarily attributable to a 23% decrease in gross profit and an increase in operating expenses of 21% during the first quarter of fiscal 2020.

Liquidity and Capital Resources

Our cash and cash equivalents at December 28, 2019 totaled $748,000 and we continue to have no debt.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,635,000 at December 28, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to December 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. We are also pursuing raising capital. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so. Should we be unsuccessful in these efforts, we would be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 28, 2019	December 29, 2018

Net loss	$(480,000)	$(248,000)
Changes not affecting cash	19,000	18,000
Changes in assets and liabilities	(384,000)	(4,000)

Cash used in operating activities	(845,000)	(234,000)

Net change in cash, cash equivalents and restricted cash	(845,000)	(234,000)
Cash and cash equivalents - beginning of period	1,593,000	1,982,000

Cash and cash equivalents - end of period	$748,000	$1,748,000

Company Facilities

On April 1, 2014, the Company entered into a new lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The lease expense for each of the three month periods ended December 28, 2019 and December 29, 2018 was $43,000.

Backlog

Backlog at December 28, 2019 and September 28, 2019 amounted to $1,015,000 and $1,154,000, respectively. The orders in backlog at December 28, 2019 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 28, 2019 and September 28, 2019, the Company had no outstanding letters of credit.

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

During the three month periods ended December 28, 2019 and December 29, 2018 the Company spent $205,000 and $107,000, respectively, on internal product development. The Company also spent $236,000 and $628,000, respectively, on billable development efforts during the first three months of fiscal 2020 and 2019, respectively. The Company’s total product development costs during the first three months of fiscal 2020 were 40% lower than the same period in fiscal 2019 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2020.

New Accounting Pronouncements

ASU No. 2016-02, Leases

In February 2016, the FASB issued guidance under ASU No. 2016-02, Leases, with respect to leases. This ASU requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption. The new guidance was effective for the Company beginning September 29, 2019. The adoption of this standard required the Company to recognize a right-of-use asset and a corresponding lease liability associated with the operating lease on its facilities at 100 Domino Drive, Concord, MA in the amount of $767,712 at September 29, 2019.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first three months of the Company’s 2020 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 28, 2019 as a result of the material weaknesses in our internal control over financial reporting discussed below.

As previously disclosed under Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, as well as prior fiscal years, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses in such internal control related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management also previously identified a material weakness due to a lack of sufficient staff to segregate accounting duties. During fiscal year 2018, the Company also identified a lack of an adequately trained accounting department and an independent review of financial reporting, as well as a material weakness in internal control over significant non-routine transactions.

Nonetheless, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described below.

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

The Company continues to make significant progress in improving its internal control over financial reporting but these remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of its 2020 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first quarter of TCC’s fiscal 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first quarter of its 2020 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 11, 2020	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 11, 2020	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer