Form 10-Q
period 2020-03-28
TECHNICAL COMMUNICATIONS CORP
filed 2020-05-28
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of May 15, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Technical Communications Corporation (the “Company”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2020, the Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (the “Form 10-Q”) due to circumstances related to COVID-19. Specifically, the need to address the immediate and evolving impacts of COVID-19 on the Company’s business and operations, including compliance with local governmental orders that require most TCC employees to fully or partially work from home, significantly limited access to the facilities, books and records, as well as the support from the Company’s accounting and other staff, necessary to prepare the report and slowed the Company’s normal quarterly close and financial reporting processes related to the Form 10-Q.

PART I. Financial Information

Item 1.	Financial Statements

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 28, 2020	September 28, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$607,156	$1,593,395
Accounts receivable - trade	227,697	125,923
Inventories, net	1,031,484	1,042,212
Other current assets	108,361	118,250
Total current assets	1,974,698	2,879,780

Equipment and leasehold improvements	4,591,756	4,591,756
Less: accumulated depreciation and amortization	(4,565,363)	(4,554,275)
Equipment and leasehold improvements, net	26,393	37,481

Operating lease right-of-use asset	632,779	-

Total Assets	$2,633,870	$2,917,261

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$149,424	$-
Accounts payable	47,801	355,158
Accrued liabilities:
Accrued compensation and related expenses	221,292	238,171
Customer deposits	307,865	2,046
Accrued commissions	1,569	84,804
Other current liabilities	18,004	17,533
Total current liabilities	745,955	697,712

Long-term operating lease liabilities	483,355	-

Total liabilities	1,229,310	697,712

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at March 28, 2020 and September 28, 2019	185,041	185,041
Additional paid-in capital	4,216,190	4,189,439
Accumulated deficit	(2,996,671)	(2,154,931)
Total stockholders’ equity	1,404,560	2,219,549

Total Liabilities and Stockholders’ Equity	$2,633,870	$2,917,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019

Net revenue	$722,751	$1,928,468
Cost of revenue	413,958	1,129,236
Gross profit	308,793	799,232

Operating expenses:
Selling, general and administrative	513,221	595,270
Product development	156,991	36,325
Total operating expenses	670,212	631,595

Operating (loss) income	(361,419)	167,637

Other income:
Interest income	153	4,971

Net (loss) income	$(361,266)	$172,608

Net (loss) income per common share:
Basic	$(0.20)	$0.09
Diluted	$(0.20)	$0.09

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 28, 2020	March 30, 2019

Net revenue	$1,388,676	$3,040,813
Cost of revenue	771,032	1,842,157
Gross profit	617,644	1,198,656

Operating expenses:
Selling, general and administrative	1,097,371	1,139,932
Product development	362,385	143,694
Total operating expenses	1,459,756	1,283,626

Operating loss	(842,112)	(84,970)

Other income:
Interest income	372	9,986

Net loss	$(841,740)	$(74,984)

Net loss per common share:
Basic	$(0.46)	$(0.04)
Diluted	$(0.46)	$(0.04)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 28, 2020	March 30, 2019

Operating Activities:
Net loss	(841,740)	(74,984)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,088	15,775
Stock-based compensation	26,751	17,584

Changes in certain operating assets and liabilities:
Accounts receivable	(101,774)	274,692
Inventories	10,728	326,116
Other current assets	9,889	5,558
Customer deposits	305,819	(34,973)
Deferred revenue	-	(857,855)
Accounts payable and other accrued liabilities	(407,000)	111,005

Net cash used in operating activities	(986,239)	(217,082)

Cash and cash equivalents at beginning of the period	1,593,395	1,982,434

Cash and cash equivalents at end of the period	$607,156	$1,765,352

Supplemental Disclosures:

Income taxes paid	$912	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Shares of common stock:
Beginning balance	1,850,403	1,850,403	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041	$185,041	$185,041

Ending balance	$185,041	$185,041	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,202,214	$4,143,171	$4,189,439	$4,134,371
Stock-based compensation	13,976	8,784	26,751	17,584

Ending balance	$4,216,190	$4,151,955	$4,216,190	$4,151,955

Accumulated deficit:
Beginning balance	$(2,635,405)	$(3,033,947)	$(2,154,931)	$(2,786,356)
Net income (loss)	(361,266)	172,608	(841,740)	(74,984)

Ending balance	$(2,996,671)	$(2,861,339)	$(2,996,671)	$(2,861,339)

Total stockholders’ equity	$1,404,560	$1,475,657	$1,404,560	$1,475,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,997,000 at March 28, 2020. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On April 17, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration under its Paycheck Protection Program as authorized under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan is in the amount of $474,400 and a portion of the loan is expected to be forgiven under provisions of the CARES Act. The remainder of the loan will be paid back over two years at an interest rate of 1% beginning six months from the date of the loan. This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for an eight week period following the loan date.

In order to have sufficient capital resources to fund operations beyond the temporary relief provided by the CARES Act loan, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. TCC closed its facility due to health and safety concerns but has been able to maintain operations with employees working remotely. Nonetheless, any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

The Company is also pursuing raising debt or equity capital. Although the Company believes its ability to secure such new business or raise new capital is likely, the Company cannot provide assurances it will be able to do so, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended September 28, 2019 (“2019 Annual Report”) and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2019 Annual Report.

Recently Adopted Accounting Standard - Leases

Leases

Effective September 29, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption of this standard required the Company to recognize a right-of-use asset and a corresponding lease liability associated with the operating lease on its facilities at 100 Domino Drive, Concord, MA in the amount of $767,712 at September 29, 2019. The adoption of ASC 842 did not materially change the Company’s consolidated statements of income or consolidated statements of cash flows. See “Note 6. Leases” below for further discussion.

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first quarter and first six months of each of fiscal 2020 and 2019:

	March 28, 2020		March 30, 2019
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$10,161	21,243	$7,587	15,183
Product development expenses	3,815	5,508	1,197	2,401
Total share-based compensation expense before taxes	$13,976	$26,751	$8,784	$17,584

As of March 28, 2020, there was $151,802 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 28, 2020, the weighted average period over which the compensation expense is expected to be recognized is 3.22 years.

As of March 28, 2020, there were 187,700 shares available for grant under the Technical Communications Corporation 2010 Equity Incentive Plan. TCC’s 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan, although vested, unexercised options remain outstanding under the 2005 Plan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first six months of fiscal 2020:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.36	3.95
Grants	20,000	-	20,000	1.87	9.94
Vested	-	-	-
Cancellations/forfeitures	-	(13,837)	(13,837)	11.51

Outstanding, December 28, 2019	79,400	158,100	237,500	$7.28	4.45
Grants	-	-	-	-	-
Vested	(6,300)	6,300	-	4.22
Cancellations/forfeitures	-	(7,000)	(7,000)	7.02

Outstanding, March 28, 2020	73,100	157,400	230,500	$7.28	4.33

Information related to the stock options vested and expected to vest as of March 28, 2020 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	9.69	$1.87	-	$-
$2.01	-	$3.00	20,300	6.39	2.69	14,000	2.72
$3.01	-	$4.00	46,500	9.03	3.61	8,400	3.64
$4.01	-	$5.00	16,600	4.24	4.34	14,200	4.37
$5.01	-	$10.00	30,000	4.60	7.75	23,700	8.10
$10.01	-	$15.00	97,100	0.48	11.43	97,100	11.43
			230,500	4.33	$7.28	157,400	$9.10

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 28, 2020 and March 30, 2019 was $0. Unvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three and six month periods ended March 28, 2020 and March 30, 2019.

Revenue type:

	March 28, 2020		March 30, 2019
	3 months	6 months	3 months	6 months

Engineering services	$457,818	$866,642	$877,080	$1,867,519
Equipment sales	264,933	522,034	1,051,388	1,173,294
Total	$722,751	$1,388,676	$1,928,468	$3,040,813

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

NOTE 5.	Inventories

Inventories consisted of the following:

	March 28, 2020	September 28, 2019
Finished goods	$75,289	$120,726
Work in process	215,423	182,863
Raw materials	740,772	738,623
Total inventory, net	$1,031,484	$1,042,212

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company believes that it will exercise the remaining option to extend the lease, notice of which must be given by March 1, 2021. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three and six month periods ended March 28, 2020 and March 30, 2019 was $43,000 and $85,000, respectively.

The table below presents the maturity of the Company’s operating lease liability as of March 28, 2020:

April - September 2020	$85,301
2021	170,604
2022	170,604
2023	170,604
2024	85,302
Total lease payments	682,415
Less: Imputed interest	(49,636)
Total lease liability	$632,779

NOTE 7.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended March 28, 2020 and March 30, 2019 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 8.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 230,500 shares at March 28, 2020 and 215,137 shares at March 30, 2019.

NOTE 9.	Major Customers and Export Sales

During the three months ended March 28, 2020, the Company had two customers that represented 87% (63% and 24%, respectively) of net revenue as compared to the three months ended March 30, 2019, during which two customers represented 94% (49% and 45%, respectively) of net revenue. During the six month period ended March 28, 2020, the Company had two customers that represented 75% (63% and 12%, respectively) of net revenue as compared to the six month period ended March 30, 2019, during which two customers represented 92% (61% and 31%, respectively) of net revenue.

A breakdown of foreign and domestic net revenue for the first three and six months of fiscal 2020 and 2019 is as follows:

	March 28, 2020		March 30, 2019
	3 months	6 months	3 months	6 months

Domestic	$495,838	$988,047	$1,821,788	$2,844,465
Foreign	226,913	400,629	106,680	196,348
Total net revenue	$722,751	$1,388,676	$1,928,468	$3,040,813

The Company sold products into two countries during each of the three month periods ended March 28, 2020 and March 30, 2019. The Company sold products into two countries during the six month period ended March 28, 2020 and three countries during the six month period ended March 30, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

	March 28, 2020		March 30, 2019
	3 months	6 months	3 months	6 months

Saudi Arabia	99%	99%	31%	57%
Bahrain	1%	1%	-	-
Egypt	-	-	69%	38%
Philippines	-	-	-	5%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 28, 2020		March 30, 2019
	3 months	6 months	3 months	6 months

Mid-East and Africa	100%	100%	100%	95%
Far East	-	-	-	5%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 10.	Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available for sale. The Company accounts for marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities.

NOTE 11.	Subsequent Event

On April 17, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration under its Paycheck Protection Program as authorized under the CARES Act. The loan is in the amount of $474,400 and a portion of the loan is expected to be forgiven under provisions of the CARES Act. The remainder of the loan will be paid back over two years at an interest rate of 1% beginning six months from the date of the loan.

NOTE 12.	Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. To date, while the Company did close its facilities due to health and safety concerns, it has been able to maintain its operations via remote working and believes it will be in a strong position to respond to our customers’ needs as restrictions ease and operations return to normal. Nonetheless, it is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of domestic and foreign political unrest; domestic and foreign government policies and economic conditions; changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its 2019 Annual Report and Item 1A in Part II of this Quarterly Report on Form 10-Q for a supplemental risk factor relating to COVID-19.

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

Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. To date, while the Company did close its facilities due to health and safety concerns, it has been able to maintain its operations via remote working and believes it will be in a strong position to respond to our customers’ needs as restrictions ease and operations return to normal. Nonetheless, it is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 28, 2019 and we have not adopted any accounting policies that have had or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our 2019 Annual Report as filed with the SEC.

Results of Operations

Three Months ended March 28, 2020 compared to Three Months ended March 30, 2019

Net Revenue

Total net revenue for the quarter ended March 28, 2020 was $723,000, compared to $1,928,000 for the quarter ended March 30, 2019, a decrease of 63%. Revenue for the second quarter of fiscal 2020 consisted of $496,000, or 69%, from domestic sources and $227,000, or 31%, from international customers as compared to the same period in fiscal 2019, during which revenue consisted of $1,822,000, or 94%, from domestic sources and $106,000, or 6%, from international customers.

Foreign sales consisted of shipments to two countries during each of the quarters ended March 28, 2020 and March 30, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2020 and 2019:

	2020	2019

Saudi Arabia	$224,000	$33,000
Bahrain	3,000	-
Egypt	-	73,000
	$227,000	$106,000

For the three months ended March 28, 2020, revenue was derived primarily from sales of our engineering services amounting to $458,000 and shipments of our internet protocol data encryptors to two customers in a Middle Eastern country amounting to $224,000.

For the three months ended March 30, 2019, revenue was derived primarily from sales of our engineering services amounting to $877,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000.

Gross Profit

Gross profit for the second quarter of fiscal 2020 was $309,000, compared to gross profit of $799,000 for the same period of fiscal 2019, a decrease of 61%. Gross profit expressed as a percentage of total net revenue was 43% for the second quarter of fiscal 2020 compared to 41% for the same period in fiscal 2019. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2020 were $513,000, compared to $595,000 for the same quarter in fiscal 2019. This decrease of $82,000, or 14%, was attributable to decreases in general and administrative expenses of $117,000, which were partially offset by increases in selling and marketing expenses of $35,000 during the three months ended March 28, 2020.

The decrease in general and administrative expenses for the three months ended March 28, 2020 was primarily attributable to decreases in audit and legal fees of $129,000, which were unusually high in fiscal 2019 as a result of the restatement of financial statements during such year, partially offset by an increase in insurance costs of $9,000.

The increase in selling and marketing expenses for the three months ended March 28, 2020 was primarily attributable to increases in payroll and payroll-related expenses of $25,000 and product demonstration costs of $35,000. These increases were offset by decreases in bid and proposal costs of $11,000, outside consulting costs of $9,000 and product evaluation costs of $13,000 for the period.

Product Development Costs

Product development costs for the quarter ended March 28, 2020 were $157,000, compared to $36,000 for the quarter ended March 30, 2019. This increase of $121,000, or 332%, was attributable to a decrease in billable engineering services contracts during the second quarter of fiscal 2020 that resulted in increased product development costs of $389,000. These increased costs were partially offset by decreases in engineering project costs of $166,000 and payroll and payroll-related expenses of $100,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $458,000 of billable engineering services revenue generated during the second quarter of fiscal 2020 and $877,000 in the second quarter of fiscal 2019.

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

Net Loss

The Company generated a net loss of $361,000 for the second quarter of fiscal 2020, compared to net income of $173,000 for the same period of fiscal 2019. This net loss is primarily attributable to a 61% decrease in gross profit and an increase in operating expenses of 6% during the second quarter of fiscal 2020.

Six Months ended March 28, 2020 compared to Six Months ended March 30, 2019

Net Revenue

Total net revenue for the six months ended March 28, 2020 was $1,389,000, compared to $3,041,000 for the six months ended March 30, 2019, a decrease of 54%. Revenue for the first six months of fiscal 2020 consisted of $988,000, or 71%, from domestic sources and $401,000, or 29%, from international customers as compared to the same period in fiscal 2019, during which revenue consisted of $2,845,000, or 94%, from domestic sources and $196,000, or 6%, from international customers.

Foreign sales consisted of shipments to two countries during the six months ended March 28, 2020 and three countries during the six months ended March 30, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2020 and 2019:

	2020	2019

Saudi Arabia	$398,000	$112,000
Egypt	-	73,000
Philippines	-	11,000
Bahrain	3,000	-
	$401,000	$196,000

For the six months ended March 28, 2020, revenue was derived primarily from sales of our engineering services amounting to $867,000, shipments of our internet protocol data encryptors to three customers in a Middle Eastern country amounting to $398,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $117,000.

For the six months ended March 30, 2019, revenue was derived primarily from sales of our engineering services amounting to $1,867,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000.

Gross Profit

Gross profit for the first six months of fiscal 2020 was $618,000, compared to gross profit of $1,199,000 for the same period of fiscal 2019, a decrease of 48%. Gross profit expressed as a percentage of total net revenue was 44% for the first six months of fiscal 2020 compared to 39% for the same period in fiscal 2019. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2020 were $1,097,000, compared to $1,140,000 for the same period in fiscal 2019. This decrease of $43,000, or 4%, was attributable to decreases in general and administrative expenses of $87,000, offset by increases in selling and marketing expenses of $44,000 during the six months ended March 28, 2020.

The decrease in general and administrative expenses for the six months ended March 28, 2020 was primarily attributable to a decrease in audit and legal fees of $112,000, which were unusually high during fiscal year 2019 as a result of the restatement of financial statements during such year, partially offset by an increase in director fees of $11,000 and an increase in insurance costs of $19,000.

The increase in selling and marketing expenses for the six months ended March 28, 2020 was primarily attributable to increases in payroll and payroll-related expenses of $61,000 and product demonstration costs of $53,000. These increases were offset by decreases in bid and proposal costs of $24,000, outside consulting costs of $23,000 and product evaluation costs of $20,000 for the period.

Product Development Costs

Product development costs for the six months ended March 28, 2020 were $362,000, compared to $144,000 for the six months ended March 30, 2019. This increase of $219,000, or 152%, was attributable to a decrease in billable engineering services contracts during the first six months of fiscal 2020 that resulted in increased product development costs of $772,000, which was partially offset by decreases in engineering project costs of $370,000 and payroll and payroll-related expenses of $173,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $867,000 of billable engineering services revenue generated during the first six months of fiscal 2020 and $1,867,000 in the first six months of fiscal 2019.

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

Net Loss

The Company generated a net loss of $842,000 for the first six months of fiscal 2020, compared to a net loss of $75,000 for the same period of fiscal 2019. This increase in net loss is primarily attributable to a 48% decrease in gross profit and an increase in operating expenses of 14% during the first six months of fiscal 2020.

Liquidity and Capital Resources

Our cash and cash equivalents at March 28, 2020 totaled $607,000 and we had no debt at such date. In April 2020, we received $474,400 from the U.S. Small Business Administration under the Paycheck Protection Program as authorized under the CARES Act. The Company expects a portion of the loan to be forgiven; any amount not forgiven will be paid back over two years at an interest rate of 1% beginning six months from the date of the loan.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $2,997,000 at March 28, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to December 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations beyond the temporary relief provided by the CARES Act loan, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. TCC closed its facility due to health and safety concerns but has been able to maintain operations with employees working remotely. Nonetheless, any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

We are also pursuing raising debt or equity capital. Although we believe our ability to secure such new business or raise new capital is likely, we cannot provide assurances we will be able to do so, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

Should we be unsuccessful in these efforts, we would be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 28, 2020	March 30, 2019

Net loss	$(842,000)	$(75,000)
Changes not affecting cash	38,000	33,000
Changes in assets and liabilities	(182,000)	(175,000)

Cash used in operating activities	(986,000)	(217,000)

Cash and cash equivalents - beginning of period	1,593,000	1,982,000

Cash and cash equivalents - end of period	$607,000	$1,765,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The lease expense for each of the six month periods ended March 28, 2020 and March 30, 2019 was $85,000.

Backlog

Backlog at March 28, 2020 and September 28, 2019 amounted to $471,000 and $1,154,000, respectively. The orders in backlog at March 28, 2020 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 28, 2020 and September 28, 2019, the Company had no outstanding letters of credit.

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

During the six month periods ended March 28, 2020 and March 30, 2019, the Company spent $362,000 and $144,000, respectively, on internal product development. The Company also spent $532,000 and $1,332,000, respectively, on billable development efforts during the first six months of fiscal 2020 and 2019, respectively. The Company’s total product development costs during the first six months of fiscal 2020 were 39% lower than the same period in fiscal 2019 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing particularly in light of the impact of the COVID-19 pandemic on business and the economy in general.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of the Company’s 2020 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 28, 2020 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the second quarter of TCC’s fiscal 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the second quarter of its 2020 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 1A.	Risk Factors

The COVID-19 pandemic has disrupted our business and may adversely affect our operations and results of operations.

The COVID-19 pandemic may have a significant and adverse impact on our business. The full extent to which COVID-19 will impact our operating results and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge concerning the virus and the actions by governmental entities or others to address and contain it.

As a result of COVID-19, many of our customers have closed their operations and as a result we are experiencing delays in orders. We believe these are only delays and that as we and our customers return to more normal operations these orders will be restored and future orders will resume on a more predictable basis, but we can make no assurances. While we have not experienced any significant supply problems and there have been no materially late deliveries of components or parts to date, it is possible that in a period of sustained disruption we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

Due to local governmental orders, most employees have been required to fully or partially work from home, significantly limiting the resources available to develop, manufacture and sell our products. Moreover, although we have been able to retain our employees and maintain all vital functions to date, it is possible that in a period of sustained disruption we would be forced to furlough or terminate some or all of our employees.

Finally, we cannot be certain that we will have access to sufficient liquidity to meet our obligations for the time required to allow our customer operations to resume or normalize. We may not be able to obtain additional liquidity on acceptable terms or at all, and any additional relief provided by lenders or governmental agencies may be insufficient to support our operations until business returns to normal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Loan Agreement with BankHometown dated April 17, 2020

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 28, 2020	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 28, 2020	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer