Form 10-Q
period 2020-06-27
TECHNICAL COMMUNICATIONS CORP
filed 2020-08-11
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of August 7, 2020.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 27, 2020	September 28, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$960,549	$1,593,395
Accounts receivable - trade	49,619	125,923
Inventories, net	1,136,695	1,042,212
Other current assets	148,424	118,250
Total current assets	2,295,287	2,879,780

Equipment and leasehold improvements	4,591,756	4,591,756
Less: accumulated depreciation and amortization	(4,570,610)	(4,554,275)
Equipment and leasehold improvements, net	21,146	37,481

Operating lease right-of-use asset	595,946	-

Total Assets	$2,912,379	$2,917,261

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$150,829	$-
Accounts payable	90,196	355,158
Customer deposits	561,609	2,046
Deferred income	474,400	-
Accrued liabilities:
Accrued compensation and related expenses	205,303	238,171
Accrued commissions	32,462	84,804
Other current liabilities	15,455	17,533
Total current liabilities	1,530,254	697,712

Long-term operating lease liabilities	445,117	-

Total liabilities	1,975,371	697,712

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at June 27, 2020 and September 28, 2019	185,041	185,041
Additional paid-in capital	4,231,116	4,189,439
Accumulated deficit	(3,479,149)	(2,154,931)
Total stockholders’ equity	937,008	2,219,549

Total Liabilities and Stockholders’ Equity	$2,912,379	$2,917,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019

Net revenue	$598,730	$1,234,662
Cost of revenue	243,766	789,350
Gross profit	354,964	445,312

Operating expenses:
Selling, general and administrative	505,358	731,728
Product development	332,167	43,092
Total operating expenses	837,525	774,820

Operating loss	(482,561)	(329,508)

Other income:
Interest income	83	3,543

Net loss	$(482,478)	$(325,965)

Net loss per common share:
Basic	$(0.26)	$(0.18)
Diluted	$(0.26)	$(0.18)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 27, 2020	June 29, 2019

Net revenue	$1,987,406	$4,275,475
Cost of revenue	1,014,798	2,631,507
Gross profit	972,608	1,643,968

Operating expenses:
Selling, general and administrative	1,602,729	1,871,659
Product development	694,552	186,785
Total operating expenses	2,297,281	2,058,444

Operating loss	(1,324,673)	(414,476)

Other income:
Interest income	455	13,528

Net loss	$(1,324,218)	$(400,948)

Net loss per common share:
Basic	$(0.72)	$(0.22)
Diluted	$(0.72)	$(0.22)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 27, 2020	June 29, 2019
Operating Activities:
Net loss	$(1,324,218)	$(400,948)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,335	21,498
Stock-based compensation	41,677	43,080

Changes in certain operating assets and liabilities:
Accounts receivable	76,304	515,135
Inventories	(94,483)	286,358
Other current assets	(30,174)	19,465
Customer deposits	559,563	(14,546)
Deferred revenue	-	(1,768,575)
Accounts payable and other accrued liabilities	(352,250)	97,106

Net cash used in operating activities	(1,107,246)	(1,201,427)

Investing Activities:
Additions to equipment and leasehold improvements	-	(16,221)

Net cash used in investing activities	-	(16,221)

Financing Activities:
Proceeds from debt	474,400	-

Net cash provided by financing activities	474,400	-

Net decrease in cash and cash equivalents	(632,846)	(1,217,648)
Cash and cash equivalents at beginning of the period	1,593,395	1,982,434

Cash and cash equivalents at end of the period	$960,549	$764,786

Supplemental Disclosures:

Income taxes paid	$912	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Shares of common stock:
Beginning balance	1,850,403	1,850,403	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041	$185,041	$185,041

Ending balance	$185,041	$185,041	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,216,190	$4,151,955	$4,189,439	$4,134,371
Stock-based compensation	14,926	25,496	41,677	43,080

Ending balance	$4,231,116	$4,177,451	$4,231,116	$4,177,451

Accumulated deficit:
Beginning balance	$(2,996,671)	$(2,861,339)	$(2,154,931)	$(2,786,356)
Net income (loss)	(482,478)	(325,965)	(1,324,218)	(400,948)

Ending balance	$(3,479,149)	$(3,187,304)	$(3,479,149)	$(3,187,304)

Total stockholders’ equity	$937,008	$1,175,188	$937,008	$1,175,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

The September 28, 2019 consolidated balance sheet contained herein was derived from the Company’s September 28, 2019 audited consolidated balance sheet as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2019 included in its Annual Report on Form 10-K as filed with the SEC (the “2019 Annual Report”).

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

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $3,479,000 at June 27, 2020. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On April 17, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration under its Paycheck Protection Program as authorized under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan is in the amount of $474,400 and the Company expects the loan to be forgiven under provisions of the CARES Act. The unforgiven portion of the loan, if any, will be paid back over two years at an interest rate of 1% beginning six months from the date of the loan. This loan was designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for an eight week period following the loan date. The eight week period has been expanded to now include a twenty four week period.

In order to have sufficient capital resources to fund operations beyond the temporary relief provided by the CARES Act loan, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. TCC closed its facility due to health and safety concerns but was able to maintain operations with employees working remotely. In June 2020 the Company reopened its facility with the majority of employees returning to working on-site. Nonetheless, any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

The Company is also pursuing raising debt or equity capital but cannot provide assurances it will be able to do so on terms acceptable to the Company or at all, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in its 2019 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2019 Annual Report.

Recently Adopted Accounting Standards

Leases

Effective September 29, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption of this standard required the Company to recognize a right-of-use asset and a corresponding lease liability associated with the operating lease on its facilities at 100 Domino Drive, Concord, MA in the amount of $767,712 at September 29, 2019. The adoption of ASC 842 did not materially change the Company’s consolidated statements of operations or consolidated statements of cash flows. See “Note 6. Leases” below for further discussion.

SBA Payroll Protection Program loan

During the quarter ended June 26, 2020 the Company adopted IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) to account for the receipt of the loan under the SBA’s Payroll Protection Program. IAS 20 requires the loan to be recognized as deferred income. Derecognition of the liability for any portion of the loan that is forgivable or has been forgiven will occur only when there is a reasonable assurance any conditions attached to the assistance will be met. The income statement effect for the portion of the loan that is forgivable or has been forgiven will consist of either (1) a credit in the income statement, either separately or under a general heading such as “other income,” or (2) a reduction of the related expenses, as the entity recognizes the related cost to which the loan relates.

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the third quarter and first nine months of each of fiscal 2020 and 2019:

	June 27, 2020		June 29, 2019
	3 months	9 months	3 months	9 months

Selling, general and administrative expenses	$11,243	32,486	$24,461	39,644
Product development expenses	3,683	9,191	1,035	3,436
Total share-based compensation expense before taxes	$14,926	$41,677	$25,496	$43,080

As of June 27, 2020, there was $166,333 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 27, 2020, the weighted average period over which the compensation expense is expected to be recognized is 3.34 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

As of June 27, 2020, there were 176,830 shares available for grant under the Technical Communications Corporation 2010 Equity Incentive Plan. The 2010 Plan is set to expire on July 29, 2020 and no new grants will be permitted after that date. TCC’s 2005 Non-Statutory Stock Option Plan has expired and options are no longer available for grant under such plan, although vested, unexercised options remain outstanding under the 2005 Plan.

The following table summarizes stock option activity during the first nine months of fiscal 2020:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.36	3.95
Grants	20,000	–	20,000	1.87	9.94
Vested	–	–	–
Cancellations/forfeitures	–	(13,837)	(13,837)	11.51

Outstanding, December 28, 2019	79,400	158,100	237,500	$7.28	4.45
Grants	–	–	–	–	–
Vested	(6,300)	6,300	–	4.22
Cancellations/forfeitures	–	(7,000)	(7,000)	7.02

Outstanding, March 28, 2020	73,100	157,400	230,500	$7.28	4.33
Grants	14,000	–	14,000	2.48	–
Vested	(14,200)	14,200	–	3.17
Cancellations/forfeitures	–	(3,130)	(3,130)	11.51

Outstanding, June 27, 2020	72,900	168,470	241,370	$6.95	4.47

Information related to the stock options vested and expected to vest as of June 27, 2020 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	9.44	$1.87	4,000	$1.87
$2.01	-	$3.00	34,300	7.66	2.61	14,000	2.72
$3.01	-	$4.00	46,500	8.78	3.61	16,500	3.61
$4.01	-	$5.00	16,600	3.99	4.34	16,300	4.33
$5.01	-	$10.00	30,000	4.35	7.92	23,700	8.10
$10.01	-	$15.00	93,970	0.24	11.43	93,970	11.43
			241,370	4.47	$6.95	168,470	$8.55

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 27, 2020 and June 29, 2019 was $10,960 and $15,390, respectively. Unvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the three and nine month periods ended June 27, 2020 and June 29, 2019.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Revenue type:

	June 27, 2020		June 29, 2019
	3 months	9 months	3 months	9 months

Engineering services	$46,804	$913,446	$952,602	$2,819,676
Equipment sales	551,926	1,073,960	282,060	1,455,799
Total	$598,730	$1,987,406	$1,234,662	$4,275,475

Engineering services revenue consists of funded research and development and technology development for commercial companies and government agencies primarily under fixed-price contracts. The Company also derives revenue from developing and designing custom cryptographic solutions for customers’ unique secure voice, data and video communications requirements and integrating such solutions into existing systems. These contracts can vary but typically call for fixed monthly payments or payments due upon meeting certain milestones. Customers are billed monthly or upon achieving the milestone, and payments are due on a net basis after the billing date.

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

NOTE 5.	Inventories

Inventories consisted of the following:

	June 27, 2020	September 28, 2019
Finished goods	$75,289	$120,726
Work in process	391,630	182,863
Raw materials	669,776	738,623
Total inventory, net	$1,136,695	$1,042,212

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company believes that it will exercise the remaining option to extend the lease, notice of which must be given by March 1, 2021. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three and nine month periods ended June 27, 2020 and June 29, 2019 was $43,000 and $128,000, respectively.

The table below presents the maturity of the Company’s operating lease liability as of June 27, 2020:

July - September 2020	$42,650
2021	170,603
2022	170,603
2023	170,603
2024	85,301
Total lease payments	639,760
Less: Imputed interest	(43,814)
Total lease liability	$595,946

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 7.	Debt

On April 17, 2020, the Company was granted a loan (the “Loan”) from bankHometown in the principal amount of $474,400, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses.

The Loan, which was in the form of a Note dated April 17, 2020, is payable over eighteen months at an interest rate of 1% monthly commencing on October 17, 2020 to the extent not forgiven. Any unforgiven amount of the Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company believes it used the entire Loan amount for qualifying expenses and expects the Loan to be forgiven in its entirety.

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the nine month periods ended June 27, 2020 and June 29, 2019 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 241,370 shares at June 27, 2020 and 231,337 shares at June 29, 2019.

NOTE 10.	Major Customers and Export Sales

During the three months ended June 27, 2020, the Company had three customers that represented 92% (53%, 25% and 14%, respectively) of net revenue as compared to the three months ended June 29, 2019, during which two customers represented 99% (77% and 22%, respectively) of net revenue. During the nine month period ended June 27, 2020, the Company had two customers that represented 68% (46% and 22%, respectively) of net revenue as compared to the nine month period ended June 29, 2019, during which two customers represented 88% (66% and 22%, respectively) of net revenue.

A breakdown of foreign and domestic net revenue for the first three and nine months of fiscal 2020 and 2019 is as follows:

	June 27, 2020		June 29, 2019
	3 months	9 months	3 months	9 months

Domestic	$512,455	$1,500,502	$1,232,187	$4,076,652
Foreign	86,275	486,904	2,475	198,823
Total net revenue	$598,730	$1,987,406	$1,234,662	$4,275,475

The Company sold products into one country during each of the three month periods ended June 27, 2020 and June 29, 2019. The Company sold products into two countries during the nine month period ended June 27, 2020 and four countries during the nine month period ended June 29, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

	June 27, 2020		June 29, 2019
	3 months	9 months	3 months	9 months

Saudi Arabia	100%	99%	–	57%
Egypt	–	–	–	37%
Philippines	–	–	–	5%
Other	–	1%	100%	1%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 27, 2020		June 29, 2019
	3 months	9 months	3 months	9 months

Mid-East and Africa	100%	100%	100%	95%
Far East	–	–	–	5%

NOTE 11.	Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market mutual funds. Money market mutual funds held in a brokerage account are considered available for sale.

NOTE 12.	Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. To date, while the Company did initially close its facilities due to health and safety concerns, it was able to reopen with the majority of employees returning to working onsite in June 2020. The Company has been able to maintain its operations via remote working and now with its fully active facility, and believes it will be in a strong position to respond to our customers’ needs as restrictions ease and operations return to normal. Nonetheless, it is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of domestic and foreign political unrest; domestic and foreign government policies and economic conditions; changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its 2019 Annual Report and Item 1A in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020 as filed with the SEC for a supplemental risk factor relating to COVID-19.

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

Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. To date, while the Company did initially close its facilities due to health and safety concerns, it was able to reopen with the majority of employees returning to working onsite in June 2020. The Company has been able to maintain its operations via remote working and now with its fully active facility, and believes it will be in a strong position to respond to our customers’ needs as restrictions ease and operations return to normal. Nonetheless, it is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

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

Results of Operations

Three Months ended June 27, 2020 compared to Three Months ended June 29, 2019

Net Revenue

Total net revenue for the quarter ended June 27, 2020 was $599,000, compared to $1,235,000 for the quarter ended June 29, 2019, a decrease of 52%. Revenue for the third quarter of fiscal 2020 consisted of $513,000, or 86%, from domestic sources and $86,000, or 14%, from international customers, compared to the same period in fiscal 2019, during which revenue consisted of $1,232,000, or 99%, from domestic sources and $2,000, or 1%, from international customers.

Foreign sales consisted of shipments to one country during each of the quarters ended June 27, 2020 and June 29, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2020 and 2019:

	2020	2019

Saudi Arabia	$86,000	$–
Other	–	2,000
	$86,000	$2,000

For the three months ended June 27, 2020, revenue was derived primarily from sales of our narrowband radio encryptors and various accessories to a domestic customer for deployment into a Middle Eastern country amounting to $316,000. We also shipped our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $149,000 and shipped our internet protocol data encryptors to a customer in a Middle Eastern country amounting to $86,000.

For the three months ended June 29, 2019, revenue was derived primarily from sales of our engineering services amounting to $953,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $280,000.

Gross Profit

Gross profit for the third quarter of fiscal 2020 was $355,000, compared to gross profit of $445,000 for the same period of fiscal 2019, a decrease of 20%. Gross profit expressed as a percentage of total net revenue was 59% for the third quarter of fiscal 2020 compared to 36% for the same period in fiscal 2019. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2020 were $505,000, compared to $732,000 for the same quarter in fiscal 2019. This decrease of $226,000, or 31%, was attributable to decreases in general and administrative expenses of $249,000, which were partially offset by increases in selling and marketing expenses of $23,000 during the three months ended June 27, 2020.

The decrease in general and administrative expenses for the three months ended June 27, 2020 was primarily attributable to decreases in audit and legal fees of $252,000, which were unusually high in fiscal 2019 as a result of the restatement of financial statements during such year.

The increase in selling and marketing expenses for the three months ended June 27, 2020 was primarily attributable to increases in commission expenses of $31,000 and bid and proposal costs of $22,000. These increases were offset by decreases in product evaluation costs of $10,000, product demonstration costs of $7,000 and consulting expenses of $3,000 for the period.

Product Development Costs

Product development costs for the quarter ended June 27, 2020 were $332,000, compared to $43,000 for the quarter ended June 29, 2019. This increase of $289,000, or 671%, was attributable to a decrease in billable engineering services contracts during the third quarter of fiscal 2020 that resulted in increased product development costs of $561,000. These increased costs were partially offset by decreases in consulting costs of $170,000 and payroll and payroll-related expenses of $93,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $47,000 of billable engineering services revenue generated during the third quarter of fiscal 2020 and $953,000 in the third quarter of fiscal 2019.

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

Net Loss

The Company generated a net loss of $482,000 for the third quarter of fiscal 2020, compared to a net loss of $326,000 for the same period of fiscal 2019. This increase in net loss is primarily attributable to a 20% decrease in gross profit and an increase in operating expenses of 8% during the third quarter of fiscal 2020.

Nine Months ended June 27, 2020 compared to Nine Months ended June 29, 2019

Net Revenue

Total net revenue for the nine months ended June 27, 2020 was $1,987,000, compared to $4,275,000 for the nine months ended June 29, 2019, a decrease of 54%. Revenue for the first nine months of fiscal 2020 consisted of $1,501,000, or 76%, from domestic sources and $487,000, or 24%, from international customers as compared to the same period in fiscal 2019, during which revenue consisted of $4,076,000, or 95%, from domestic sources and $199,000, or 5%, from international customers.

Foreign sales consisted of shipments to two countries during the nine months ended June 27, 2020 and four countries during the nine months ended June 29, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2020 and 2019:

	2020	2019
Saudi Arabia	$484,000	$112,000
Egypt	–	73,000
Philippines	–	11,000
Other	3,000	3,000
	$487,000	$199,000

For the nine months ended June 27, 2020, revenue was derived primarily from sales of our engineering services amounting to $913,000 and shipments of our internet protocol data encryptors to four customers in a Middle Eastern country amounting to $488,000. We also shipped our narrowband radio encryptors and various accessories to two domestic customers for deployment into a Middle Eastern country amounting to $434,000 and for deployment into a North African country amounting to $149,000.

For the nine months ended June 29, 2019, revenue was derived primarily from sales of our engineering services amounting to $2,820,000, shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $936,000, and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $280,000.

Gross Profit

Gross profit for the first nine months of fiscal 2020 was $973,000, compared to gross profit of $1,644,000 for the same period of fiscal 2019, a decrease of 41%. Gross profit expressed as a percentage of total net revenue was 49% for the first nine months of fiscal 2020 compared to 38% for the same period in fiscal 2019. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2020 were $1,603,000, compared to $1,872,000 for the same period in fiscal 2019. This decrease of $269,000, or 14%, was attributable to decreases in general and administrative expenses of $336,000, offset by increases in selling and marketing expenses of $67,000 during the nine months ended June 27, 2020.

The decrease in general and administrative expenses for the nine months ended June 27, 2020 was primarily attributable to a decrease in audit and legal fees of $352,000, which were unusually high during fiscal year 2019 as a result of the restatement of financial statements during such year, partially offset by an increase in director fees of $18,000.

The increase in selling and marketing expenses for the nine months ended June 27, 2020 was primarily attributable to increases in payroll and payroll-related expenses of $48,000, sales commissions of $54,000 and product demonstration costs of $46,000. These increases were offset by decreases in outside sales and marketing agreements of $16,000, outside consulting costs of $26,000 and product evaluation costs of $30,000 for the period.

Product Development Costs

Product development costs for the nine months ended June 27, 2020 were $695,000, compared to $187,000 for the nine months ended June 29, 2019. This increase of $508,000, or 272%, was attributable to a decrease in billable engineering services contracts during the first nine months of fiscal 2020 that resulted in increased product development costs of $1,333,000, which was partially offset by decreases in engineering project costs of $547,000 and payroll and payroll-related expenses of $266,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was approximately $913,000 of billable engineering services revenue generated during the first nine months of fiscal 2020 and $2,820,000 in the first nine months of fiscal 2019.

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

Net Loss

The Company generated a net loss of $1,324,000 for the first nine months of fiscal 2020, compared to a net loss of $401,000 for the same period of fiscal 2019. This increase in net loss is primarily attributable to a 41% decrease in gross profit and an increase in operating expenses of 12% during the first nine months of fiscal 2020.

Liquidity and Capital Resources

Our cash and cash equivalents at June 27, 2020 totaled $961,000. In April 2020, we received $474,400 from the U.S. Small Business Administration under the Paycheck Protection Program as authorized under the CARES Act. The Company expects the entire loan to be forgiven; in the event that any amount is not forgiven, that amount will be paid back over two years at an interest rate of 1% beginning six months from the date of the loan.

Liquidity and Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and had an accumulated deficit of $3,479,000 at June 27, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited consolidated financial statements included in this Quarterly Report. The unaudited consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities to December 2020. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital and/or reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations beyond the temporary relief provided by the CARES Act loan, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. While TCC closed its facility due to health and safety concerns, it reopened in June 2020 with a majority of employees returning to work onsite. Nonetheless, any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

We are also pursuing raising debt or equity capital, although we cannot provide assurances we will be able to do so on acceptable terms or at all, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

Should we be unsuccessful in these efforts, we would be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 27, 2020	June 29, 2019

Net loss	$(1,324,000)	$(401,000)
Changes not affecting cash	59,000	65,000
Changes in assets and liabilities	159,000	(867,000

Cash used in operating activities	(1,106,000)	(1,202,000)
Cash used in investing activities		(16,000
Cash provided by financing activities	474,000	–

Net change in cash and cash equivalents	(632,000)	(1,218,000)
Cash and cash equivalents - beginning of period	1,593,000	1,982,000

Cash and cash equivalents - end of period	$961,000	$764,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The lease expense for each of the nine month periods ended June 27, 2020 and June 29, 2019 was $128,000.

Backlog

Backlog at June 27, 2020 and September 28, 2019 amounted to $2,514,000 and $1,154,000, respectively. The orders in backlog at June 27, 2020 are expected to ship and/or services are expected to be performed over the six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 27, 2020 and September 28, 2019, the Company had no outstanding letters of credit.

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

During the nine month periods ended June 27, 2020 and June 29, 2019, the Company spent $695,000 and $187,000, respectively, on internal product development. The Company also spent $563,000 and $1,994,000, respectively, on billable development efforts during the first nine months of fiscal 2020 and 2019, respectively. The Company’s total product development costs during the first nine months of fiscal 2020 were 42% lower than the same period in fiscal 2019 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

It is anticipated that cash from operations will fund our near-term research and development and marketing activities. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments; however, we can provide no guarantees that we will be successful in securing such additional financing, particularly in light of the impact of the COVID-19 pandemic on business and the economy in general.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of the Company’s 2020 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 27, 2020 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the third quarter of TCC’s fiscal 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the third quarter of its 2020 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no legal proceedings pending against or involving the Company or its subsidiary during the period covered by this quarterly report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.10	Purchase Order from ADS, Inc. dated May 19, 2020 (Confidential portions of this exhibit have been omitted).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 11, 2020	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 11, 2020	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer

