Form 10-K
period 2020-09-26
TECHNICAL COMMUNICATIONS CORP
filed 2020-12-28
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

Based on the closing price as of March 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,375,018.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 11, 2020 was 1,850,403.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 26, 2020

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

2020 Highlights and Recent Events and Developments

Revenue for fiscal 2020 was $4,108,000, with a net loss of $911,000 or $0.49 per share, consisting of $3,195,000 generated by product sales and $913,000 generated from the sale of engineering services. While certain expected major domestic and international contracts did not materialize due to protracted government procurement cycles and the impact of the coronavirus, the Company did complete delivery of several foreign and domestic contracts for its DSP 9000/HSE 6000 radio encryption products and its CX digital encryption product line during the year. It also provided engineering services under a contract received in fiscal 2019. Backlog at the end of fiscal 2020 was $701,000, as compared to $1,154,000 of backlog at the end of fiscal 2019.

Offering high-end custom cryptographic services and solutions is an established market niche for the Company and we believe an important competitive differentiator. In fiscal 2020, custom TCC equipment and services continued to provide recurring revenue opportunities within the Company’s established Government Systems product line. Such equipment sales consisted primarily of our DSP 9000/HSE 6000 radio encryption and digital encryption CX72XX products, along with custom solution engineering services.

The market for high-end communications security systems is competitive and subject to long government procurement cycles, unpredictable order fulfillment lead time, fluctuating market conditions and, beginning in early 2020, the coronavirus pandemic which has delayed the development and capture of many business opportunities. While TCC has a pipeline of potential contracts and initiatives in development, the timing and outcome of these potential contracts is unknown. As such, in fiscal 2020, TCC continued to closely monitor and reduce operating expenses as appropriate, while strategically investing in business development efforts.

Technical work has continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services portfolio of custom offerings. The following are highlights of our product development efforts in fiscal 2020:

•	Completion of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Continuation of the development of the aircraft-compatible HSE 6000 radio encryption product variants; and

•	Provision of custom engineering services for secure communications.

Escalating and continued turmoil around the world presents both significant opportunities and challenges for TCC. The threat of terrorism and political unrest increases the demand for security products that provide both strategic and tactical benefits, and are readily available. At the same time, political disruptions and the worldwide pandemic can cause unpredictable delays in the processing of procurements, delivery of products and receipt of payments. The combined effects challenge both our sales capture teams and our production capabilities. The Company believes these market conditions will provide opportunities to build a successful future through its efforts to enlarge and enhance its product line and expand its customer base by both identifying new customers for existing and new products and offering such products to current customers.

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. The Company has been able to maintain its operations, and believes it will be in a strong position to respond to our customers’ needs as any such new restrictions ease and operations return to normal, but can give no assurances. It is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, especially in light of recent increases in COVID-19 infection rates worldwide, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

Products and Services

Described below is TCC’s portfolio of communications security solutions for mission-critical voice, data, fax and video networks for military, government and corporate/industrial applications.

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. During fiscal 2020, 65% of revenue was generated from our Government Systems product line and 22% was generated by our engineering services. During fiscal 2019, 52% of the Company’s revenue was generated by our Government Systems product line; 46% of the Company’s revenue during fiscal year 2019 was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue from our Government Systems products will constitute the majority of our revenue in the future. These products, such as the internet protocol data encryption systems and the DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

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

The Company’s Secure Office Systems product line had primarily consisted of products that were originally acquired through an asset and rights purchase from a subsidiary of AT&T in 1995. These products are no longer being marketed although several are still available and will continue to be offered as inventory permits. TCC also continues to offer CipherTalk® secure mobile phone communication solutions. The Cipher Talk 8500, a secure mobile IP-based phone that targets the high-end secure wireless mobile phone market, is competitive but product demand has not developed as expected. We will continue to market this product with reduced expectations.

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and system development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. As noted above, fiscal year 2019 was a significant year for sales of our engineering services, with more modest revenue generated from services during fiscal 2020; we expect demand for such services to remain strong in the future.

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

Government customers can also utilize the Company’s Cipher X family of Cyber Security Appliances, described below, to achieve superior-grade network encryption and secure communications.

The Government Systems product line also includes the Company’s DSD 72A-SP Military Bulk Ciphering System, a rugged military system that provides a high level of cryptographic security for military data networks operating at up to 34 million bits per second. The product supports a wide variety of interfaces and is designed to integrate into existing networks. Due to diminished demand in recent years, this product is no longer being marketed. However, we continue to support a large installed base of such equipment still in use with our customers, as there remains a demand for spare parts and small network upgrades. Foreign military requirements for the DSD 72A-SP are expected to transition over time to the data encryption systems product line using the Internet Protocol, described below.

Network Security Systems

TCC offers network encryption systems with centralized key and device management for IP, SONET/SDH and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. TCC’s KEYNET IP Manager is designed to centrally configure and manage a network of encryption appliances for secure communications and can be used globally. The Company also offers KEYNET Lite, a version of KEYNET for small networks.

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

The Cipher X 7211 network security device is the 100 Mb/s to 1 Gb/s model of the family of TCC Cyber Security Appliances. Cipher X 7211 IP Encryption with KEYNET IP Manager provides strategic-level secure communications for large global IP networks for point-to-point and multicast applications such as video conferencing. It offers a unique combination of flexibility, scalable 1 gigabit per second performance and KEYNET IP Manager for ease of use. The Cipher X 7211 is a hardware-based, FIPS 140-2 Level 3 designed encryption device.

The Cipher X 7220 Network Security Device is the 10 Gb/s model of the family of TCC Cyber Security Appliances. The Cipher X 7220 is ideally suited for global Ethernet networks with high performance requirements, and we believe it integrates seamlessly into existing networks without degrading performance. Its hardware-based Layer 2, 3 and 4 encryption engines encrypt and decrypt outbound and inbound traffic at full wire speed.

The Cipher X 7210 network security device is the 100 Mb/s model in the product family, best suited for applications with low-bandwidth requirements, such as remote offices.  Like the 7220, it is designed to integrate into existing networks without degrading network performance and provide encryption and decryption of outbound and inbound traffic at full wire speed.

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

The Company’s CSD 4100 Executive Secure Telephone offers strategic-level voice and data security in an executive telephone package. Exceptional voice quality can be achieved with three different voice-coding algorithms. The product provides ease-of-use security features such as automated key management, authentication, certification and access control. Due to diminished demand in recent years, this product is no longer being marketed but we continue to provide support to existing customers that have installed equipment bases requiring expansion or modification. The Company also continues to offer the CSD 3324 SE, our encrypted office telephone that offers secure voice, fax and radio communications, as part of its Secure Office Systems product line.

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

Competition

The market for communications security devices and systems is highly competitive and characterized by rapid technological change. The Company has several competitors, including foreign-based companies, in the communications security device field. The Company believes its principal competitors include Thales Group, Codan Limited and Fortinet, Inc.

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

Net Revenue and Backlog

In fiscal 2020, the Company had three customers representing 85% of total net revenue. This revenue was derived primarily from shipments of our narrowband radio encryptors and various accessories to two domestic customers for deployment into a Middle Eastern country amounting to $1,809,000 and for deployment into a North African country amounting to $149,000. In addition, we made shipments of our internet protocol data encryptors to four customers in a Middle Eastern country amounting to $1,228,000, including certain upgrades and training, and generated revenue from the sale of our engineering services amounting to $913,000. In fiscal 2019, the Company had three customers representing 96% of total net revenue. This revenue was derived primarily from sales of our engineering services amounting to $3,239,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $2,499,000 and to a domestic customer for deployment into a North African country amounting to $936,000.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of orders received where the anticipated shipping date or services to be performed are within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. Our backlog as of September 26, 2020 and September 28, 2019 was approximately $701,000 and $1,154,000, respectively.

For certain services contracts, the Company will bill customers in accordance with the terms of the contract, but recognize revenue as the services are performed. The billings in excess of revenue are recorded as deferred revenue on the balance sheet. These deferred revenues are recognized in future periods as we perform the services. There was no deferred revenue at September 26, 2020 or September 28, 2019.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2020 were, and historically have been, immaterial. In 2003, the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

During the fiscal years ended September 26, 2020 and September 28, 2019, the Company spent $1,069,000 and $333,000, respectively, on internal product development. The Company also spent $563,000 and $2,218,000 on billable development efforts during fiscal 2020 and 2019, respectively. In fiscal 2020, the Company’s total product development costs were $919,000 lower than fiscal 2019 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2021 will be consistent with fiscal 2020 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2020:

•	Completion of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants; and

•	Provision of custom engineering services.

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

In fiscal years 2020 and 2019, sales directly to international customers accounted for approximately 30% and 4%, respectively, of our net revenue. During fiscal 2020, a significant portion of domestic revenue (44%) was made to a domestic logistics company that shipped our radio encryption products overseas for use in Saudi Arabia. Based on our historical results we expect that international revenue, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of September 26, 2020, the Company employed 21 full-time employees and two part-time employees, as well as several consultants. The Company believes that its relationship with its employees is good.

Available Information

The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including TCC, that file electronically with the SEC at www.sec.gov. Additional information about TCC’s filings can also be obtained at our website at www.tccsecure.com under “Investor Relations.” We make available free of charge on our website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not a part of this Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this report.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 26, 2020 and subsequent quarterly reports filed with the SEC.

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

 For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000. Although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, for the prior seven year period from fiscal 2012 to fiscal 2018, the Company suffered recurring losses from operations. The Company had an accumulated deficit of $3,066,000 at September 26, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern. Moreover, the going concern explanatory paragraph included in the report of our independent registered public accounting firm may make obtaining financing more difficult or costly, which financing may be required should our efforts to raise capital resources from operations prove unsuccessful.

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

Due to local governmental orders, most employees were required to fully or partially work from home for a short period in the spring of 2020. It is possible that new restrictions could significantly limit the resources available to develop, manufacture and sell our products. In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. Although we have been able to and believe we will continue to be able to retain our employees and maintain all vital functions, it is likely that in a period of continued sustained disruption we would be forced to further furlough or terminate some or all of our employees.

Finally, we cannot be certain that we will have access to sufficient liquidity to meet our obligations for the time required to allow our customer operations to resume or normalize. Although we were able to secure loans under the Small Business Administration’s Payroll Protection Program and Economic Injury Disaster Loan program during fiscal 2020, we may not be able to obtain additional funding on acceptable terms or at all, and any additional relief provided by lenders or governmental agencies may be insufficient to support our operations until business returns to normal.

Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective for fiscal year-end September 28, 2019.

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

The Company believes it mitigated these material weaknesses during fiscal 2020. Although we review and evaluate our internal control systems on a regular basis, we cannot assure you that we will not discover additional weaknesses in the future or that any corrective actions taken to remediate issues identified during the course of an assessment will be effective. Any such additional weaknesses could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

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

Global economic conditions continue to be challenging for the secure communications markets, as many economies and financial markets remain in a recession resulting from a number of factors, including the impact of the pandemic, adverse credit conditions, low economic growth rates, continuing high rates of unemployment, and reduced corporate capital spending. Economic growth in many other countries has remained low and the length of time these adverse economic conditions may persist, including as a result of COVID-19, is unknown. In addition, conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions have impacted and will continue to impact our business in a number of ways, including:

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

For a small percentage of parts, we rely upon a single or limited number of manufacturers and suppliers. Moreover, because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or component quality. In addition, we may not be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as the coronavirus, natural disasters or otherwise, or unforeseen quality issues could have a material adverse effect on our results of operations and financial condition. If we lose any of the manufacturers or suppliers of certain product components, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts to date, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

The loss of existing key management and technical personnel and the inability to attract new hires could have a detrimental effect on the Company.

Our success depends on identifying, hiring, training, and retaining qualified professionals. Competition for qualified employees in our industry is intense and made more difficult due to the historically tight labor market in Massachusetts, prior to the pandemic. We expect these conditions to remain so for the foreseeable future. If we were unable to attract and hire a sufficient number of employees, or if a significant number of our current employees or any of our senior managers resign, we may be unable to complete or maintain existing projects or bid for new projects of similar scope and revenue. The Company’s success is particularly dependent on the retention of existing management and technical personnel, including Carl H. Guild, Jr., the Company’s President and Chief Executive Officer. Although the Company has entered into an employment agreement with Mr. Guild, the loss or unavailability of his services could impede our ability to effectively manage our operations.

We may need to expand our operations and we may not effectively manage any future growth.

As of December 11, 2020, we employed 21 full-time and two part-time employees as well as several consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

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

On March 27, 2014, the Company entered into a lease commencing April 1, 2014 for its facility located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 26, 2020 and September 28, 2019 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021.

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

Holders

As of December 11, 2020, there were 57 record holders of our Common Stock. We believe there are approximately 536 beneficial holders of our stock based on information reported to TCC by the Company’s transfer agent.

Dividends

It is not the Company’s intention to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 26, 2020. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 26, 2020, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	129,900	(1)	$3.78	-

Equity compensation plans not approved by security holders	28,000	(2)	$8.07	-

Total	157,900		$4.54	-

(1) Of the 129,900 options outstanding as of September 26, 2020, 58,300 were exercisable as of such date at an average exercise price of $4.45per share.

(2) Of the 28,000 options outstanding as of September 26, 2020, all were exercisable as of such date at an average exercise price of $8.07 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There were no sales by the Company of unregistered shares of the Company’s common stock during the 2020 fiscal year and no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of our 2020 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including this Form 10-K for the fiscal year ended September 26, 2020 and the “Risk Factors” section included herein.

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

 Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. The Company believes this furlough will allow it to conserve resources in the short term but also maintain a long-term relationship with employees and thereby place TCC in a strong position to respond to our customers’ needs when operations return to normal, but can give no assurances. It is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, especially in light of increasing infection rates worldwide, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets of approximately $4.0 million as of September 26, 2020 due to uncertainties related to our ability to realize these assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operation.

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

Results of Operations

Year ended September 26, 2020 compared to year ended September 28, 2019

Net Revenue

Net revenue for the years ended September 26, 2020 and September 28, 2019 was $4,108,000 and $7,024,000, respectively, a decrease of $2,916,000 or 42%. Revenue for fiscal 2020 consisted of $2,876,000, or 70%, from domestic sources and $1,232,000, or 30%, from international customers as compared to fiscal 2019, in which revenue consisted of $6,757,000, or 96%, from domestic sources and $267,000, or 4%, from international customers.

Foreign revenue consisted of shipments to two countries during the year ended September 26, 2020 and five countries during the year ended September 28, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign revenue by country:

	2020	2019

Saudi Arabia	$1,230,000	$112,000
Philippines	-	78,000
Egypt	-	74,000
Other	2,000	3,000
	$1,232,000	$267,000

For the year ended September 26, 2020, revenue was derived primarily from shipments of our narrowband radio encryptors and various accessories to two domestic customers for deployment into a Middle Eastern country amounting to $1,809,000 and for deployment into a North African country amounting to $149,000. In addition, we made shipments of our internet protocol data encryptors to four customers in a Middle Eastern country amounting to $1,228,000, including certain upgrades and training. We also had sales of our engineering services amounting to $913,000.

For the year ended September 28, 2019, revenue was derived primarily from sales of our engineering services amounting to $3,239,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a Middle Eastern country amounting to $2,499,000 and to a domestic customer for deployment into a North African country amounting to $936,000.

Gross Profit

Gross profit for fiscal 2020 was $2,385,000, compared to gross profit of $3,358,000 for fiscal 2019, a decrease of 29%. Gross profit expressed as a percentage of revenue was 58% for fiscal 2020 compared to 48% for fiscal 2019, which lower gross profit percentage for 2019 was due to the lower margin engineering services revenue during such year. During fiscal 2020, there was a higher concentration of revenue related to product sales, which historically yield higher margins.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2020 were $2,227,000, compared to $2,407,000 for fiscal 2019. This decrease of $180,000, or 7%, was attributable to a decrease in general and administrative expenses of $363,000 offset by an increase in selling and marketing expenses of $183,000 during the 2020 fiscal year.

The decrease in general and administrative expenses for the year ended September 26, 2020 was primarily attributable to decreases in audit and legal fees of $355,000 which were unusually high during fiscal year 2019 as a result of the restatement of financial statements and a related increase in public company costs of $15,000 during such year, partially offset by an increase in director fees of $18,000.

The increase in selling and marketing expenses for the year ended September 26, 2020 was attributable to increases in payroll and payroll-related expenses of $51,000, sales commissions of $166,000 and product demonstration costs of $52,000. These increases were offset by decreases in product evaluation costs of $31,000, outside consulting costs of $21,000, bid and proposal efforts of $13,000 and outside sales and marketing agreements of $10,000 for the year.

Product Development Costs

Product development costs for fiscal years 2020 and 2019 were $1,069,000 and $333,000, respectively. This increase of $736,000, or 221%, was attributable to a decrease in billable engineering services contracts during fiscal 2020 that resulted in increased product development costs of $1,586,000, which was partially offset by decreases in engineering project costs of $561,000 and payroll and payroll-related expenses of $279,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months to several years. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $913,000 of billable engineering services revenue generated during fiscal 2020 and $3,239,000 of billable engineering services revenue generated during fiscal 2019.

Net (Loss) Income

The Company generated a net loss of $911,000 for fiscal 2020, compared to net income of $631,000 for fiscal 2019. This decrease in net income is primarily attributable to a 29% decrease in gross profit during fiscal 2020 and a 221% increase in product development expenses.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of September 26, 2020, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at September 26, 2020 totaled $1,514,000.

During fiscal year 2020, the Company was granted a loan from the Small Business Administration (the “SBA”) in the principal amount of $150,000, pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing one year from the date of issuance. The Company also received a $474,400 loan pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company believes it used the entire PPP loan amount for qualifying expenses and expects the loan to be forgiven in its entirety.

Liquidity and Ability to Continue as a Going Concern

For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000. Although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $3,066,000 at September 26, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. This plan reduces the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund our activities to May 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. TCC has been able to maintain operations but any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

In addition, the Company is considering raising capital through equity or debt arrangements and has been able to secure funding from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

Should we be unsuccessful in these efforts, we would then be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 26, 2020 and September 28, 2019:

	2020	2019

Net (loss) income	$(911,000)	$631,000
Changes not affecting cash	78,000	83,000
Changes in current assets and current liabilities	133,000	(1,087,000)

Cash used in operating activities	(700,000)	(373,000)
Cash used in investing activities	(3,000)	(16,000)
Cash provided by financing activities	624,000	-

Net decrease in cash and cash equivalents	(79,000)	(389,000)
Cash and cash equivalents - beginning of year	1,593,000	1,982,000

Cash and cash equivalents - end of year	$1,514,000	$1,593,000

Operating Activities

The Company used approximately $327,000 more cash from operating activities in fiscal 2020 compared to fiscal 2019. This increase was primarily attributable to a $2,107,000 decrease in deferred revenue in fiscal 2020 compared to fiscal 2019. This decrease in use of cash was partially offset by a decrease in net income of $1,542,000 and a decrease in accounts payable and accounts receivable of $835,000 at September 26, 2020.

Investing Activities

Cash used in investing activities during fiscal 2020 decreased by approximately $13,000. This change is attributable to a decrease in additions to equipment and leasehold improvements.

Financing Activities

Cash provided by financing activities in fiscal 2020 was a result of proceeds from long-term debt, described below. There were no financing activities during fiscal 2019.

Debt Instruments

On April 17, 2020, the Company was granted a loan (the “Loan”) from bankHometown in the principal amount of $474,400 pursuant to the PPP under the CARES Act. The Loan, which was in the form of a Note dated April 17, 2020, is payable over eighteen months at an annual interest rate of 1%, commencing on October 17, 2020 to the extent not forgiven. Any unforgiven amount of the Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company believes it used the entire Loan amount for qualifying expenses and expects the Loan to be forgiven in its entirety.

The Company also was granted a loan by the SBA in August 2020. This loan was evidenced by a promissory note issued on August 10, 2020 under the Economic Injury Disaster Loan program of the SBA in the amount of $150,000. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing one year from the date of issuance.

Backlog

Backlog at September 26, 2020 and September 28, 2019 amounted to $701,000 and $1,154,000, respectively. The orders in backlog at September 26, 2020 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

Performance guarantees

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 26, 2020 and September 28, 2019, the Company had no outstanding letters of credit.

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

During the fiscal years ended September 26, 2020 and September 28, 2019, the Company spent $1,069,000 and $333,000, respectively, on internal product development. The Company also spent $563,000 and $2,218,000 on billable development efforts during fiscal 2020 and 2019, respectively. In fiscal 2020, the Company’s total product development costs were $919,000 lower than fiscal 2019 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2021 will be consistent with fiscal 2020 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2020:

•	Completion of the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Completion of the development of the aircraft-compatible HSE 6000 radio encryption product variants; and

•	Provision of custom engineering services.

It is anticipated that working capital will fund our near-term research and development and marketing activities to September 25, 2021. We also believe that, in the long term, based on current billable activities, cash from operations will be sufficient to meet the development goals of the Company, although we can give no assurances. Any increase in development activities - either billable or new product related - will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

Capital Expenditures

Other than those stated above, there are no plans for material commitments for capital expenditures in fiscal 2021.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during our 2020 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of September 26, 2020 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 26, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 26, 2020.

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

Based upon that assessment management identified a deficiency that rose to the level of a material weakness in our internal control over financial reporting related to generally accepted accounting principles associated with revenue recognition caused by an error in judgement within the accounting department. The Company identified this material weakness at year end, but remediated those material weaknesses it had identified in prior years, as described below.

As disclosed in the Company’s periodic and annual reports for prior periods through fiscal year end 2019, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses in such internal control related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management also previously identified a material weakness due to a lack of sufficient staff to segregate accounting duties.

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

Our management, with oversight from the Audit Committee, actively engaged in remediating the identified material weaknesses. As part of these remediation efforts management undertook education and training for TCC’s accounting staff and management to address certain core competencies that resulted in the lack of operational effectiveness. Management will continue to assess the design of controls to determine if enhancements are needed to increase effectiveness of our internal control over financial reporting. Management has retained a subject matter expert in the area of income tax accounting and is assessing the need to retain additional subject matter experts to ensure compliance with generally accepted accounting principles and SEC rules and regulations. Both management and the Audit Committee have increased their oversight of non-routine transactions. This includes oversight of large revenue contracts as well as judgement areas, including inventory reserves and accruals. This oversight will contribute to the assessment of the need to retain additional subject matter experts.

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated in the early part of its 2021 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the fourth quarter of TCC’s fiscal 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2020 fiscal year.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2020 fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The following Consolidated Financial Statements and Notes thereto are filed as part of Part II, Item 8 of this report:

(2)	List of Exhibits

3.1	Articles of Organization of the Company (incorporated by reference to the Company’s Annual Report for 2005 on Form 10-KSB, filed with the Securities and Exchange Commission on December 21, 2005)
3.2	By-laws of the Company (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 5, 1998)
4	Rights Agreement, dated as of August 7, 2014, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on August 12, 2014)
10.1+	Employment Agreement, effective November 19, 1998, with Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 1998 on Form 10-K, as amended, filed with the Securities and Exchange Commission on December 21, 1998)
10.2+	Employment Agreement, effective February 12, 2001, with Michael P. Malone (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2001)
10.3+	Amendment to Employment Agreement between the Company and Carl H. Guild Jr., as of November 8, 2001 (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002)
10.4	Standard Form Commercial Lease, dated March 27, 2014, between the Company and Batstone LLC (incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 2, 2014)
10.5+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.6+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)
10.7	Demand Promissory Note, dated August 29, 2019, made by the Company in favor of Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 2019 on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2019)
10.8	SBA Note in favor of bankHometown dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 28, 2020.)
10.9	Purchase Order from ADS, Inc. dated May 19, 2020 (Confidential portions of this exhibit have been omitted). (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2020.)
10.10*	SBA Loan Authorization and Agreement, Promissory Note and Security Agreement, dated August 10, 2020
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)

21*	List of Subsidiaries of the Company
23*	Consent of Stowe & Degon LLC
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Footnotes:

*	Attached to this filing
+	Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 28, 2020
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 28, 2020
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Thomas E. Peoples	Director	December 28, 2020
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 28, 2020
Francisco F. Blanco

/s/ Ralph M. Norwood	Director	December 28, 2020
Ralph M. Norwood

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 26, 2020 and September 28, 2019

ASSETS	2020	2019

Current assets:
Cash and cash equivalents	$1,513,852	$1,593,395
Accounts receivable - trade	134,412	125,923
Inventories, net	902,051	1,042,212
Other current assets	153,483	118,250
Total current assets	2,703,798	2,879,780

Equipment and leasehold improvements	4,595,152	4,591,756
Less accumulated depreciation and amortization	(4,576,423)	(4,554,275)
Equipment and leasehold improvements, net	18,729	37,481

Operating lease right-of-use asset	558,767	-

Total assets	$3,281,294	$2,917,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current operating lease liabilities	$152,248	$-
Accounts payable	66,154	355,158
Customer deposits	161,953	2,046
Deferred income	474,400	-
Accrued liabilities:
Compensation and related expenses	250,750	238,171
Commissions	229,314	84,804
Other current liabilities	25,531	17,533
Total current liabilities	1,360,350	697,712

Long-term operating lease liabilities	406,519	-
Notes payable – long-term (Note 9)	150,000	-

Commitments and contingencies

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,850,403 issued and outstanding at September 26, 2020 and September 28, 2019	185,041	185,041
Additional paid-in capital	4,244,965	4,189,439
Accumulated deficit	(3,065,581)	(2,154,931)
Total stockholders' equity	1,364,425	2,219,549

Total liabilities and stockholders’ equity	$3,281,294	$2,917,261

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 26, 2020 and September 28, 2019

	2020	2019

Net revenue	$4,108,240	$7,024,123
Cost of revenue	1,723,637	3,666,460
Gross profit	2,384,603	3,357,663

Operating expenses:
Selling, general and administrative	2,227,067	2,407,214
Product development	1,068,641	332,704
Total operating expenses	3,295,708	2,739,918

Operating (loss) income	(911,105)	617,745

Other income
Investment income	455	13,680
Total other income	455	13,680

Net (loss) income	$(910,650)	$631,425

Net (loss) income per common share
Basic	$(0.49)	$0.34
Diluted	$(0.49)	$0.34

Weighted average shares
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,555

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 26, 2020 and September 28, 2019

	2020	2019

Operating activities:
Net (loss) income	$(910,650)	$631,425
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	22,148	27,942
Stock-based compensation	55,526	55,068

Changes in current assets and current liabilities:
Accounts receivable	(8,489)	433,570
Inventories	140,161	326,484
Other current assets	(35,233)	24,029
Deferred revenue	-	(2,106,514)
Customer deposits	159,907	(33,582)
Accounts payable and accrued liabilities	(123,917)	268,759

Cash used in operating activities	(700,547)	(372,819)

Investing activities:
Additions to equipment and leasehold improvements	(3,396)	(16,220)

Cash used in investing activities	(3,396)	(16,220)

Financing activities:
Increase in deferred income	474,400	-
Proceeds from long-term debt	150,000	-

Cash provided by financing activities	624,400	-

Net decrease in cash, cash equivalents and restricted cash	(79,543)	(389,039)

Cash and cash equivalents at beginning of year	1,593,395	1,982,434

Cash and cash equivalents at end of year	$1,513,852	$1,593,395

Supplemental disclosures:

Income taxes paid	$912	$912

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 26, 2020 and September 28, 2019

	2020	2019

Stockholders' Equity

Shares of common stock:
Beginning balance	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041

Ending balance	185,041	185,041

Additional paid-in capital:
Beginning balance	4,189,439	4,134,371
Stock-based compensation	55,526	55,068
Ending balance	$4,244,965	$4,189,439

Accumulated deficit:
Beginning balance	(2,154,931)	(2,786,356)
Net (loss) income	(910,650)	631,425
Ending balance	$(3,065,581)	$(2,154,931)

Total stockholders’ equity	$1,364,425	$2,219,549

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

Liquidity and Ability to Continue as a Going Concern

For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000. The Company generated a $911,000 net loss in the fiscal year ended September 26, 2020 and had an accumulated deficit of $3,066,000 at September 26, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund activities to May, 2021. In order to have sufficient cash to fund operations beyond that point, the Company will need to secure new customer contracts, raise additional capital and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of orders is difficult to predict due to the impact of the COVID-19 pandemic on our customers, as many have had to delay orders as a result of their operations being reduced or shut down. TCC has been able to maintain operations but any sustained period of disruption in either our customers’ operations or those of the Company would have a material adverse impact on sales activity and revenue.

In addition, the Company is considering raising capital through equity or debt arrangements and has been able to secure funding from the Small Business Administration (the “SBA”) under its Paycheck Protection Program and Economic Injury Disaster Loan program. Although it believes its ability to secure such new business and secure additional new funding is possible, it cannot provide assurances it will be able to do so, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus.

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

Notes to Consolidated Financial Statements (continued)

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

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount. There was no allowance for doubtful accounts at September 26, 2020 or September 28, 2019.

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

Notes to Consolidated Financial Statements (continued)

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that required the Company to review long-lived assets for impairment during fiscal years 2020 and 2019.

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

Notes to Consolidated Financial Statements (continued)

Product development costs consist primarily of costs associated with personnel, outside contractor and engineering services, supplies and materials. Cost of product revenue includes material, labor and overhead.

Revenue for the fiscal year ended September 26, 2020 consisted of $913,000 from engineering services and $3,195,000 from equipment sales compared to $3,239,000 from engineering services and $3,785,000 from equipment sales for the fiscal year ended September 28, 2019.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as an operating activity. There were no excess tax benefits for the fiscal years ended September 26, 2020 and September 28, 2019.

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

The fair value of options at date of grant was estimated with the following assumptions:

	September 26, 2020	September 28, 2019
Assumptions:
Option life (years)	6.5	6.5
Risk-free interest rate	0.8%	2.1%
Stock volatility	115%	86%
Dividend yield	0%	0%

There were 34,000 and 40,500 options granted during the fiscal years ended September 26, 2020 and September 28, 2019, respectively. The weighted average grant date fair value of options granted during the years September 26, 2020 and September 28, 2019 was $1.79 and $2.67, respectively. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 26, 2020 and September 28, 2019:

	2020	2019
Selling, general and administrative	$43,850	$50,706
Product development	11,676	4,362
Total stock-based compensation expense before taxes	$55,526	$55,068

As of September 26, 2020, there was $152,485 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of September 26, 2020, the weighted average period over which the compensation expense is expected to be recognized is 3.13 years.

Notes to Consolidated Financial Statements (continued)

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan had expired as of September 26, 2020 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 157,900 shares were outstanding at September 26, 2020. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The following tables summarize stock option activity during fiscal years 2019 and 2020:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, September 29, 2018	44,700	182,437	227,137	$8.50	3.76
Grants	34,500	6,000	40,500	3.58
Vested	(16,000)	16,000	-	3.96
Exercises	-	-	-	-
Cancellations/forfeitures	(3,800)	(32,500)	(36,300)	6.24

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.00	3.99
Grants	34,000	-	34,000	2.12
Vested	(21,800)	21,800	-	3.51
Exercises	-	-	-	-
Cancellations/forfeitures	-	(107,437)	(107,437)	11.22
Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54

Information related to the stock options vested or expected to vest as of September 26, 2020 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.01	-	$2.00	20,000	9.19	$1.87	4,000	$1.87
$2.01	-	$3.00	34,300	7.41	2.61	14,000	2.72
$3.01	-	$4.00	46,500	8.53	3.61	17,700	3.62
$4.01	-	$5.00	16,600	3.74	4.34	16,400	4.33
$5.01	-	$10.00	30,000	4.10	7.92	23,700	8.10
$10.01	-	$15.00	10,500	1.14	10.75	10,500	10.75
			157,900	6.54	$4.54	86,300	$5.63

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $11,860 as of September 26, 2020 and $0 as of September 28, 2019. There were no stock options exercised during the years ended September 26, 2020 and September 28, 2019. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Notes to Consolidated Financial Statements (continued)

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 26, 2020 and September 28, 2019.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  During the fiscal years ended September 26, 2020 and September 28, 2019, there were no transfers between levels.

As of September 26, 2020 and September 28, 2019, the Company did not hold any assets classified as Level 1, Level 2 or Level 3. There were no assets or liabilities measured at fair value on a nonrecurring basis at September 26, 2020 or September 28, 2019.

Notes to Consolidated Financial Statements (continued)

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

Research and Development

Research and development costs are included in product development expenses in the consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred and were $1,068,641 and $332,704 in fiscal 2020 and 2019, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of revenue; such amounts were $563,421 and $2,217,997 in fiscal years 2020 and 2019, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2020 fiscal year ended on September 26, 2020 and included 52 weeks. The 2019 fiscal year ended on September 28, 2019 and included 52 weeks.

Recently Adopted Accounting Standards

Leases

Effective September 29, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), using the modified retrospective approach and did not have a cumulative-effect adjustment in retained earnings as a result of the adoption. ASC 842 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption of this standard required the Company to recognize a right-of-use asset and a corresponding lease liability associated with the operating lease on its facilities at 100 Domino Drive, Concord, MA in the amount of $767,712 at September 29, 2019. The adoption of ASC 842 did not materially change the Company’s consolidated statements of operations or consolidated statements of cash flows. See “Note 8 Leases” below for further discussion.

SBA Payroll Protection Program Loan

During fiscal year 2020, the Company adopted IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) to account for the receipt of the loan under the SBA’s Payroll Protection Program. IAS 20 requires the loan to be recognized as deferred income. Derecognition of the liability for any portion of the loan that is forgivable or has been forgiven will occur only when there is a reasonable assurance any conditions attached to the assistance will be met. The income statement effect for the portion of the loan that is forgivable or has been forgiven will consist of either (1) a credit in the income statement, either separately or under a general heading such as “other income,” or (2) a reduction of the related expenses, as the entity recognizes the related cost to which the loan relates. The Company has elected to treat the forgiven part of the loan as other income. As the Company used 100% (minimum requirement is 75%) of the loan proceeds to cover its payroll expenses during the “Alternate Covered Period”, we believe that the full amount of the loan qualifies for forgiveness.

Notes to Consolidated Financial Statements (continued)

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the Company’s 2020 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3) Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the years ended September 26, 2020 and September 28, 2019.

Revenue type:

	September 26, 2020	September 28, 2019

Engineering services	$913,446	$3,239,179
Equipment sales	3,194,794	3,784,944
Total sales	$4,108,240	$7,024,123

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

(4) Net Income (Loss) Per Share

Outstanding potentially dilutive stock options, which were not included in the net income (loss) per share amounts as their effect would have been anti-dilutive, were 157,900 and 220,837 shares in fiscal years 2020 and 2019, respectively.

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

Notes to Consolidated Financial Statements (continued)

(6) Inventories

Inventories consist of the following:

	September 26, 2020	September 28, 2019

Finished goods	$75,289	$120,726
Work in process	176,980	182,863
Raw materials and supplies	649,782	738,623
Total inventories	$902,051	$1,042,212

(7) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 26, 2020	September 28, 2019	Estimated Useful Life (years)
Engineering and manufacturing equipment	$2,181,649	$2,181,649	3	-	8
Demonstration equipment	845,541	845,541		3
Furniture and fixtures	1,024,012	1,020,616	3	-	8
Automobile	49,441	49,441		5
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease
Total equipment and leasehold improvements	4,595,152	4,591,756
Less accumulated depreciation and amortization	(4,576,423)	(4,554,275)
Equipment and leasehold improvements, net	$18,729	$37,481

Depreciation expense was $22,148 and $27,942 for the fiscal years ended September 26, 2020 and September 28, 2019, respectively.

(8) Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company believes that it will exercise the remaining option to extend the lease, notice of which must be given by March 1, 2021. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the years ended September 26, 2020 and September 28, 2019 was $171,000.

The table below presents the maturity of the Company’s operating lease liability as of September 26, 2020:

2021	$170,603
2022	170,603
2023	170,603
2024	85,301
Total lease payments	597,110
Less: Imputed interest	(38,343)
Total lease liability	$558,767

Notes to Consolidated Financial Statements (continued)

(9) Debt

On April 17, 2020, the Company was granted a loan (the “Loan”) from bankHometown in the principal amount of $474,400, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.

The Loan, which was in the form of a Note dated April 17, 2020, is payable over eighteen months at an annual interest rate of 1% commencing on October 17, 2020 to the extent not forgiven. Any unforgiven amount of the Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company believes it used the entire Loan amount for qualifying expenses and expects the Loan to be forgiven in its entirety. Under IAS 20, the loan forgiveness will be recognized as grant income in the full amount of the loan.

On August 10, 2020, the Company was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000, pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is in the form of a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% commencing on August 10, 2021. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic.

As part of the SBA Loan, the Company granted the SBA a continuing security interest in and to any and all “Collateral” to secure payment and performance of all debts, liabilities and obligations of the Company to the SBA under the SBA Loan. The Collateral includes all tangible and intangible personal property that the Company owns or acquires or creates immediately upon the acquisition or creation thereof, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes, (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software, and (k) as-extracted collateral, in each case as such terms may from time to time be defined in the Uniform Commercial Code.

The aggregate amounts of principal maturities of long-term debt as of September 26, 2020 were as follows:

2021	$247
2022	3,023
2023	3,138
2024	3,258
2025	3,382
Thereafter	136,952
$150,000

(10) Warranty

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

Notes to Consolidated Financial Statements (continued)

The following table reflects changes in the Company's accrued warranty account:

	September 26, 2020	September 28, 2019
Beginning balance	$19,301	$3,312
Plus: accruals related to new sales	16,774	18,703
Less: payments and adjustments to prior period accruals	(7,864)	(2,714)

Ending balance	$28,211	$19,301

(11) Income Taxes

The income tax expense (benefit) is different from what would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	September 26, 2020		September 28, 2019
	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$(191,237)	(21.0%)	$132,599	21.0%
State income tax provision, net of federal benefit	(34,400)	(3.8%)	(6,883)	(1.1%)
Federal research credits	-	-	(96,075)	(15.2%)
Change in state income tax rate	241,432	26.5%	-	-
Other	(27,557)	(3.0%)	23,116	3.7%
Valuation allowance	11,762	1.3%	(52,757)	(8.4%)

Total income tax expense (benefit)	$-	-	$-	-

Deferred income taxes consist of the following:

	September 26, 2020	September 28, 2019
Inventory differences	$1,134,253	$1,209,239
Net operating losses	1,972,715	1,945,238
Stock based compensation	120,684	123,658
Tax credits	535,357	520,176
Other	193,752	142,021
Total	3,956,761	3,940,332
Less: valuation allowance	(3,956,761)	(3,940,332)

Total	$-	$-

During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2020, the change in the valuation allowance was $16,429 and related primarily to changes in inventory differences and net operating losses. During fiscal year 2019, the change in the valuation allowance was $52,756 and related primarily to the Tax Cuts and Jobs Act, which among other things reduced the U.S. corporate tax rate from the 34% to 21% .

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

Notes to Consolidated Financial Statements (continued)

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal and state purposes, the tax years 2016 through 2019 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $363,624 available through fiscal year 2039 and net operating loss carryforwards of $5,859,642 available through fiscal year 2038 and the net operating loss carryforwards generated in fiscal years 2020 and 2019 of $2,152,723 will carryforward indefinitely. In addition, the Company has Massachusetts research credits of $216,793 available through fiscal year 2035 and net operating loss carryforwards of $6,804,352 available through fiscal year 2040.

(12) Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2020 or 2019. The Company's matching contributions were $62,487 and $67,082 in fiscal years 2020 and 2019, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid to eligible employees at September 26, 2020 or September 28, 2019.

(13) Major Customers and Export Revenue

In fiscal year 2020, the Company had three customers representing 85% (44%, 22% and 19%) of total net revenue and at September 26, 2020 had one customer representing 99% of accounts receivable. In fiscal year 2019, the Company had three customers representing 96% (47%, 36% and 13%) of total net revenue and at September 28, 2019 had one customer representing 98% of accounts receivable.

A breakdown of net revenue is as follows:

	September 26, 2020	September 28, 2019
Domestic	$2,876,086	$6,757,118
Foreign	1,232,154	267,005

Total Revenue	$4,108,240	$7,024,123

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 26, 2020	September 28, 2019
Mid-East and Africa	100.0%	70.5%
Far East	-	29.2%
Europe	-	0.3%

The Company sold products to customers located in two countries during the year ended September 26, 2020 and to customers located in five countries during the year ended September 28, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our foreign revenues by country as a percentage of total foreign revenue.

Notes to Consolidated Financial Statements (continued)

	September 26, 2020	September 28, 2019
Saudi Arabia	99.8%	42.0%
Philippines	-	29.2%
Egypt	-	27.5%
Other	0.2%	1.3%

(14) Related Party Transactions

On August 29, 2019, the Company issued a Demand Promissory Note in favor of Carl H. Guild, Jr. in the principal amount of $300,000. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. This note was repaid with interest in the amount of $411 on September 23, 2019.

(15) Shareholder Rights Plan

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

(16) Impact of COVID-19 Coronavirus

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. The Company believes this furlough will allow it to conserve resources in the short term but also maintain a long-term relationship with employees and thereby place TCC in a strong position to respond to our customers’ needs when operations return to normal, but can give no assurances. It is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, especially in light of recent increases in COVID-19 infection rates worldwide, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Technical Communications Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and Subsidiary (the Company) as of September 26, 2020 and September 28, 2019, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for the years ended September 26, 2020 and September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

December 28, 2020

We have served as the Company’s auditors since 2019.

