Form 10-Q
period 2020-12-26
TECHNICAL COMMUNICATIONS CORP
filed 2021-02-09
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of February 5, 2021.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 26, 2020	September 26, 2020
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$666,383	$1,513,852
Accounts receivable - trade	147,930	134,412
Inventories, net	965,618	902,051
Other current assets	129,074	153,483
Total current assets	1,909,005	2,703,798

Equipment and leasehold improvements	4,595,152	4,595,152
Less: accumulated depreciation and amortization	(4,580,183)	(4,576,423)
Equipment and leasehold improvements, net	14,969	18,729

Operating lease right-of-use asset	521,237	558,767

Total Assets	$2,445,211	$3,281,294

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$153,680	$152,248
Current portion of long-term debt	992	-
Accounts payable	178,580	66,154
Customer deposits	227,470	161,953
Deferred income	-	474,400
Accrued liabilities:
Accrued compensation and related expenses	201,588	250,750
Accrued commissions	114,094	229,314
Other current liabilities	16,064	25,531
Total current liabilities	892,468	1,360,350

Long-term operating lease liability	367,558	406,519
Note payable – long-term (Note 7)	149,008	150,000

Total Liabilities	1,409,034	1,916,869

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at December 26, 2020 and September 26, 2020	185,041	185,041
Additional paid-in capital	4,258,828	4,244,965
Accumulated deficit	(3,407,692)	(3,065,581)
Total stockholders’ equity	1,036,177	1,364,425

Total Liabilities and Stockholders’ Equity	$2,445,211	$3,281,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019

Net revenue	$166,925	$665,925
Cost of revenue	43,627	357,074
Gross profit	123,298	308,851

Operating expenses:
Selling, general and administrative	545,221	583,348
Product development	392,427	205,394
Total operating expenses	937,648	788,742

Operating loss	(814,350)	(479,891)

Other income (expense):
Grant income	474,400	-
Interest income	2	219
Interest expense	(2,163)	(802)
Total other income (expense)	472,239	(583)

Net loss	$(342,111)	$(480,474)

Net loss per common share:
Basic	$(0.19)	$(0.26)
Diluted	$(0.19)	$(0.26)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019
Operating Activities:
Net loss	$(342,111)	$(480,474)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,760	5,842
Stock-based compensation	13,863	12,775

Changes in certain operating assets and liabilities:
Accounts receivable	(13,518)	(144,302)
Inventories	(63,567)	14,006
Other current assets	24,409	17,937
Customer deposits	65,517	106,439
Deferred income	(474,400)	-
Accounts payable and other accrued liabilities	(61,422)	(377,787)

Net cash used in operating activities	(847,469)	(845,564)

Cash and cash equivalents at beginning of the period	1,513,852	1,593,395

Cash and cash equivalents at end of the period	$666,383	$747,831

Supplemental Disclosures:

Income taxes paid	$-	$912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended
	December 26, 2020	December 28, 2019

Shares of common stock:
Beginning balance	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041

Ending balance	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,244,965	$4,189,439
Stock-based compensation	13,863	12,775

Ending balance	$4,258,828	$4,202,214

Accumulated deficit:
Beginning balance	$(3,065,581)	$(2,154,931)
Net loss	(342,111)	(480,474)

Ending balance	(3,407,692)	(2,635,405)

Total stockholders’ equity	$1,036,177	$1,751,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 25, 2021.

The September 26, 2020 consolidated balance sheet contained herein was derived from the Company’s audited consolidated balance sheet at September 26, 2020 as contained in the Company’s Annual Report on Form 10-K for the fiscal year then ended as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 26, 2020 included in its Annual Report on Form 10-K as filed with the SEC (the “2020 Annual Report”).

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

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 26, 2020, the Company generated a net loss of $342,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $3,408,000 at December 26, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company implemented a partial furlough plan for the majority of salaried employees. This plan reduced the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund our activities to June 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of these orders has been significantly delayed and will continue to be difficult to predict due to the impact of the COVID-19 pandemic on our customers, as a result of their operations being reduced or shut down. TCC has been able to maintain its operations during this sustained period of disruption, but a continuation of the disruption in either our customers’ operations or those of the Company will continue to have a material adverse impact on sales activity and revenue.

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. On February 1, 2021, the Company received a loan from bankHometown, under the U.S. Small Business Administration's Paycheck Protection Program as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, is in the principal amount of $474,400 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1%. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date.

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing one year from the date of issuance. Also in fiscal year 2020 the Company received a $474,400 PPP loan under the Coronavirus Aid, Relief and Economic Security Act. The entire PPP loan amount was forgiven by the SBA on January 11, 2021.

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while TCC expects its common stock to be quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2020 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2020 Annual Report.

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first quarter of each of fiscal 2021 and 2020:

	2021	2020

Selling, general and administrative expenses	$11,373	$11,082
Product development expenses	2,490	1,693
Total share-based compensation expense before taxes	$13,863	$12,775

As of December 26, 2020, there was $138,434 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 26, 2020, the weighted average period over which the compensation expense is expected to be recognized is 3.17 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan had expired as of December 26, 2020 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 154,400 shares were outstanding at December 26, 2020. Vesting periods were at the discretion of the Board of Directors and typically ranged between zero and five years. Options under these plans were granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The following table summarizes stock option activity during the first three months of fiscal 2021:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54
Grants	-	-	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	(3,500)	(3,500)	11.84

Outstanding, December 26, 2020	71,600	82,800	154,400	$4.38	6.43

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Information related to the stock options vested and expected to vest as of December 26, 2020 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	8.94	$1.87	4,000	$1.87
$2.01	-	$3.00	34,300	7.16	2.61	14,000	2.72
$3.01	-	$4.00	46,500	8.29	3.61	17,700	3.63
$4.01	-	$5.00	16,600	3.49	4.34	16,400	4.33
$5.01	-	$10.00	30,000	3.85	7.92	23,700	8.10
$10.01	-	$15.00	7,000	1.35	10.20	7,000	10.20
			154,400	6.43	$4.38	82,800	$5.36

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 26, 2020 and December 28, 2019 was $0 and $33,758, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three months of fiscal 2021 and 2020.

Revenue type:

	2021	2020

Engineering services	$-	$408,824
Equipment sales	166,925	257,101
Total	$166,925	$665,925

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

NOTE 5.	Inventories

Inventories consisted of the following:

	December 26, 2020	September 26, 2020
Finished goods	$38,740	$75,289
Work in process	167,611	176,980
Raw materials	759,267	649,782
Total inventory, net	$965,618	$902,051

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company believes that it will exercise the remaining option to extend the lease, notice of which must be given by March 1, 2021. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three month periods ended December 26, 2020 and December 28, 2019 was $43,000.

The table below presents the maturity of the Company’s operating lease liability as of December 26, 2020:

January - September 2021	$127,953
2022	170,604
2023	170,604
2024	85,302
Total lease payments	554,463
Less: Imputed interest	(33,225)
Total lease liability	$521,238

NOTE 7.	Debt

On April 17, 2020, the Company was granted a loan (the “Loan”) from bankHometown in the principal amount of $474,400 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.

The Loan, which was in the form of a Note dated April 17, 2020, was payable over eighteen months at an annual interest rate of 1% commencing on October 17, 2020 to the extent not forgiven. The Company used the entire Loan amount for qualifying expenses and the Loan was forgiven in its entirety on January 11, 2021. The AICPA and the SEC Office of the Chief Accountant have indicated a borrower may elected to account for a PPP loan as a government grant in substance by applying the guidance in IAS 20 by analogy if it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. The Company has elected to adopt this method of accounting for this PPP loan under IAS 20, and has recognized the loan forgiveness as grant income for the full amount of the Loan.

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000, pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is in the form of a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% commencing on August 10, 2021. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software, and (k) as-extracted collateral, in each case as such terms may from time to time be defined in the Uniform Commercial Code.

The aggregate amounts of principal maturities of long-term debt as of December 26, 2020 were as follows:

2021	$992
2022	3,051
2023	3,167
2024	3,288
2025	3,414
Thereafter	136,088
$150,000

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 26, 2020 and December 28, 2019 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 154,400 shares at December 26, 2020 and 237,500 shares at December 28, 2019.

NOTE 10.	Major Customers and Export Sales

During the three months ended December 26, 2020, the Company had two customers that represented 100% (89% and 11%, respectively) of net revenue and at December 26, 2020 had one customer representing 100% of accounts receivable. During the three months ended December 28, 2019, the Company had two customers that represented 87% (61% and 26%, respectively) of net revenue and at December 28, 2019 had one customer representing 99% of accounts receivable.

A breakdown of foreign and domestic net revenue for first three months of fiscal 2021 and 2020 is as follows:

	2021	2020

Domestic	$-	$492,209
Foreign	166,925	173,716
Total net revenue	$166,925	$665,925

The Company sold products into two countries during the three month period ended December 26, 2020 and one country during the three month period ended December 28, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2021 and 2020.

	2021	2020

Morocco	89%	-
Saudi Arabia	11%	100%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarters of fiscal 2021 and 2020 is as follows:

	2021	2020

Mid-East and Africa	100%	100%

NOTE 11.	Cash Equivalents and Marketable Securities

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

NOTE 12.	Subsequent Event

On February 1, 2021, the Company received a loan from bankHometown, under the U.S. Small Business Administration's Paycheck Protection Program as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, is in the principal amount of $474,400 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amount of the loan not forgiven will be paid back over five years at an interest rate of 1%. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 26, 2020 and we have not adopted any accounting policies that have had or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020 as filed with the SEC.

Results of Operations

Three Months ended December 26, 2020 compared to Three Months ended December 28, 2019

Net Revenue

Total net revenue for the quarter ended December 26, 2020 was $167,000, compared to $666,000 for the quarter ended December 28, 2019, a decrease of 75%. Revenue for the first quarter of fiscal 2021 consisted of 100% from international customers as compared to the same period in fiscal 2020, during which revenue consisted of $492,000, or 74%, from domestic sources and $174,000, or 26%, from international customers.

Foreign sales consisted of a shipment to two countries during the quarter ended December 26, 2020 and one country during the quarter ended December 28, 2019. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2021 and 2020:

	2021	2020

Morocco	$148,000	$-
Saudi Arabia	19,000	174,000
	$167,000	$174,000

For the three months ended December 26, 2020, revenue was derived from sales of our DSP9000 radio ciphering equipment amounting to $148,000 and shipments of our internet protocol data encryptors amounting to $19,000.

For the three months ended December 28, 2019, revenue was derived primarily from sales of our engineering services amounting to $409,000 and shipments of our internet protocol data encryptors to a customer in a Middle Eastern country amounting to $172,000.

Gross Profit

Gross profit for the first quarter of fiscal 2021 was $123,000, compared to gross profit of $309,000 for the same period of fiscal 2020, a decrease of 60%. Gross profit expressed as a percentage of total net revenue was 74% for the first quarter of fiscal 2021 compared to 46% for the same period in fiscal 2020. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2021 were $545,000, compared to $583,000 for the same quarter in fiscal 2020. This decrease of $38,000, or 7%, was attributable to decreases in general and administrative expenses of $36,000 and decreases in selling and marketing expenses of $2,000 during the three months ended December 26, 2020.

The decrease in general and administrative expenses for the three months ended December 26, 2020 was primarily attributable to decreases in payroll and payroll related expenses of $13,000, audit and legal fees of $7,000, director fees of $10,000 and a decrease in insurance of $7,000. These decreases were partially offset by an increase in outside certification costs of $6,000 during the quarter.

The decrease in selling and marketing expenses for the three months ended December 26, 2020 was primarily attributable to decreases in third party sales support and outside commissions of $31,000 and product demonstration costs of $19,000. These decreases were offset by increases in engineering support of sales efforts of $41,000 and bid and proposal costs of $6,000 for the period.

Product Development Costs

Product development costs for the quarter ended December 26, 2020 were $392,000, compared to $205,000 for the quarter ended December 28, 2019. This increase of $187,000, or 91%, was attributable to a decrease in billable engineering services contracts during the first quarter of fiscal 2021 that resulted in increased product development costs of $217,000. These increased costs were partially offset by a decrease in payroll and payroll-related expenses of $46,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no engineering services revenue generated during the first quarter of fiscal 2021 and $409,000 generated during the first quarter of fiscal 2020.

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

Net Loss

The Company generated a net loss of $342,000 for the first quarter of fiscal 2021, compared to a net loss of $480,000 for the same period of fiscal 2020. This decrease in net loss is primarily attributable to grant income associated with the forgiveness of a Small Business Administration loan of $474,000 during the first quarter of fiscal 2021.

Liquidity and Capital Resources

Our cash and cash equivalents at December 26, 2020 totaled $666,000 and we had a SBA note payable in the amount of $150,000.

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 26, 2020, the Company generated a net loss of $342,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $3,408,000 at December 26, 2020. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees. This plan reduced the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund our activities to June 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of these orders has been significantly delayed and will continue to be difficult to predict due to the impact of the COVID-19 pandemic on our customers, as a result of their operations being reduced or shut down. TCC has been able to maintain operations during this sustained period of disruption, but a continuation of the disruption in either our customers’ operations or those of the Company will continue to have a material adverse impact on sales activity and revenue.

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. On February 1, 2021, the Company received a loan from bankHometown, under the U.S. Small Business Administration's Paycheck Protection Program as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, is in the principal amount of $474,400 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1%. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (either 8 weeks or 24 weeks).This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date.

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing one year from the date of issuance. Also in fiscal year 2020, the Company received a $474,400 PPP loan under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The entire PPP loan amount was forgiven by the SBA on January 11, 2021.

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while TCC expects its common stock to be quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 26, 2020	December 28, 2019

Net loss	$(342,000)	$(480,000)
Changes not affecting cash	18,000	19,000
Changes in assets and liabilities	(524,000)	(384,000)

Cash used in operating activities	(848,000)	(845,000)

Net change in cash and cash equivalents	(848,000)	(845,000)
Cash and cash equivalents - beginning of period	1,514,000	1,593,000

Cash and cash equivalents - end of period	$666,000	$748,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The lease expense for each of the three month periods ended December 26, 2020 and December 28, 2019 was $43,000.

Debt Instruments

On April 17, 2020, the Company was granted a loan (the “Loan”) from bankHometown in the principal amount of $474,400 pursuant to the PPP under the CARES Act. The Loan, which was in the form of a Note dated April 17, 2020, was payable over eighteen months at an annual interest rate of 1%, commencing on October 17, 2020 to the extent not forgiven. The Company used the entire Loan amount for qualifying expenses and the SBA forgave the Loan in its entirety on January 11, 2021.

The Company also was granted a loan by the SBA in August 2020. This loan was evidenced by a promissory note issued on August 10, 2020 under the Economic Injury Disaster Loan program of the SBA in the amount of $150,000. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing one year from the date of issuance.

Backlog

Backlog at December 26, 2020 and September 26, 2020 amounted to $660,000 and $701,000, respectively. The orders in backlog at December 26, 2020 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 26, 2020 and September 26, 2020, the Company had no outstanding letters of credit.

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

During the three month periods ended December 26, 2020 and December 28, 2019 the Company spent $392,000 and $205,000, respectively, on internal product development. The Company also spent $236,000 on billable development efforts during the first three months of fiscal 2020. The Company’s total product development costs during the first three months of fiscal 2021 were 11% lower than the same period in fiscal 2020 but in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2021.

New Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance under ASU No. 2019-12, Simplifying the Accounting for Income Taxes, with respect to leases. The decisions reflected in this ASU update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2020, including interim periods within that reporting period and is not expected to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first three months of the Company’s 2021 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 26, 2020 as a result of the material weaknesses in our internal control over financial reporting discussed below.

As previously disclosed under Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 26, 2020, as well as prior fiscal years, management had concluded that the Company did not maintain effective internal control over financial reporting due to material weaknesses in such internal control related to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, caused by an error in judgment by, or a lack of adequate skills and experience within, the accounting department. In addition, management also previously identified a material weakness due to a lack of sufficient staff to segregate accounting duties.

Nonetheless, management believes that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described below.

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

The Company continues to make significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of its 2021 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of the end of fiscal 2020 and undertaken in the first quarter of TCC’s fiscal 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first quarter of its 2021 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no material pending legal proceedings to which the Company or its subsidiary was a party or which any of their property was subject during the period covered by this quarterly report.

Item 1A.	Risk Factors

Investors may find it difficult to trade or obtain quotations for our common stock.

Effective January 25, 2021, shares of our common stock were no longer listed on the NASDAQ Capital Market.  Although our common stock is now quoted on the Over the Counter Bulletin Board, investors may find that trading of our common stock is limited.  There can be no assurance a more active market for our common stock will develop. Accordingly, investors may be required to bear the economic risk of an investment in our common stock for an indefinite period of time.  In addition, the Company may find it more difficult to raise capital through offerings of its capital stock because its securities are no longer listed on a national securities exchange, and may suffer reputational damage due to the delisting action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Loan Agreement with BankHometown dated February 1, 2021

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 9, 2021	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 9, 2021	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer