Form 10-Q
period 2021-03-27
TECHNICAL COMMUNICATIONS CORP
filed 2021-05-11
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,850,403 shares of Common Stock, $0.10 par value, outstanding as of May 3, 2021.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 27, 2021	September 26, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$566,056	$1,513,852
Accounts receivable - trade	189,332	134,412
Inventories, net	1,122,126	902,051
Other current assets	154,684	153,483
Total current assets	2,032,198	2,703,798

Equipment and leasehold improvements	4,595,152	4,595,152
Less: accumulated depreciation and amortization	(4,587,125)	(4,576,423)
Equipment and leasehold improvements, net	8,027	18,729

Operating lease right-of-use asset	483,355	558,767

Total Assets	$2,523,580	$3,281,294

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$155,125	$152,248
Accounts payable	194,667	66,154
Customer deposits	94,458	161,953
Deferred income	474,405	474,400
Accrued liabilities:
Accrued compensation and related expenses	375,929	250,750
Accrued commissions	12,720	229,314
Other current liabilities	17,149	25,531
Total current liabilities	1,324,453	1,360,350

Long-term operating lease liability	328,230	406,519
Note payable – long-term (Note 7)	150,000	150,000

Total Liabilities	1,802,683	1,916,869

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at March 27, 2021 and September 26, 2020	185,041	185,041
Additional paid-in capital	4,272,228	4,244,965
Accumulated deficit	(3,736,372)	(3,065,581)
Total stockholders’ equity	720,897	1,364,425

Total Liabilities and Stockholders’ Equity	$2,523,580	$3,281,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020

Net revenue	$616,554	$722,751
Cost of revenue	352,892	413,958
Gross profit	263,662	308,793

Operating expenses:
Selling, general and administrative	396,468	513,221
Product development	194,333	156,991
Total operating expenses	590,801	670,212

Operating loss	(327,139)	(361,419)

Other income (expense):
Interest income	-	153
Interest expense	(1,541)	-
Total other income (expense)	(1,541)	153

Net loss	$(328,680)	$(361,266)

Net loss per common share:
Basic	$(0.18)	$(0.20)
Diluted	$(0.18)	$(0.20)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 27, 2021	March 28, 2020

Net revenue	$783,479	$1,388,676
Cost of revenue	396,519	771,032
Gross profit	386,960	617,644

Operating expenses:
Selling, general and administrative	941,689	1,096,569
Product development	586,760	362,385
Total operating expenses	1,528,449	1,458,954

Operating loss	(1,141,489)	(841,310)

Other income (expense):
Grant income	474,400	-
Interest income	-	372
Interest expense	(3,702)	(802)
Total other income (expense)	470,698	(430)

Net loss	$(670,791)	$(841,740)

Net loss per common share:
Basic	$(0.36)	$(0.46)
Diluted	$(0.36)	$(0.46)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 27, 2021	March 28, 2020

Operating Activities:
Net loss	(670,791)	(841,740)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,702	11,088
Stock-based compensation	27,263	26,751

Changes in certain operating assets and liabilities:
Accounts receivable	(54,920)	(101,774)
Inventories	(220,075)	10,728
Other current assets	(1,201)	9,889
Customer deposits	(67,495)	305,819
Deferred income	(474,400)	-
Accounts payable and other accrued liabilities	28,716	(407,000)

Net cash used in operating activities	(1,422,201)	(986,239)

Financing Activities:
Proceeds from debt	474,405	-

Net cash provided by financing activities	474,405	-

Net decrease in cash and cash equivalents	(947,796)	(986,239)

Cash and cash equivalents at beginning of the period	1,513,852	1,593,395

Cash and cash equivalents at end of the period	$566,056	$607,156

Supplemental Disclosures:

Income taxes paid	$912	$912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020

Shares of common stock:
Beginning balance	1,850,403	1,850,403	1,850,403	1,850,403

Ending balance	1,850,403	1,850,403	1,850,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041	$185,041	$185,041

Ending balance	$185,041	$185,041	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,258,828	$4,202,214	$4,244,965	$4,189,439
Stock-based compensation	13,400	13,976	27,263	26,751

Ending balance	$4,272,228	$4,216,190	$4,272,228	$4,216,190

Accumulated deficit:
Beginning balance	$(3,407,692)	$(2,635,405)	$(3,065,581)	$(2,154,931)
Net loss	(328,680)	(361,266)	(670,791)	(841,740)

Ending balance	$(3,736,372)	$(2,996,671)	$(3,736,372)	$(2,996,671)

Total stockholders’ equity	$720,897	$1,404,560	$720,897	$1,404,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Liquidity and Ability to Continue as a Going Concern

For the six months ended March 27, 2021, the Company generated a net loss of $671,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $3,736,000 at March 27, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On March 15, 2021, the Company ended its furlough plan instituted in December 2020 and all employees returned to work on a full time basis. During the furlough, the Company had reduced the workweek for the majority of salaried employees to 24 hours and reduced salaries commensurately.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On May 7, 2021, the Company obtained a Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date, for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. This note will bear interest at a rate of 6%.

We anticipate that our principal sources of liquidity, including the recent line of credit agreement will be sufficient to fund our activities to September 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another furlough and/or employee separations.

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

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. On February 1, 2021, the Company received a loan from bankHometown under the U.S. Small Business Administration's (the “SBA”) Paycheck Protection Program (the “PPP”) as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, is in the principal amount of $474,405 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date.

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance. Also in fiscal year 2020 the Company received a $474,400 PPP loan under the Coronavirus Aid, Relief and Economic Security Act. The entire original PPP loan amount was forgiven by the SBA on January 11, 2021.

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while our common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for each of the three and six month periods of fiscal 2021 and 2020:

	March 27, 2021		March 28, 2020
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$10,910	22,282	$10,161	21,243
Product development expenses	2,490	4,981	3,815	5,508
Total share-based compensation expense before taxes	$13,400	$27,263	$13,976	$26,751

As of March 27, 2021, there was $125,034 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 27, 2021, the weighted average period over which the compensation expense is expected to be recognized is 2.73 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan have expired and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 154,400 shares were outstanding at March 27, 2021. Vesting periods were at the discretion of the Board of Directors and typically ranged between zero and five years. Options under these plans were granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first six months of fiscal 2021:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54
Grants	-	-	-	-
Vested	-	-	-	-
Cancellations/forfeitures	-	(3,500)	(3,500)	11.84

Outstanding, December 26, 2020	71,600	82,800	154,400	$4.38	6.43
Grants	-	-	-	-
Vested	(6,300)	6,300	-	4.22
Cancellations/forfeitures	-	-	-	-

Outstanding, March 27, 2021	65,300	89,100	154,400	$4.38	6.18

Information related to the stock options vested and expected to vest as of March 27, 2021 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	8.70	$1.87	4,000	$1.87
$2.01	-	$3.00	34,300	6.91	2.61	18,200	2.72
$3.01	-	$4.00	46,500	8.04	3.61	17,700	3.63
$4.01	-	$5.00	16,600	3.24	4.34	16,400	4.33
$5.01	-	$10.00	30,000	3.61	7.92	25,800	8.03
$10.01	-	$15.00	7,000	1.10	10.20	7,000	10.20
			154,400	6.18	$4.38	89,100	$5.28

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 27, 2021 and March 28, 2020 was $15,250 and $0, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three and six months of fiscal 2021 and 2020.

Revenue type:

	2021		2020

	March 27, 2021		March 28, 2020
	3 months	6 months	3 months	6 months

Engineering services	$242,754	$242,754	$457,818	$866,642
Equipment sales	373,800	540,725	264,933	522,034
Total	$616,554	$783,479	$722,751	$1,388,676

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

NOTE 5.	Inventories

Inventories consisted of the following:

	March 27, 2021	September 26, 2020

Finished goods	$40,018	$75,289
Work in process	380,593	176,980
Raw materials	701,515	649,782
Total inventory, net	$1,122,126	$902,051

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In February 2021, the Company exercised the remaining option to extend the lease through March 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the six month periods ended March 27, 2021 and March 28, 2020 was $85,000.

The table below presents the maturity of the Company’s operating lease liability as of March 27, 2021:

April - September 2021	$85,302
2022	170,604
2023	170,604
2024	85,302
Total lease payments	511,812
Less: Imputed interest	(28,457)
Total lease liability	$483,355

NOTE 7.	Debt

On April 17, 2020, the Company was granted an initial PPP loan from bankHometown in the principal amount of $474,400 under the Coronavirus Aid, Relief and Economic Security Act (the “ CARES Act”). The loan, which was evidenced by a Note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% commencing on October 17, 2020 to the extent not forgiven. The Company used the entire loan amount for qualifying expenses and the loan was forgiven in its entirety on January 11, 2021. The AICPA and the SEC Office of the Chief Accountant have indicated that a borrower may elect to account for a PPP loan as a government grant in substance by applying the guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy if it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. The Company has elected to adopt this method of accounting for this PPP loan under IAS 20, and has recognized the loan forgiveness as grant income for the full amount of the loan.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is evidenced by a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% . The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic . Although originally repayable commencing one year after grant, on March 12, 2021 the SBA announced that payments on the SBA Loan would be deferred an additional year. Payments on the loan will now commence on August 10, 2022.

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

The aggregate amounts of principal maturities of long-term debt for the following fiscal years are:

2022	$494
2023	3,032
2024	3,148
2025	3,268
2026	3,392
Thereafter	136,666
$150,000

On February 1, 2021, the Company received a second PPP loan from bankHometown as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, is in the principal amount of $474,405 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amount of the loan not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred for 10 months following the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks).

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended March 27, 2021 and March 28, 2020 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 154,400 shares at March 27, 2021 and 230,500 shares at March 28, 2020.

NOTE 10.	Major Customers and Export Sales

During the three months ended March 27, 2021, the Company had four customers that represented 84% (40%, 16%, 16% and 12%, respectively) of net revenue as compared to the three months ended March 28, 2020, during which two customers represented 87% (63% and 24%, respectively) of net revenue. During the six month period ended March 27, 2021, the Company had four customers that represented 75% (31%, 19%, 13% and 12%, respectively) of net revenue as compared to the six month period ended March 28, 2020, during which two customers represented 75% (63% and 12%, respectively) of net revenue.

A breakdown of foreign and domestic net revenue for the first three and six months of fiscal 2021 and 2020 is as follows:

	March 27, 2021		March 28, 2020
	3 months	6 months	3 months	6 months

Domestic	$546,924	$546,924	$495,838	$988,047
Foreign	69,630	236,555	226,913	400,629
Total net revenue	$616,554	$783,479	$722,751	$1,388,676

The Company sold products into two countries during each of the three month periods ended March 27, 2021 and March 28, 2020. The Company sold products into four countries during the six month period ended March 27, 2021 and two countries during the six month period ended March 28, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

	March 27, 2021		March 28, 2020
	3 months	6 months	3 months	6 months

Egypt	83%	24%	-	-
Philippines	17%	5%	-	-
Morocco	-	63%	-	-
Saudi Arabia	-	8%	99%	99%
Bahrain	-	-	1%	1%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 27, 2021		March 28, 2020
	3 months	6 months	3 months	6 months

Mid-East and Africa	83%	95%	100%	100%
Far East	17%	5%	-	-

NOTE 11.	Cash Equivalents and Marketable Securities

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 12.	Subsequent Event

On May 6, 2021, the Company issued a Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date, for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. This note will bear interest at a rate of 6%.

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

Results of Operations

Three Months ended March 27, 2021 compared to Three Months ended March 28, 2020

Net Revenue

Total net revenue for the quarter ended March 27, 2021 was $617,000, compared to $723,000 for the quarter ended March 28, 2020, a decrease of 15%. Revenue for the second quarter of fiscal 2021 consisted of $547,000, or 89% from domestic sources and $70,000, or 11%, from international customers as compared to the same period in fiscal 2020, during which revenue consisted of $496,000, or 69%, from domestic sources and $227,000, or 31%, from international customers.

Foreign sales consisted of shipments to two countries during each of the quarters ended March 27, 2021 and March 28, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2021 and 2020:

	2021	2020

Egypt	$58,000	-
Philippines	12,000	-
Saudi Arabia	-	224,000
Bahrain	-	3,000
	$70,000	$227,000

For the three months ended March 27, 2021, revenue was derived primarily from sales of our engineering services amounting to $243,000 and shipments of our narrowband radio encryptors and various accessories to three domestic customers for deployment into a Middle Eastern country amounting to $98,000, for deployment into a North African country amounting to $98,000 and for deployment into Afghanistan amounting to $77,000.

For the three months ended March 28, 2020, revenue was derived primarily from sales of our engineering services amounting to $458,000 and shipments of our internet protocol data encryptors to two customers in a Middle Eastern country amounting to $224,000.

Gross Profit

Gross profit for the second quarter of fiscal 2021 was $264,000, compared to gross profit of $309,000 for the same period of fiscal 2020, a decrease of 15%. Gross profit expressed as a percentage of total net revenue was 43% for the second quarters of both of fiscal 2021 and fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2021 were $396,000, compared to $513,000 for the same quarter in fiscal 2020. This decrease of $117,000, or 23%, was attributable to decreases in general and administrative expenses of $61,000 and decreases in selling and marketing expenses of $56,000 during the three months ended March 27, 2021.

The decrease in general and administrative expenses for the three months ended March 27, 2021 was primarily attributable to decreases in payroll and payroll-related expenses of $60,000, director fees of $6,000 and insurance costs of $7,000. These decreases were partially offset by an increase in legal fees of $9,000 and shareholder service fees of $5,000 during the quarter.

The decrease in selling and marketing expenses for the three months ended March 27, 2021 was primarily attributable to decreases in product demonstration costs of $35,000, payroll and payroll-related expenses of $15,000, outside commissions of $10,000 and bid and proposal costs of $10,000. These decreases were offset by increases in internal commissions of $5,000 and engineering support of sales efforts of $3,000 for the period.

Product Development Costs

Product development costs for the quarter ended March 27, 2021 were $194,000, compared to $157,000 for the quarter ended March 28, 2020. This increase of $37,000, or 24%, was attributable to a decrease in billable engineering services contracts during the second quarter of fiscal 2021 that resulted in increased product development costs of $134,000 and an increase in project costs of $43,000. These increased costs were partially offset by a decrease in payroll and payroll-related expenses of $110,000, consulting costs of $29,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was engineering services revenue generated during the second quarter of fiscal 2021 of $243,000 and $458,000 generated during the second quarter of fiscal 2020.

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

Net Loss

The Company generated a net loss of $329,000 for the second quarter of fiscal 2021, compared to a net loss of $361,000 for the same period of fiscal 2020. This decrease in net loss is primarily attributable to a decrease in operating expenses of $79,000 partially offset by a decrease in gross profit of $45,000 during the second quarter of fiscal 2021.

Six Months ended March 27, 2021 compared to Six Months ended March 28, 2020

Net Revenue

Total net revenue for the six months ended March 27, 2021 was $783,000, compared to $1,389,000 for the six months ended March 28, 2020, a decrease of 44%. Revenue for the first six months of fiscal 2021 consisted of $547,000, or 70%, from domestic sources and $236,000, or 30%, from international customers, compared to the same period in fiscal 2020, during which revenue consisted of $988,000, or 71%, from domestic sources and $401,000, or 29%, from international customers.

Foreign sales consisted of a shipment to four countries during the six months ended March 27, 2021 and two countries during the six months ended March 28, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first six months of fiscal 2021 and 2020:

	2021	2020

Morocco	$148,000	-
Egypt	58,000	-
Philippines	11,000	-
Saudi Arabia	19,000	$398,000
Bahrain	-	3,000
	$236,000	$401,000

For the six months ended March 27, 2021, revenue was derived from sales of our engineering services amounting to $243,000 and shipments of our narrowband radio encryptors and various accessories to three domestic customers for deployment into a Middle Eastern country amounting to $98,000, for deployment into a North African country amounting to $246,000 and for deployment into Afghanistan amounting to $77,000, and shipments of our internet protocol data encryptors amounting to $19,000.

For the six months ended March 28, 2020, revenue was derived primarily from sales of our engineering services amounting to $867,000, shipments of our internet protocol data encryptors to three customers in a Middle Eastern country amounting to $398,000 and shipments of our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $117,000.

Gross Profit

Gross profit for the first six months of fiscal 2021 was $387,000, compared to gross profit of $618,000 for the same period of fiscal 2020, a decrease of 37%. Gross profit expressed as a percentage of total net revenue was 49% for the first six months of fiscal 2021 compared to 44% for the same period in fiscal 2020.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2021 were $942,000, compared to $1,097,000 for the same period in fiscal 2020. This decrease of $155,000, or 14%, was attributable to decreases in general and administrative expenses of $98,000 and decreases in selling and marketing expenses of $58,000 during the six months ended March 27, 2021.

The decrease in general and administrative expenses for the six months ended March 27, 2021 was primarily attributable to decreases in payroll and payroll-related expenses of $73,000, director fees of $16,000 and insurance costs of $14,000. These decreases were partially offset by an increase in shareholder service fees of $5,000 during the period.

The decrease in selling and marketing expenses for the six months ended March 27, 2021 was primarily attributable to decreases in outside commissions of $41,000, product demonstration costs of $54,000 and in payroll and payroll-related expenses of $17,000. These decreases were offset by an increase in engineering support of sales efforts of $51,000 for the period.

Product Development Costs

Product development costs for the six months ended March 27, 2021 were $587,000, compared to $362,000 for the six months ended March 28, 2020. This increase of $225,000, or 62%, was attributable to a decrease in billable engineering services contracts during the first six months of fiscal 2021 that resulted in increased product development costs of $351,000 and an increase in project costs of $58,000. These increased costs were partially offset by decreases in payroll and payroll-related expenses of $156,000 and consulting costs of $28,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $243,000 of engineering services revenue generated during the first six months of fiscal 2021 and $866,000 generated during the first six months of fiscal 2020.

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

Net Loss

The Company generated a net loss of $671,000 for the first six months of fiscal 2021, compared to a net loss of $842,000 for the same period of fiscal 2020. This decrease in net loss of $171,000 is primarily attributable to grant income associated with the forgiveness of a Small Business Administration loan of $474,000 during the first six months of fiscal 2021, which is partially offset by a decrease in gross profit of $230,000.

Liquidity and Capital Resources

Our cash and cash equivalents at March 27, 2021 totaled $566,000 and we had a SBA note payable in the amount of $150,000. The Company also has borrowed $474,405 from bankHometown under the SBA’s Paycheck Protection Program as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). All or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act

Liquidity and Ability to Continue as a Going Concern

For the six ended March 27, 2021, the Company generated a net loss of $671,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the Company generated $631,000 of net income in the fiscal year ended September 28, 2019, it suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $3,736,000 at March 27, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On March 15, 2021, the Company ended its furlough plan instituted in December 2020 and all employees returned to work on a full time basis. During the furlough, the Company had reduced the workweek for the majority of salaried employees to 24 hours and reduced salaries commensurately.

On May 7, 2021, the Company obtained a Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date, for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. This note will bear interest at a rate of 4%.

We anticipate that our principal sources of liquidity, including the recent line of credit will be sufficient to fund our activities to September 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another furlough and/or employee separations.

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

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. Most recently, on February 1, 2021 the Company received a loan from bankHometown under the PPP as authorized under the Economic Aid Act. The loan, evidenced by a promissory note, is in the principal amount of $474,405 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks). This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date.

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance following a recent change in the loan program. Also in fiscal year 2020, the Company received an initial $474,400 PPP loan under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The entire amount of this original PPP loan was forgiven by the SBA on January 11, 2021.

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while our common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 27, 2021	March 28, 2020

Net loss	$(671,000)	$(842,000)
Changes not affecting cash	38,000
Changes in assets and liabilities	(789,000)	(182,000)

Cash used in operating activities	(1,422,000)	(986,000)

Cash provided by financing activities	474,000

Net change in cash and cash equivalents	(948,000)	(986,000)
Cash and cash equivalents - beginning of period	1,514,000

Cash and cash equivalents - end of period	$566,000	$607,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive in Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The lease expense for each of the six month periods ended March 27, 2021 and March 28, 2020 was $85,000.

Debt Instruments

On April 17, 2020, the Company was granted a loan from bankHometown in the principal amount of $474,400 pursuant to the PPP under the CARES Act. The loan, which was evidenced by a Note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% commencing on October 17, 2020 to the extent not forgiven. The Company used the entire original PPP loan amount for qualifying expenses and the SBA forgave the loan in its entirety on January 11, 2021.

The Company also was granted a loan by the SBA in August 2020. This loan is evidenced by a promissory note dated August 10, 2020 in the principal amount of $150,000 and was made under the Economic Injury Disaster Loan program of the SBA. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance following a recent change in the loan program.

On February 1, 2021, the Company also was granted a second PPP loan from bankHometown in the principal amount of $474,405 under theEconomic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred for 10 months following the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks). The Company expects to use the entire loan amount for qualifying expenses and that the SBA will forgive the loan in its entirety.

Backlog

Backlog at March 27, 2021 and September 26, 2020 amounted to $2,129,000 and $701,000, respectively. The orders in backlog at March 27, 2021 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 27, 2021 and September 26, 2020, the Company had no outstanding letters of credit.

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

During the six month periods ended March 27, 2021 and March 28, 2020 the Company spent $587,000 and $362,000, respectively, on internal product development. The Company also spent $147,000 on billable development efforts during the first six months of fiscal 2021 and $532,000 during the first six months of fiscal 2020. The Company’s total product development costs during the first six months of fiscal 2021 were 18% lower than the same period in fiscal 2020 but in line with its budgeted spending on research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

New Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance under ASU No. 2019-12, Simplifying the Accounting for Income Taxes , with respect to leases. The decisions reflected in this ASU update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2020 (including interim periods within that reporting period) and is not expected to have a material impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 27, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of the end of fiscal 2020 and undertaken in the first six months of TCC’s fiscal 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first six months of its 2021 fiscal year.

PART II. Other Information

Item 1. Legal Proceedings

There were no material pending legal proceedings to which the Company or its subsidiary was a party or which any of their property was subject during the period covered by this quarterly report.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Demand Promissory Note with Carl H. Guild, Jr. dated May 6, 2021

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 11, 2021	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 11, 2021	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer