Form 10-Q
period 2021-06-26
TECHNICAL COMMUNICATIONS CORP
filed 2021-08-10
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of August 6, 2021.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 26, 2021	September 26, 2020
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$220,881	$1,513,852
Accounts receivable - trade	168,028	134,412
Inventories, net	1,300,023	902,051
Other current assets	170,430	153,483
Total current assets	1,859,362	2,703,798

Equipment and leasehold improvements	4,545,350	4,595,152
Less: accumulated depreciation and amortization	(4,539,314)	(4,576,423)
Equipment and leasehold improvements, net	6,036	18,729

Operating lease right-of-use asset	445,117	558,767

Total Assets	$2,310,515	$3,281,294

Liabilities and Stockholders’ Equity
Current Liabilities:
Current operating lease liabilities	$156,584	$152,248
Accounts payable	112,281	66,154
Customer deposits	206,153	161,953
Note payable – short-term (Note 7)	451,000	-
Deferred income	474,405	474,400
Accrued liabilities:
Accrued compensation and related expenses	195,909	250,750
Accrued commissions	13,308	229,314
Other current liabilities	18,804	25,531
Total current liabilities	1,628,444	1,360,350

Long-term operating lease liability	288,533	406,519
Note payable – long-term (Note 7)	150,000	150,000

Total Liabilities	2,066,977	1,916,869

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,850,403 shares issued and outstanding at June 26, 2021 and September 26, 2020	185,041	185,041
Additional paid-in capital	4,284,798	4,244,965
Accumulated deficit	(4,226,301)	(3,065,581)
Total stockholders’ equity	243,538	1,364,425

Total Liabilities and Stockholders’ Equity	$2,310,515	$3,281,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 26, 2021	June 27, 2020

Net revenue	$425,830	$598,730
Cost of revenue	326,572	243,766
Gross profit	99,258	354,964

Operating expenses:
Selling, general and administrative	477,843	505,358
Product development	108,426	332,167
Total operating expenses	586,269	837,525

Operating loss	(487,011)	(482,561)

Other income (expense):
Interest income	-	83
Interest expense	(2,918)	-
Total other income (expense)	(2,918)	83

Net loss	$(489,929)	$(482,478)

Net loss per common share:
Basic	$(0.26)	$(0.26)
Diluted	$(0.26)	$(0.26)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
	June 26, 2021	June 27, 2020

Net revenue	$1,209,309	$1,987,406
Cost of revenue	723,091	1,014,798
Gross profit	486,218	972,608

Operating expenses:
Selling, general and administrative	1,419,532	1,601,927
Product development	695,186	694,552
Total operating expenses	2,114,718	2,296,479

Operating loss	(1,628,500)	(1,323,871)

Other income (expense):
Grant income	474,400	-
Interest income	-	455
Interest expense	(6,620)	(802)
Total other income (expense)	467,780	(347)

Net loss	$(1,160,720)	$(1,324,218)

Net loss per common share:
Basic	$(0.63)	$(0.72)
Diluted	$(0.63)	$(0.72)

Weighted average shares:
Basic	1,850,403	1,850,403
Diluted	1,850,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 26, 2021	June 27, 2020
Operating Activities:
Net loss	$(1,160,720)	$(1,324,218)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,693	16,335
Stock-based compensation	39,833	41,677

Changes in certain operating assets and liabilities:
Accounts receivable	(33,616)	76,304
Inventories	(397,972)	(94,483)
Other current assets	(16,947)	(30,174)
Customer deposits	44,200	559,563
Deferred income	(474,400)	-
Accounts payable and other accrued liabilities	(231,447)	(352,250)

Net cash used in operating activities	(2,218,376)	(1,107,246)

Financing Activities:
Proceeds from debt	925,405	474,400

Net cash provided by financing activities	925,405	474,400

Net decrease in cash and cash equivalents	(1,292,971)	(632,846)

Cash and cash equivalents at beginning of the period	1,513,852	1,593,395

Cash and cash equivalents at end of the period	$220,881	$960,549

Supplemental Disclosures:

Income taxes paid	$912	$912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020

Shares of common stock:
Beginning balance	$1,850,403	$1,850,403	$1,850,403	$1,850,403

Ending balance	$1,850,403	$1,850,403	$1,850,403	$1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041	$185,041	$185,041

Ending balance	$185,041	$185,041	$185,041	$185,041

Additional paid-in capital:
Beginning balance	$4,272,228	$4,216,190	$4,244,965	$4,189,439
Stock-based compensation	12,570	14,926	39,833	41,677

Ending balance	$4,284,798	$4,231,116	$4,284,798	$4,231,116

Accumulated deficit:
Beginning balance	$(3,736,372)	$(2,996,671)	$(3,065,581)	$(2,154,931)
Net loss	(489,929)	(482,478)	(1,160,720)	(1,324,218)

Ending balance	$(4,226,301)	$(3,479,149)	$(4,226,301)	$(3,479,149)

Total stockholders’ equity	$243,538	$937,008	$243,538	$937,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Liquidity and Ability to Continue as a Going Concern

For the nine months ended June 26, 2021, the Company generated a net loss of $1,161,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,226,000 at June 26, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company was able to secure funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a Demand Promissory Note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. The outstanding principal balance at June 26, 2021 was $451,000, plus accrued interest of $6,167.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

Also during the second quarter, on March 15, 2021, the Company ended its furlough plan instituted in December 2020 and all employees returned to work on a full time basis following the Company’s receipt of the proceeds of its second PPP loan, described below. During the furlough, the Company had reduced the workweek for the majority of salaried employees to 24 hours and reduced salaries commensurately.

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through September 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of these orders has been significantly delayed and will continue to be difficult to predict due to the impact of the COVID-19 pandemic on our customers as a result of their operations being reduced or shut down. TCC has been able to maintain its operations during this sustained period of disruption, but a continuation of the disruption in either our customers’ operations or those of the Company will continue to have a material adverse impact on sales activity and revenue.

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA and Mr. Guild. The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and continuing volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while our common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for each of the three and nine month periods of fiscal 2021 and 2020:

	June 26, 2021		June 27, 2020
	3 months	9 months	3 months	9 months

Selling, general and administrative expenses	$10,505	$32,787	$11,243	$32,486
Product development expenses	2,065	7,046	3,683	9,191
Total share-based compensation expense before taxes	$12,570	$39,833	$14,926	$41,677

As of June 26, 2021, there was $110,174 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 26, 2021, the weighted average period over which the compensation expense is expected to be recognized is 2.54 years.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan have expired and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 151,400 shares were outstanding at June 26, 2021. Vesting periods were at the discretion of the Board of Directors and typically ranged between zero and five years. Options under these plans were granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first nine months of fiscal 2021:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54
Grants	-	-	-	-
Vested	-	-	-	-
Cancellations/forfeitures	-	(3,500)	(3,500)	11.84

Outstanding, December 26, 2020	71,600	82,800	154,400	$4.38	6.43
Grants	-	-	-	-
Vested	(6,300)	6,300	-	4.22
Cancellations/forfeitures	-	-	-	-

Outstanding, March 27, 2021	65,300	89,100	154,400	$4.38	6.18
Grants	-	-	-	-
Vested	(14,900)	14,900	-	2.91
Cancellations/forfeitures	(1,200)	(1,800)	(3,000)	3.80

Outstanding, June 26, 2021	49,200	102,200	151,400	$4.39	5.92

Information related to the stock options vested and expected to vest as of June 26, 2021 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01	-	$2.00	20,000	8.45	$1.87	8,000	$1.87
$2.01	-	$3.00	34,300	6.67	2.61	21,000	2.68
$3.01	-	$4.00	43,500	7.83	3.60	24,000	3.60
$4.01	-	$5.00	16,600	2.99	4.34	16,400	4.33
$5.01	-	$10.00	30,000	3.39	7.92	25,800	8.03
$10.01	-	$15.00	7,000	0.85	10.20	7,000	10.20
			151,400	5.92	$4.39	102,200	$4.96

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 26, 2021 and June 27, 2020 was $41,776 and $10,960, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three and nine months of fiscal 2021 and 2020.

Revenue type:

	2021		2020
	June 26, 2021		June 27, 2020
	3 months	9 months	3 months	9 months

Engineering services	$409,550	$652,304	$46,804	$913,446
Equipment sales	16,280	557,005	551,926	1,073,960
Total	$425,830	$1,209,309	$598,730	$1,987,406

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

NOTE 5.	Inventories

Inventories consisted of the following:

	June 26, 2021	September 26, 2020
Finished goods	$40,018	$75,289
Work in process	497,640	176,980
Raw materials	762,365	649,782
Total inventory, net	$1,300,023	$902,051

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In February 2021, the Company exercised the remaining option to extend the lease through March 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the nine month periods ended June 26, 2021 and June 27, 2020 was $128,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The table below presents the maturity of the Company’s operating lease liability as of June 26, 2021:

July - September 2021	$42,651
2022	170,604
2023	170,604
2024	85,302
Total lease payments	469,161
Less: Imputed interest	(24,044)
Total lease liability	$445,117

NOTE 7.	Debt

On April 17, 2020, the Company was granted an initial PPP loan from bankHometown in the principal amount of $474,400 under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan, which was evidenced by a Note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% to the extent not forgiven. The Company used the entire loan amount for qualifying expenses and the loan was forgiven in its entirety on January 11, 2021. The AICPA and the SEC Office of the Chief Accountant have indicated that a borrower may elect to account for a PPP loan as a government grant in substance by applying the guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy if it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. The Company has elected to adopt this method of accounting for this PPP loan under IAS 20, and has recognized the loan forgiveness as grant income for the full amount of the loan.

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is evidenced by a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% per year. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic. Although originally repayable commencing one year after grant, on March 12, 2021 the SBA announced that payments on the SBA Loan would be deferred an additional year. Payments on the loan will now commence on August 10, 2022.

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
$150,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note, which has no expiration, will bear interest at a rate of 6% per annum. The outstanding balance at June 26, 2021 was $451,000, plus accrued interest of $6,167.

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the nine month periods ended June 26, 2021 and June 27, 2020 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 151,400 shares at June 26, 2021 and 241,370 shares at June 27, 2020.

NOTE 10.	Major Customers and Export Sales

During the three months ended June 26, 2021, the Company had one customer that represented 96% of net revenue as compared to the three months ended June 27, 2020, during which three customers represented 92% (53%, 25% and 14%, respectively) of net revenue. During the nine month period ended June 26, 2021, the Company had two customers that represented 66% (54% and 12%, respectively) of net revenue as compared to the nine month period ended June 27, 2020, during which two customers represented 68% (46% and 22%, respectively) of net revenue.

A breakdown of domestic and foreign net revenue for the first three and nine months of fiscal 2021 and 2020 is as follows:

	June 26, 2021		June 27, 2020
	3 months	9 months	3 months	9 months

Domestic	$425,830	$972,754	$512,455	$1,500,502
Foreign	-	236,555	86,275	486,904
Total net revenue	$425,830	$1,209,309	$598,730	$1,987,406

The Company did not sell products into any foreign countries during the three month period ended June 26, 2021, and sold products into one country during the three month period ended June 27, 2020. The Company sold products into four countries during the nine month period ended June 26, 2021 and two countries during the nine month period ended June 27, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	June 26, 2021		June 27, 2020
	3 months	9 months	3 months	9 months

Morocco	-	63%	-	-
Egypt	-	24%	-	-
Philippines	-	5%	-	-
Saudi Arabia	-	8%	100%	99%
Other	-	-	-	1%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 26, 2021		June 27, 2020
	3 months	9 months	3 months	9 months

Mid-East and Africa	-	95%	100%	100%
Far East	-	5%	-	-

NOTE 11.	Cash Equivalents and Marketable Securities

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

Results of Operations

Three Months ended June 26, 2021 compared to Three Months ended June 27, 2020

Net Revenue

Net revenue for the quarter ended June 26, 2021 was $426,000, compared to $599,000 for the quarter ended June 27, 2020, a decrease of 29%. Revenue for the third quarter of fiscal 2021 was entirely from domestic sources as compared to the same period in fiscal 2020, during which revenue consisted of $513,000, or 86%, from domestic sources and $86,000, or 14%, from international customers.

There were no foreign sales during the quarter ended June 26, 2021 and foreign sales consisted of shipments to one country during the quarter ended June 27, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2021 and 2020:

	2021	2020

Saudi Arabia	$-	$86,000
	$-	$86,000

For the three months ended June 26, 2021, revenue was derived primarily from sales of our engineering services amounting to $410,000.

For the three months ended June 27, 2020, revenue was derived primarily from sales of our narrowband radio encryptors and various accessories to a domestic customer for deployment into a Middle Eastern country amounting to $316,000. We also shipped our narrowband radio encryptors to a domestic customer for deployment into a North African country amounting to $149,000 and shipped our internet protocol data encryptors to a customer in a Middle Eastern country amounting to $86,000. The Company also had sales of engineering services amounting to $47,000 during the period.

Gross Profit

Gross profit for the third quarter of fiscal 2021 was $99,000, compared to gross profit of $355,000 for the same period of fiscal 2020, a decrease of 72%. Gross profit expressed as a percentage of total net revenue was 23% and 59% for the third quarters of fiscal 2021 and fiscal 2020, respectively. The decrease in the percentage of gross profit was primarily attributed to the decrease in equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2021 were $478,000, compared to $505,000 for the same quarter in fiscal 2020. This decrease of $27,000, or 5%, was attributable to increases in general and administrative expenses of $4,000 and offset by decreases in selling and marketing expenses of $31,000 during the three months ended June 26, 2021.

The increase in general and administrative expenses for the three months ended June 26, 2021 was primarily attributable to an increase in insurance costs of $14,000 during the quarter. This increase was offset by decreases in payroll and payroll-related expenses of $6,000 and legal fees of $8,000.

The decrease in selling and marketing expenses for the three months ended June 26, 2021 was primarily attributable to decreases in outside commissions and third party marketing agreements of $23,000 and internal commissions of $13,000. These decreases were offset by increases in product evaluation costs of $7,000 for the period.

Product Development Costs

Product development costs for the quarter ended June 26, 2021 were $108,000, compared to $332,000 for the quarter ended June 27, 2020. This decrease of $224,000, or 67%, was attributable to an increase in billable engineering services contracts during the third quarter of fiscal 2021 that resulted in decreased product development costs of $190,000 and a decrease in payroll and payroll-related expenses of $47,000. These decreased costs were partially offset by increases in consulting costs of $7,000 and project costs of $4,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was engineering services revenue generated during the third quarter of fiscal 2021 of $410,000 and $47,000 generated during the third quarter of fiscal 2020.

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

Net Loss

The Company generated a net loss of $490,000 for the third quarter of fiscal 2021, compared to a net loss of $482,000 for the same period of fiscal 2020. This increase in net loss is primarily attributable to a decrease in gross profit of $256,000, partially offset by a decrease in operating expenses of $251,000 during the third quarter of fiscal 2021.

Nine Months ended June 26, 2021 compared to Nine Months ended June 27, 2020

Net Revenue

Net revenue for the nine months ended June 26, 2021 was $1,209,000, compared to $1,987,000 for the nine months ended June 27, 2020, a decrease of 39%. Revenue for the first nine months of fiscal 2021 consisted of $973,000, or 80%, from domestic sources and $236,000, or 20%, from international customers, compared to the same period in fiscal 2020, during which revenue consisted of $1,500,000, or 76%, from domestic sources and $487,000, or 24%, from international customers.

Foreign sales consisted of a shipment to four countries during the nine months ended June 26, 2021 and two countries during the nine months ended June 27, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first nine months of fiscal 2021 and 2020:

	2021	2020

Morocco	$148,000
Egypt	58,000	-
Philippines	11,000	-
Saudi Arabia	19,000	$484,000
Bahrain	-	3,000
	$236,000	$487,000

For the nine months ended June 26, 2021, revenue was derived from sales of our engineering services amounting to $652,000 and shipments of our narrowband radio encryptors and various accessories to three domestic customers for deployment into a Middle Eastern country amounting to $98,000, for deployment into a North African country amounting to $246,000 and for deployment into Afghanistan amounting to $77,000, and shipments of our internet protocol data encryptors amounting to $19,000.

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

Gross Profit

Gross profit for the first nine months of fiscal 2021 was $486,000, compared to gross profit of $973,000 for the same period of fiscal 2020, a decrease of 50%. Gross profit expressed as a percentage of total net revenue was 40% for the first nine months of fiscal 2021 compared to 49% for the same period in fiscal 2020. The decrease in the percentage of gross profit was primarily attributed to the decrease in equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2021 were $1,420,000, compared to $1,602,000 for the same period in fiscal 2020. This decrease of $182,000, or 11%, was attributable to decreases in general and administrative expenses of $93,000 and decreases in selling and marketing expenses of $89,000 during the nine months ended June 26, 2021.

The decrease in general and administrative expenses for the nine months ended June 26, 2021 was primarily attributable to decreases in payroll and payroll-related expenses of $67,000, director fees of $8,000 and audit costs of $7,000.

The decrease in selling and marketing expenses for the nine months ended June 26, 2021 was primarily attributable to decreases in outside commissions of $58,000, internal commission costs of $13,000 and in payroll and payroll-related expenses of $13,000.

Product Development Costs

Product development costs for the nine months ended June 26, 2021 were $695,000, compared to $694,000 for the nine months ended June 27, 2020. This slight increase was attributable to a decrease in billable engineering services contracts during the first nine months of fiscal 2021 that resulted in increased product development costs of $161,000 and an increase in project costs of $62,000. These increased costs were partially offset by decreases in payroll and payroll-related expenses of $204,000 and consulting costs of $20,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $652,000 of engineering services revenue generated during the first nine months of fiscal 2021 and $913,000 generated during the first nine months of fiscal 2020.

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

Net Loss

The Company generated a net loss of $1,161,000 for the first nine months of fiscal 2021, compared to a net loss of $1,324,000 for the same period of fiscal 2020. This decrease in net loss of $163,000 is primarily attributable to grant income associated with the forgiveness of a Small Business Administration loan of $474,000 and a decrease in operating expenses of $182,000 during the first nine months of fiscal 2021, which was partially offset by a decrease in gross profit of $486,000.

Liquidity and Capital Resources

Our cash and cash equivalents at June 26, 2021 totaled $221,000 and we had a long-term SBA note payable in the amount of $150,000. The Company also has borrowed $474,405 from bankHometown under the SBA’s Paycheck Protection Program as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). All or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. In addition, the Company’s President and CEO, Carl H. Guild, Jr, loaned the Company $451,000 under a line of credit arrangement with funds available of up to $1 million.

Liquidity and Ability to Continue as a Going Concern

For the nine months ended June 26, 2021, the Company generated a net loss of $1,161,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,226,000 at June 26, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note will bear interest at a rate of 6% per annum and has no specified term.

Also during the second quarter, the Company ended its furlough plan instituted in December 2020 and all employees returned to work on a full time basis on March 15, 2021 following the Company’s receipt of the proceeds of its second PPP loan, described below. During the furlough, the Company had reduced the workweek for the majority of salaried employees to 24 hours and reduced salaries commensurately.

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through September 2021. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of these orders has been significantly delayed and will continue to be difficult to predict due to the impact of the COVID-19 pandemic on our customers as a result of their operations being reduced or shut down. TCC has been able to maintain operations during this sustained period of disruption, but a continuation of the disruption in either our customers’ operations or those of the Company will continue to have a material adverse impact on sales activity and revenue.

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations, including the line of credit extended by the Company’s CEO and President during the third quarter of the Company’s 2021 fiscal year. During the second quarter of fiscal 2021, the Company received a loan from bankHometown under the PPP as authorized under the Economic Aid Act. The loan on February 1, 2021, evidenced by a promissory note, is in the principal amount of $474,405 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks). This loan is designed to provide assistance in covering the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date.

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA and Mr. Guild. The Company is actively working with equity investors as well as debt investors such as, the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021; while our common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 26, 2021	June 27, 2020

Net loss	$(1,161,000)	$(1,324,000)
Changes not affecting cash	53,000	59,000
Changes in assets and liabilities	(1,110,000)	159,000

Cash used in operating activities	(2,218,000)	(1,106,000)

Cash provided by financing activities	925,000	474,000

Net change in cash and cash equivalents	(1,293,000)	(632,000)
Cash and cash equivalents - beginning of period	1,514,000	1,593,000

Cash and cash equivalents - end of period	$221,000	$961,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive in Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In February 2021, the Company exercised its option to extend the term of the lease through March 2024. The lease expense for each of the nine month periods ended June 26, 2021 and June 27, 2020 was $128,000.

Debt Instruments

On April 17, 2020, the Company was granted a loan from bankHometown in the principal amount of $474,400 pursuant to the PPP under the CARES Act. The loan, which was evidenced by a Note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% to the extent not forgiven. The Company used the entire original PPP loan amount for qualifying expenses and the SBA forgave the loan in its entirety on January 11, 2021.

The Company also was granted a loan by the SBA in August 2020. This loan is evidenced by a promissory note dated August 10, 2020 in the principal amount of $150,000 and was made under the Economic Injury Disaster Loan program of the SBA. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance.

On February 1, 2021, the Company was granted a second PPP loan from bankHometown in the principal amount of $474,405 under the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred for 10 months following the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks). The Company expects to use the entire loan amount for qualifying expenses and that the SBA will forgive the loan in its entirety.

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note will bear interest at a rate of 6% per annum and has no specified term. The outstanding principal balance at June 26, 2021 was $451,000, plus accrued interest of $6,167.

Backlog

Backlog at June 26, 2021 and September 26, 2020 amounted to $1,701,000 and $701,000, respectively. The orders in backlog at June 26, 2021 are expected to ship and/or services are expected to be performed over the next twelve months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 26, 2021 and September 26, 2020, the Company had no outstanding letters of credit.

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

During the nine month periods ended June 26, 2021 and June 27, 2020 the Company spent $695,000 and $694,000, respectively, on internal product development. The Company also spent $405,000 on billable development efforts during the first nine months of fiscal 2021 and $563,000 during the first nine months of fiscal 2020. The Company’s total product development costs during the first nine months of fiscal 2021 were 12% lower than the same period in fiscal 2020 but in line with its budgeted spending on research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of the Company’s 2021 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 26, 2021 as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of the end of fiscal 2020 and undertaken in the first nine months of TCC’s fiscal 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the third quarter of its 2021 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no material pending legal proceedings to which the Company or its subsidiary was a party or which any of their property was subject during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

August 10, 2021	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

August 10, 2021	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer