Form 10-K
period 2021-09-25
TECHNICAL COMMUNICATIONS CORP
filed 2021-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

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

Based on the closing price as of March 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,375,018.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 10, 2021 was 1,854,403.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 25, 2021

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

Overview

The Company’s products consist of sophisticated electronic devices that enable users to transmit information in an encrypted format and permit recipients to reconstitute the information in a deciphered format if the recipient possesses the right decryption “key.” The Company’s products can be used to protect confidentiality in communications between radios, landline telephones, mobile phones, facsimile machines and data network equipment over wires, fiber optic cables, radio waves, and microwave and satellite links. The principal markets for the Company’s products are foreign and domestic governmental entities, law enforcement and military agencies, telecommunications carriers, financial institutions, and multinational companies requiring protection of mission-critical information.

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

TCC’s products are sold worldwide through a variety of channels depending on the country and the customer. Generally, TCC does not use stocking distributors because the Company’s products are required to be sold under an applicable U.S. government license, which generally requires end-user information. Rather, the Company sells directly to customers, original equipment manufacturers, or OEMs, and value-added resellers using its in-house sales force as well as domestic and international representatives, consultants and distributors. The marketing and selling approach varies with each country and often involves extensive test and demonstration activity prior to the consummation of a sale. TCC has a network of in-country representatives and consultants who conduct performance demonstrations, market the products and close the sale, and who handle on behalf of TCC many of the ancillary requirements pertaining to importation duties, taxes, registration fees, and product receipt and acceptance. After-sale, in-country support by the representatives maintains customer satisfaction and provides a liaison for the Company’s customer support services.

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

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. During fiscal 2021, 40% of revenue was generated from our Government Systems product line and 59% was generated by our engineering services. During fiscal 2020, 65% of revenue was generated from our Government Systems product line and 22% was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue from our Government Systems products will constitute the majority of our revenue in the future. These products, such as the internet protocol data encryption systems and the DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

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

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and system development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. Fiscal year 2019 was a significant year for sales of our engineering services, with more modest revenue generated from services during fiscal 2021 and 2020; we expect demand for such services to remain strong in the future.

Government Systems

The Company’s DSP 9000 and HSE 6000 secure radio product lines offer strategic-level security for voice and data communications sent over High Frequency, or HF, Very High Frequency, or VHF, and Ultra High Frequency, or UHF, channels. Designed for military environments, the Company believes these products provide high voice quality over poor line connections, making them an attractive security solution for military aircraft, naval, base station and man-pack radio applications. These products provide automated key distribution for security and ease of use. They are also radio independent because software programmable interfaces allow radio interface levels to be changed without configuring the hardware. Base station, handset and embedded board configurations are available options. All versions interoperate with TCC’s HSE 6000 Squad Radio Headset and Telephone Encryptor for cross-network secure voice conferencing. The DSP 9000 base station model also interoperates with the Company’s CSD 3324 SE secure telephone system to enable “office-to-field” communications.

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

Network Security Systems

TCC offers network encryption systems with centralized key and device management for Internet protocol, or IP, Synchronous Optical Network & Synchronous Digital Hierarchy, or SONET/SDH, and frame relay networks to secure data in transit from local area network to local area network and across wide area networks. TCC’s KEYNET IP Manager is designed to centrally configure and manage a network of encryption appliances for secure communications and can be used globally. The Company also offers KEYNET Lite, a version of KEYNET for small networks.

The Company supports the industry standard Advanced Encryption Standard, or AES, 256-bit cryptographic algorithm and can integrate customer-specific national algorithms to meet customer-specific needs. All of TCC’s encryption systems are designed to seamlessly overlay onto existing networks without requiring infrastructure changes. Network performance impact is negligible and we believe the systems are easy to deploy, use, monitor and manage. Additionally, the Cipher X family offers scalable performance to higher speeds without changing hardware. This minimizes the entry cost of deploying a security solution and provides a cost-effective path to meet evolving business needs. Upgrades are licensed and made available on-demand via the KEYNET management system. All performance levels interoperate and are designed to have identical functionality.

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

Secure Office Systems

The CipherTalk 8500 secure mobile phone is designed to provide military-grade encrypted voice and text communications anywhere in the world over Global System for Mobile Communications, or GSM, and Wi-Fi networks. Introduced in fiscal 2016, the CipherTalk 8500 IP-based secure wireless phone is built on a hardened AndroidTM smartphone platform for security and ease of use. TCC also offers a server-based, network management system that provides the customer with total control of network connectivity.

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

TCC offers general communications security education for businesses and other users, including military and government entities, as well as product-specific training for its customers. TCC also specializes in developing and designing custom cryptographic solutions for customers’ unique secure voice, data and video communications requirements and integrating such solutions into existing systems. The Company has designed embedded secure radio encryption solutions, national algorithms for military data applications, cryptographic modules for National Secure Mode Identification Friend or Foe, or IFF, systems, as well as rocket-borne telemetry encryption modules, and country-unique secure telephone and fax algorithms. In addition, TCC has partnered with network and telecommunications equipment providers to add security in unique applications.

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

Net Revenue and Backlog

In fiscal 2021, the Company had two customers representing 74% of total net revenue. This revenue was derived from sales of our engineering services amounting to $1,107,000 and shipments of our narrowband radio encryptors and various accessories to one north African country amounting to $148,000 and three domestic customers for deployment into a Middle Eastern country amounting to $270,000, for deployment into a North African country amounting to $98,000 and for deployment into Afghanistan amounting to $77,000, and shipments of our internet protocol data encryptors amounting to $19,000.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of orders received where the anticipated shipping date or services to be performed are within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. Our backlog as of September 25, 2021 and September 26, 2020 was approximately $1,090,000 and $701,000, respectively.

For certain services contracts, the Company will bill customers in accordance with the terms of the contract, but recognize revenue as the services are performed. The billings in excess of revenue are recorded as deferred revenue on the balance sheet. These deferred revenues are recognized in future periods as we perform the services. There was no deferred revenue at September 25, 2021 or September 26, 2020.

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

The U.S. government controls, through a licensing process, the distribution of encryption technology and the sale of encryption products. The procedure for obtaining the applicable license from either the Department of Commerce or the Department of State, depending on the U.S. government’s determination of jurisdiction, is well documented. The Company submits a license request application, which contains information pertaining to:

•	the type of equipment being sold;

•	detailed technical description (if required);

•	the buyer;

•	the end-user and use;

•	quantity; and

•	destination location.

The appropriate departments of the U.S. government review the application and a licensing decision is provided to the Company. Pursuant to the receipt of the license, the Company may ship the product.

Many of TCC’s products can be sold under existing “blanket” licenses that have been obtained through a variant of the licensing process that approves products for sale to certain classes of customers, such as financial institutions, civilian government entities and commercial users. The Company has obtained “blanket” licenses for its secure telephone and office system products and its family of network encryptors. Licenses for sales of certain other products and/or to certain end users must be submitted for specific approval as described above. Although the U.S. government retains the right and ability to restrict product exports, the Company does not believe that U.S. government licensing will become more restrictive or an impediment to its business. The trend has been for the U.S. government to reduce the restrictions on the foreign sale of cryptographic equipment. TCC believes this trend is driven by the government’s recognition of the technology available from foreign sources and the need to allow domestic corporations to compete in foreign markets. However, should the regulations become more restrictive, it would have a negative impact on the Company’s international business, the impact of which could be material.

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2021 were, and historically have been, immaterial. In 2003, the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

During the fiscal years ended September 25, 2021 and September 26, 2020, the Company spent $732,000 and $1,069,000, respectively, on internal product development. The Company also spent $711,000 and $563,000 on billable development efforts during fiscal 2021 and 2020, respectively. In fiscal 2021, the Company’s total product development costs were $189,000 lower than fiscal 2020 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2022 will be consistent with fiscal 2021 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2021:

•	Completed the development of the next generation IP encryptors, the Cipher X 7220 and 7210;

•	Continuation of the development of the aircraft-compatible, VOX HSE 6000 radio encryption product variants.

•	Provision of custom engineering services for secure communications.

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

In fiscal years 2021 and 2020, sales directly to international customers accounted for approximately 13% and 30%, respectively, of our net revenue. During fiscal 2021 and 2020, a significant portion of domestic revenue (15% and 44%, respectively) was made to a domestic logistics company that shipped our radio encryption products overseas for use in Saudi Arabia. Based on our historical results we expect that international revenue, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of September 25, 2021, the Company employed 18 full-time employees and two part-time employees, as well as several consultants. The Company believes that its relationship with its employees is good.

Available Information

The U.S. Securities and Exchange Commission, or the SEC, maintains an Internet site that contains current and periodic reports, proxy and information statements, and other information regarding issuers, including TCC, that file electronically with the SEC at www.sec.gov. Additional information about TCC’s filings can also be obtained at our website at www.tccsecure.com under “Investor Relations.” We make available free of charge on our website the Company’s Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not a part of this Annual Report on Form 10-K and should not be considered to be a part of, or incorporated into, this report.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 25, 2021 and subsequent quarterly reports filed with the SEC.

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

For the year ended September 25, 2021, the Company generated a net loss of $1,088,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,154,000 at September 25, 2021. We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through March 2022. We may never achieve or sustain profitability. We must raise additional capital to pursue our development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We may not have sufficient cash to execute our business plan or sustain operations.

We used net cash in operations of $2,706,235 and $700,547 during fiscal years ended September 25, 2021 and September 26, 2020, respectively. At September 25, 2021, we had $298, 022 in cash and cash equivalents. During the third quarter of fiscal 2021, we secured funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. Advances beyond the initial $1 million will bear interest at a rate of 7.5% per annum. The outstanding principal balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195. We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through March 2022. We must raise additional capital to pursue our development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet our obligations.

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

As a result of COVID-19, many of our customers have curtailed their operations and as a result we are experiencing delays in orders. We believe these are only delays and that as we and our customers return to more normal operations these orders will be restored and future orders will resume on a more predictable basis, but we can make no assurances. While we have not experienced any significant supply problems and there have been no materially late deliveries of components or parts to date, it is possible that in a period of sustained disruption we may encounter problems in the manufacturing process or shortages in parts, components or other elements vital to the manufacture, production and sale of our products.

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

Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective for fiscal year-end September 25, 2021.

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the Company’s 2019 fiscal year. Management had concluded that the Company did not maintain effective internal control over financial reporting due to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management identified a material weakness due to a lack of sufficient staff to segregate accounting duties, as well as a material weakness in internal control over significant non-routine transactions, all as disclosed in the relevant quarterly reports filed during our 2021 fiscal year. These conditions have led management to conclude that neither the Company’s disclosure controls and procedures nor its internal control over financial reporting were effective at September 25, 2021.

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated in the early part of its 2022 fiscal year.

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

Our products are designed to interface with our end-users’ existing products, each of which have different specifications and utilizes multiple protocol standards. Many of our end-users’ systems contain multiple generations of products that have been added over time as these systems have grown and evolved. Our products and services must interoperate with all of these products and services as well as with future products and services that might be added to meet our end-users’ requirements. If our products do not interface with those within our end-users’ products and systems, orders for our products could be delayed or cancelled, which could significantly reduce our revenues.

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

As of December 10, 2021, we employed 19 full-time and two part-time employees as well as several consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

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

On March 27, 2014, the Company entered into a lease commencing April 1, 2014 for its facility located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 25, 2021 and September 26, 2020 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021. On March 31, 2021, the Company exercised its option to renew the lease through March 30, 2024.

Item 3.	LEGAL PROCEEDINGS

Our Company, on occasion, may become involved in legal matters arising in the ordinary course of our business, which could have a material adverse effect on our business, financial condition or results of operations. We are currently not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, $0.10 par value, trades on the OTC Market under the symbol “TCCO.”

Holders

As of December 10, 2021, there were 52 record holders of our Common Stock. We believe there are approximately 2,256 beneficial holders of our stock based on information reported to TCC by the Company’s transfer agent.

Dividends

We do not intend to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2021 Equity Incentive Plan, the 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 25, 2021. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 25, 2021, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	119,400	(1)	$3.41	-

Equity compensation plans not approved by security holders	24,500		$7.53	300,000

Total	143,900		$4.11	-

(1) Of the 119,400 options outstanding as of September 25, 2021, 70,900 were exercisable as of such date at an average exercise price of $3.58 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There was a sale by the Company of 4,000 unregistered shares of the Company’s common stock at $4.00 per share on July 15, 2021 to Ralph M. Norwood, a member of the Board of Directors. There were no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of our 2021 fiscal year.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including this Form 10-K for the fiscal year ended September 25, 2021 and the “Risk Factors” section included herein.

Impact of COVID-19 Coronavirus

As a result of the economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. It is uncertain how long our customers’ operations will be impacted, and those of our suppliers and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company’s significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation”, to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

Year ended September 25, 2021 compared to year ended September 26, 2020

Net Revenue

Net revenue for the years ended September 25, 2021 and September 26, 2020 was $1,866,000 and $4,108,000, respectively, a decrease of $2,242,000 or 55%. Revenue for fiscal 2021 consisted of $1,630,000, or 87%, from domestic sources and $237,000, or 13%, from international customers as compared to fiscal 2020, in which revenue consisted of $2,876,000, or 70%, from domestic sources and $1,232,000, or 30%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign revenue consisted of shipments to four countries during the year ended September 25, 2021 and two countries during the year ended September 26, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign revenue by country:

	2021	2020

Morocco	$148,000	$-
Egypt	58,000	-
Saudi Arabia	19,000	1,230,000
Philippines	12,000	-
Other	-	2,000
	$237,000	$1,232,000

For the year ended September 25, 2021, revenue was derived from sales of our engineering services amounting to $1,107,000 and shipments of our narrowband radio encryptors and various accessories to one north African country amounting to $148,000 and three domestic customers for deployment into a Middle Eastern country amounting to $270,000, for deployment into a North African country amounting to $98,000 and for deployment into Afghanistan amounting to $77,000, and shipments of our internet protocol data encryptors amounting to $19,000.

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

Gross Profit

Gross profit for fiscal 2021 was $557,000, compared to gross profit of $2,385,000 for fiscal 2020, a decrease of 77%. Gross profit expressed as a percentage of revenue was 30% for fiscal 2021 compared to 58% for fiscal 2020, which lower gross profit percentage for 2021 was due to the lower margin engineering services revenue during such year. During fiscal 2020, there was a higher concentration of revenue related to product sales, which historically yield higher margins.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2021 were $1,842,000, compared to $2,226,000 for fiscal 2020. This decrease of $384,000, or 17%, was attributable to a decrease in general and administrative expenses of $109,000 and a decrease in selling and marketing expenses of $275,000 during the 2021 fiscal year.

The decrease in general and administrative expenses for the year ended September 25, 2021 was primarily attributable to decreases in payroll and payroll-related expenses of $86,000, director fees of $12,000 and audit costs of $7,000.

The decrease in selling and marketing expenses for the year ended September 25, 2021 was attributable to decreases in outside commissions of $153,000, internal commission costs of $112,000, product demonstration costs of $60,000 and in payroll and payroll-related expenses of $13,000. These decreases were partially offset by an increase in engineering sales support of $70,000.

Product Development Costs

Product development costs for fiscal years 2021 and 2020 were $732,000 and $1,069,000, respectively. This decrease of $337,000, or 32%, was attributable to a decrease in payroll and payroll-related expenses of $249,000 and an increase in billable engineering services contracts during fiscal 2021 that resulted in decreased product development costs of $165,000, which was partially offset by increases in engineering project costs of $77,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months to several years. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $1,107,000 of billable engineering services revenue generated during fiscal 2021 and $913,000 of billable engineering services revenue generated during fiscal 2020.

Net (Loss) Income

The Company generated a net loss of $1,088,000 for fiscal 2021, compared to a net loss of $911,000 for fiscal 2020. This increase in net loss is primarily attributable to a 77% decrease in gross profit during fiscal 2021, partially offset by a 22% decrease in operating expenses and the forgiveness of two PPP loans amounting to $949,000.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of September 25, 2021, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at September 25, 2021 totaled $298,000.

Liquidity and Ability to Continue as a Going Concern

For the year ended September 25, 2021, the Company generated a net loss of $1,088,000. For the fiscal year ended September 26, 2020, the Company generated a net loss of $911,000 and, although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018. The Company has an accumulated deficit of $4,154,000 at September 25, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company was able to secure funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. Advances beyond the initial $1 million will bear interest at a rate of 7.5% per annum. The outstanding principal balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195.

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

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through March 2022. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. On April 17, 2020, the Company was granted a loan from bankHometown under the U.S. Small Business Administration's, or SBA, Paycheck Protection Program, or PPP, in the principal amount of $474,400. The loan, which was evidenced by a note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% to the extent not forgiven. The Company used the entire original PPP loan amount for qualifying expenses and the SBA forgave the loan in its entirety on January 11, 2021.

On February 1, 2021, the Company received a second loan from bankHometown under the PPP as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, or the Economic Aid Act. The loan, evidenced by a promissory note, was in the principal amount of $474,405. The Company used the entire second PPP loan amount for qualifying expenses and the loan was forgiven on August 10, 2021 under the provisions of the Economic Aid Act.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 25, 2021 and September 26, 2020:

	2021	2020

Net loss	$(1,088,000)	$(911,000)
Changes not affecting cash	(882,000)	78,000
Changes in current assets and current liabilities	(736,000)	133,000

Cash used in operating activities	(2,706,000)	(700,000)
Cash used in investing activities	-	(3,000)
Cash provided by financing activities	1,490,000	624,000

Net decrease in cash and cash equivalents	(1,216,000)	(79,000)
Cash and cash equivalents - beginning of year	1,514,000	1,593,000

Cash and cash equivalents - end of year	$298,000	$1,514,000

Operating Activities

The Company used approximately $2 million more cash from operating activities in fiscal 2021 compared to fiscal 2020. This increase was primarily attributable to an increase in net loss of $178,000, a $949,000 forgiveness of PPP loans, the proceeds of which are included in financing activities on the Company’s statement of cash flows, a net difference in the change in inventory of $395,000, a $277,000 in the change in customer deposits and a net difference change in accounts receivable of $138,000 in fiscal 2021 compared to fiscal 2020.

Investing Activities

Cash used in investing activities during fiscal 2021 decreased by approximately $3,000, as the Company had no additions to equipment and leasehold improvements in 2021.

Financing Activities

Cash provided by financing activities in fiscal 2021 and 2020 was a result of proceeds from long-term debt, described below.

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

On February 1, 2021, the Company was granted a second PPP loan from bankHometown in the principal amount of $474,405 under the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. Program rules provide that loan payments will be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower's loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred for 10 months following the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks). The Company used the entire original PPP loan amount for qualifying expenses and the SBA forgave the loan in its entirety on August 10, 2021.

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note will bear interest at a rate of 6% per annum and has no specified term. The outstanding principal balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195.

Backlog

Backlog at September 25, 2021 and September 26, 2020 amounted to $1,090,000 and $701,000, respectively. The orders in backlog at September 25, 2021 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

Performance guarantees

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 25, 2021 and September 26, 2020, the Company had no outstanding letters of credit.

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

During the fiscal years ended September 25, 2021 and September 26, 2020, the Company spent $732,000 and $1,069,000, respectively, on internal product development. The Company also spent $711,000 and $563,000 on billable development efforts during fiscal 2021 and 2020, respectively. In fiscal 2021, the Company’s total product development costs were $189,000 lower than fiscal 2020 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2022 will be consistent with fiscal 2021 levels.

Capital Expenditures

Other than those stated above, there are no plans for material commitments for capital expenditures in fiscal 2022.

Material Trends and Uncertainties

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders. However we cannot be sure this condition will continue and there is emerging evidence that certain parts are becoming more difficult to obtain and are adversely impacting delivery times. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. None the less, the Company has been able to maintain its operations, and believes it will be in a strong position to respond to our customers’ needs as any such new restrictions ease and operations return to normal, but can give no assurances. It is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, especially in light of recent increases in COVID-19 infection rates worldwide, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

In order to have sufficient capital resources to fund operations, the Company has been working diligently to secure several large orders with new and existing customers. The receipt of these orders has been significantly delayed and will continue to be difficult to predict due to the impact of the COVID-19 pandemic on our customers as a result of their operations being reduced or shut down. Without the near term receipt of these new orders the Company will have to secure other sources of financing such as debt or equity capital.

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

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of September 25, 2021 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 25, 2021.

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

Nonetheless, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. In addition, we initiated a remediation plan for the material weaknesses, described above.

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

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated in the early part of its 2022 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the fourth quarter of TCC’s fiscal 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2021 fiscal year.

Item 9B.	OTHER INFORMATION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2021 fiscal year.

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

10.8	SBA Note in favor of bankHometown dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 28, 2020.)
10.9	Purchase Order from ADS, Inc. dated May 19, 2020 (Confidential portions of this exhibit have been omitted). (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2020.)
10.10	SBA Loan Authorization and Agreement, Promissory Note and Security Agreement, dated August 10, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 28, 2020.)

10.11	SBA Note in favor of bankHometown dated January 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2021.)
10.12	Demand Promissory Note with Carl H. Guild, Jr. dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2021.)
10.13*	Amended and Restated Demand Promissory Note, dated November 18, 2021, made by the Company in favor of Carl H. Guild, Jr
10.14*+	2021 Equity Incentive Plan
14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23*	Consent of Stowe & Degon LLC
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Report Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

*       Attached to this filing

+       Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President
Chairman of the Board, Director

Date:	December 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 22, 2021
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 22, 2021
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Thomas E. Peoples	Director	December 22, 2021
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 22, 2021
Francisco F. Blanco

/s/ Ralph M. Norwood	Director	December 22, 2021
Ralph M. Norwood

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 25, 2021 and September 26, 2020

ASSETS	2021	2020

Current assets:
Cash and cash equivalents	$298,022	$1,513,852
Accounts receivable - trade	280,807	134,412
Inventories, net	1,157,382	902,051
Other current assets	169,479	153,483
Total current assets	1,905,690	2,703,798

Equipment and leasehold improvements	4,543,183	4,595,152
Less accumulated depreciation and amortization	(4,538,782)	(4,576,423)
Equipment and leasehold improvements, net	4,401	18,729

Operating lease right-of-use asset	406,519	558,767

Total assets	$2,316,610	$3,281,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable – long-term (Note 9)	$494	$-
Notes payable – short-term (Note 9)	1,000,000	-
Current operating lease liabilities	158,070	152,248
Accounts payable	105,676	66,154
Customer deposits	45,124	161,953
Deferred income	-	474,400
Accrued liabilities:
Compensation and related expenses	219,271	250,750
Commissions	16,248	229,314
Other current liabilities	29,330	25,531
Total current liabilities	1,574,213	1,360,350

Long-term operating lease liabilities	248,449	406,519
Notes payable – long-term, net of current maturities (Note 9)	149,506	150,000

Commitments and contingencies

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,854,403 issued and outstanding at September 25, 2021 and 1,850,403 issued and outstanding at September 26, 2020	185,440	185,041
Additional paid-in capital	4,312,969	4,244,965
Accumulated deficit	(4,153,967)	(3,065,581)
Total stockholders' equity	344,442	1,364,425

Total liabilities and stockholders’ equity	$2,316,610	$3,281,294

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 25, 2021 and September 26, 2020

	2021	2020

Net revenue	$1,866,379	$4,108,240
Cost of revenue	1,309,712	1,723,637
Gross profit	556,667	2,384,603

Operating expenses:
Selling, general and administrative	1,842,094	2,226,265
Product development	732,020	1,068,641
Total operating expenses	2,574,114	3,294,906

Operating loss	(2,017,447)	(910,303)

Other income (expense)
Grant income (Note 9)	948,805	-
Interest expense	(19,747)	(802)
Investment income	3	455
Total other income (expense)	929,061	(347)

Net loss	$(1,088,386)	$(910,650

Net loss per common share
Basic	$(0.59)	$(0.49)
Diluted	$(0.59)	$(0.49)

Weighted average shares
Basic	1,851,194	1,850,403
Diluted	1,851,194	1,850,403

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 25, 2021 and September 26, 2020

	2021	2020

Operating activities:
Net (loss) income	$(1,088,386)	$(910,650)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	14,328	22,148
Stock-based compensation	52,404	55,526
PPP loan forgiveness reported as grant income	(948,805)	-

Changes in current assets and current liabilities:
Accounts receivable	(146,395)	(8,489)
Inventories	(255,331)	140,161
Other current assets	(15,996)	(35,233)
Customer deposits	(116,829)	159,907
Accounts payable and accrued liabilities	(201,224)	(123,917)

Cash used in operating activities	(2,706,234)	(700,547)

Investing activities:
Additions to equipment and leasehold improvements	-	(3,396)

Cash used in investing activities	-	(3,396)

Financing activities:
Proceeds from issuance of common stock	15,999	-
Proceeds from PPP loans	474,405	474,400
Proceeds from long-term debt	1,000,000	150,000

Cash provided by financing activities	1,490,404	624,400

Net decrease in cash, cash equivalents and restricted cash	(1,215,830)	(79,543)

Cash and cash equivalents at beginning of year	1,513,852	1,593,395

Cash and cash equivalents at end of year	$298,022	$1,513,852

Supplemental disclosures:

Income taxes paid	$912	$912

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 25, 2021 and September 26, 2020

	2021	2020

Stockholders' Equity

Shares of common stock:
Beginning balance	1,850,403	1,850,403
Issuance of common stock	4,000	-
Ending balance	1,854,403	1,850,403

Common stock at par value:
Beginning balance	$185,041	$185,041
Issuance of common stock	399	-
Ending balance	185,440	185,041

Additional paid-in capital:
Beginning balance	4,244,965	4,189,439
Issuance of common stock	15,600	-
Stock-based compensation	52,404	55,526
Ending balance	$4,312,969	$4,244,965

Accumulated deficit:
Beginning balance	(3,065,581)	(2,154,831)
Net (loss) income	(1,088,386)	(910,650)
Ending balance	$(4,153,967)	$(3,065,581)

Total stockholders’ equity	$344,442	$1,364,425

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

Liquidity and Ability to Continue as a Going Concern

For the year ended September 25, 2021, the Company generated a net loss of $1,088,386. For the fiscal year ended September 26, 2020, the Company generated a net loss of $910,650 and, although the Company generated $631,426 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,153,967 at September 25, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company was able to secure funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a Demand Promissory Note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. The outstanding principal balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195.

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

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through March 2022. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

Since the start of the pandemic, the Company has been able to secure capital in the form of debt financing to assist with funding its operations. On February 1, 2021, the Company received a loan from bankHometown under the U.S. Small Business Administration's (the “SBA”) Paycheck Protection Program (the “PPP”) as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, evidenced by a promissory note, was in the principal amount of $474,405 and all or a portion of the loan is expected to be forgiven under the provisions of the Economic Aid Act. Any amounts not forgiven will be paid back over five years at an interest rate of 1% per year. This loan was used to cover the Company’s payroll-related expenses and a portion of certain other costs, such as rent and utilities, for a 24 week period following the loan date. The full amount of the original PPP loan received in April 2020 was forgiven by the SBA on January 11, 2021.

Notes to Consolidated Financial Statements (continued)

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance.

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA and Mr. Guild. The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and continuing volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the NASDAQ Capital Market effective January 25, 2021. The common stock is currently quoted on the OTC Bulletin Board. The change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

Cash, Cash Equivalents and Marketable Securities

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

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount. There was no allowance for doubtful accounts at September 25, 2021 or September 26, 2020.

Inventories

The Company values its inventory at the lower of actual cost (based on the first-in, first-out method) to purchase and/or manufacture and net realizable value (based on estimated selling prices, less the cost to sell) of the inventory. The Company periodically reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory based primarily on its estimated forecast of product demand, as well as historical usage. The Company evaluates the carrying value of inventory on a quarterly basis to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices are less than the associated carrying values, inventory carrying values are written down. In addition, the Company makes judgments as to future demand requirements and compares those with the current or committed inventory levels. Reserves are established for inventory levels that exceed the Company’s judgment of future demand. It is possible that additional reserves above those already established may be required in the future if market conditions for the Company’s products should deteriorate.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that required the Company to review long-lived assets for impairment during fiscal years 2021 and 2020.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 25, 2021 and September 26, 2020.

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

As of September 25, 2021 and September 26, 2020, the Company did not hold any assets classified as Level 1, Level 2 or Level 3. There were no assets or liabilities measured at fair value on a nonrecurring basis at September 25, 2021 or September 26, 2020.

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

Research and Development

Research and development costs are included in product development expenses in the consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred and were $732,020 and $1,068,641 in fiscal 2021 and 2020, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of revenue; such amounts were $711,335 and $563,421 in fiscal years 2021 and 2020, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2021 fiscal year ended on September 25, 2021 and included 52 weeks. The 2020 fiscal year ended on September 26, 2020 and included 52 weeks.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for fiscal 2020 to conform with the fiscal year 2021 presentation.

SBA Payroll Protection Program Loan

During fiscal year 2020, the Company adopted IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) to account for the receipt of the loan under the SBA’s Payroll Protection Program. IAS 20 requires the loan to be recognized as deferred income. Derecognition of the liability for any portion of the loan that is forgivable or has been forgiven will occur only when there is a reasonable assurance any conditions attached to the assistance will be met. The income statement effect for the portion of the loan that is forgivable or has been forgiven will consist of either (1) a credit in the income statement, either separately or under a general heading such as “other income,” or (2) a reduction of the related expenses, as the entity recognizes the related cost to which the loan relates. The Company has elected to treat the forgiven part of the loan as other income. As the Company used 100% (minimum requirement is 75%) of the loan proceeds to cover its payroll expenses during the “Alternate Covered Period”, the full amount of the loans were forgiven.

Notes to Consolidated Financial Statements (continued)

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the Company’s 2021 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)          Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the years ended September 25, 2021 and September 26, 2020.

Revenue type:

	September 25, 2021	September 26, 2020

Engineering services	$1,106,709	$913,446
Equipment sales	759,670	3,194,794
Total sales	$1,866,379	$4,108,240

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

Equipment sales revenue consists of sales of communications security equipment for voice, data, facsimile and video networks for military, government and corporate/industrial applications. Equipment sales are billed to the customer upon shipment with typical payment terms requiring a down payment at the time of order with the balance due prior to shipment. For government and certain long term customers, the Company may grant net payment terms.

(4)          Net Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net income (loss) per share amounts as their effect would have been anti-dilutive, were 143,900 and 157,900 shares in fiscal years 2021 and 2020, respectively.

(5)          Stock Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as an operating activity. There were no excess tax benefits for the fiscal years ended September 25, 2021 and September 26, 2020.

Notes to Consolidated Financial Statements (continued)

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

The fair value of options at date of grant was estimated with the following assumptions:

	September 25, 2021	September 26, 2020
Assumptions:
Option life (years)	6.5	6.5
Risk-free interest rate	0.7%	0.8%
Stock volatility	113%	115%
Dividend yield	0%	0%

There were no options granted during the fiscal year ended September 25, 2021 and 34,000 options were granted during the fiscal year ended September 26, 2020. The weighted average grant date fair value of options granted during the year September 26, 2020 was $2.67. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 25, 2021 and September 26, 2020:

	2021	2020
Selling, general and administrative	$43,292	$43,850
Product development	9,112	11,676
Total stock-based compensation expense before taxes	$52,404	$55,526

As of September 25, 2021, there was $97,603 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of September 25, 2021, the weighted average period over which the compensation expense is expected to be recognized is 2.34 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were no options granted under this plan during the fiscal year ended September 25, 2021. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the 2021 plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of September 25, 2021 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 143,900 shares were outstanding at September 25, 2021. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2020 and 2021:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, September 28, 2019	59,400	171,937	231,337	$8.00	3.99
Grants	34,000	-	34,000	2.12
Vested	(21,800)	21,800	-	3.51
Exercises	-	-	-	-
Cancellations/forfeitures	-	(107,437)	(107,437)	11.22
Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54

Grants	-	-	-	-
Vested	(21,900)	21,900	-	3.32
Exercises	-	-	-	-
Cancellations/forfeitures	(1,200)	(12,800)	(14,000)	8.92
Outstanding, September 25, 2021	48,500	95,400	143,900	$4.11	5.97

Information related to the stock options vested or expected to vest as of September 25, 2021 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.01	-	$2.00	20,000	8.20	$1.87	8,000	$1.87
$2.01	-	$3.00	34,300	6.42	2.61	21,000	2.68
$3.01	-	$4.00	43,500	7.58	3.60	24,600	3.60
$4.01	-	$5.00	16,600	2.74	4.34	16,500	4.33
$5.01	-	$10.00	22,500	4.27	7.36	18,300	7.38
$10.01	-	$15.00	7,000	0.61	10.20	7,000	10.20
			143,900	5.97	$4.11	95,400	$4.59

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $14,226 as of September 25, 2021 and $11,860 as of September 26, 2020. There were no stock options exercised during the years ended September 25, 2021 and September 26, 2020. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

(6)          Inventories

Inventories consist of the following:

	September 25, 2021	September 26, 2020

Finished goods	$57,006	$75,289
Work in process	487,276	176,980
Raw materials and supplies	613,100	649,782
Total inventories	$1,157,382	$902,051

Notes to Consolidated Financial Statements (continued)

(7)          Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 25, 2021	September 26, 2020	Estimated Useful Life (years)
Engineering and manufacturing equipment	$2,149,280	$2,181,649	3	-	8
Demonstration equipment	834,137	845,541		3
Furniture and fixtures	1,015,816	1,024,012	3	-	8
Automobile	49,441	49,441		5

Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease
Total equipment and leasehold improvements	4,543,183	4,595,152
Less accumulated depreciation and amortization	(4,538,782)	(4,576,423)
Equipment and leasehold improvements, net	$4,401	$18,729

Depreciation expense was $14,328 and $22,148 for the fiscal years ended September 25, 2021 and September 26, 2020, respectively.

(8)          Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company exercised the option on March 31, 2021, and the new term will run until March 30, 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the years ended September 25, 2021 and September 26, 2020 was $171,000.

The table below presents the maturity of the Company’s operating lease liability as of September 25, 2021:

2022	$170,603
2023	170,603
2024	85,301
Total lease payments	426,507
Less: Imputed interest	(19,988)
Total lease liability	$406,519

(9)          Debt

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

Notes to Consolidated Financial Statements (continued)

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
$150,000

On February 1, 2021, the Company received a second PPP loan from bankHometown as authorized under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”). The loan, which was evidenced by a promissory note, is in the principal amount of $474,405 was payable over 60 months at an annual interest rate of 1% to the extent not forgiven. The Company used the entire loan amount for qualifying expenses and the loan was forgiven in its entirety on August 30, 2021 under the provisions of the Economic Aid Act.

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note, which has no expiration, will bear interest at a rate of 6% per annum. The outstanding balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195.

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

Notes to Consolidated Financial Statements (continued)

The following table reflects changes in the Company's accrued warranty account:

	September 25, 2021	September 26, 2020
Beginning balance	$28,211	$19,301
Plus: accruals related to new sales	2,290	16,774
Less: payments and adjustments to prior period accruals	(16,737)	(7,864)

Ending balance	$13,764	$28,211

(11)          Income Taxes

The income tax expense (benefit) is different from what would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	September 25, 2021		September 26, 2020
	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$(228,561)	(21.0%)	$(191,237)	(21.0%)
State income tax provision, net of federal benefit	(104,451)	(9.6%)	(34,400)	(3.8%)
Federal research credits	-	-	-	-
Change in state income tax rate	(160,738)	(14.8%)	241,432	26.5%
Other	(105,280)	(9.6%)	(27,557)	(3.0%)
Valuation allowance	599,030	55.0%	11,762	1.3%

Total income tax expense (benefit)	$-	-	$-	-

Deferred income taxes consist of the following:

	September 25, 2021	September 26, 2020
Inventory differences	$1,046,746	$1,134,253
Net operating losses	2,789,142	1,972,715
Stock based compensation	133,173	120,684
Tax credits	516,562	535,357
Other	70,168	193,752
Total	4,555,791	3,956,761
Less: valuation allowance	(4,555,791)	(3,956,761)

Total	$-	$-

During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal year 2021, the change in the valuation allowance was $599,030 and related primarily to changes in net operating losses. During fiscal year 2020, the change in the valuation allowance was $16,429 and related primarily to changes in inventory differences and net operating losses.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal and state purposes, the tax years 2017 through 2020 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $365,897 available through fiscal year 2039 and net operating loss carryforwards of $5,859,642 available through fiscal year 2038 and the net operating loss carryforwards generated in fiscal years 2021 through 2019 of $5,027,066 will carryforward indefinitely. In addition, the Company has Massachusetts research credits of $190,455 available through fiscal year 2035 and net operating loss carryforwards of $9,271,700 available through fiscal year 2040.

Notes to Consolidated Financial Statements (continued)

(12)          Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2021 or 2020. The Company's matching contributions were $56,435 and $62,487 in fiscal years 2021 and 2020, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid to eligible employees at September 25, 2021 or September 26, 2020.

(13)         Major Customers and Export Revenue

In fiscal year 2021, the Company had two customers representing 74% (59% and 15%) of total net revenue and at September 25, 2021 had one customer representing 97% of accounts receivable. In fiscal year 2020, the Company had three customers representing 85% (44%, 22% and 19%) of total net revenue and at September 26, 2020 had one customer representing 99% of accounts receivable.

A breakdown of net revenue is as follows:

	September 25, 2021	September 26, 2020
Domestic	$1,629,824	$2,876,086
Foreign	236,555	1,232,154

Total Revenue	$1,866,379	$4,108,240

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 25, 2021	September 26, 2020
Mid-East and Africa	95.0%	100.0%
Far East	5.0%	-

The Company sold products to customers located in four countries during the year ended September 25, 2021 and to customers located in two countries during the year ended September 26, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes the Company’s foreign revenues by country as a percentage of total foreign revenue.

	September 25, 2021	September 26, 2020
Saudi Arabia	8.0%	99.8%
Morocco	62.5%	-
Egypt	24.5%	-
Other	5.0%	0.2%

Notes to Consolidated Financial Statements (continued)

(14)          Related Party Transactions

On May 6, 2021, the Company executed a Demand Promissory Note in favor of Carl H. Guild, Jr. for up to $1 million. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, agreed to provide a line of credit to the Company for working capital purposes. This note, which has no expiration, will bear interest at a rate of 6% per annum. The outstanding balance at September 25, 2021 was $1,000,000, plus accrued interest of $13,195.

On July 15, 2021 there was a sale by the Company of 4,000 unregistered shares of the Company’s common stock at $4.00 per share to a member of the Board of Directors.

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

(16)          Impact of COVID-19 Coronavirus

As a result of the economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees and all employees returned to work on a full time basis following the Company’s receipt of the proceeds of its second PPP loan. It is uncertain how long our customers’ operations will be impacted, and those of our suppliers and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

(17)          Subsequent Event

On November 18, 2021, the Company issued an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This agreement amends an existing agreement and increases the amount of funds available to $2 million. Advances under this new agreement will bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Technical Communications Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and Subsidiary (the Company) as of September 25, 2021 and September 26, 2020, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for the years ended September 25, 2021 and September 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts

December 22, 2021

We have served as the Company’s auditors since 2019.