Form 10-Q
period 2021-12-25
TECHNICAL COMMUNICATIONS CORP
filed 2022-02-08
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of February 4, 2022.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 25, 2021	September 25, 2021
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,259	$298,022
Accounts receivable - trade	127,467	280,807
Inventories, net	1,127,454	1,157,382
Other current assets	147,933	169,479
Total current assets	1,460,113	1,905,690

Equipment and leasehold improvements	4,543,183	4,543,183
Less: accumulated depreciation and amortization	(4,540,103)	(4,538,782)
Equipment and leasehold improvements, net	3,080	4,401

Operating lease right-of-use asset	367,558	406,519

Total Assets	$1,830,751	$2,316,610

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of notes payable – long-term (Note 7)	$1,242	$494
Notes payable - short-term debt	1,150,000	1,000,000
Current operating lease liabilities	159,543	158,070
Accounts payable	182,109	105,676
Customer deposits	3,933	45,124
Accrued liabilities:
Accrued compensation and related expenses	182,580	219,271
Accrued commissions	16,248	16,248
Other current liabilities	34,619	29,330
Total current liabilities	1,730,274	1,574,213

Long-term operating lease liability	208,015	248,449
Note payable – long-term, net of current maturities (Note 7)	148,758	149,506

Total Liabilities	2,087,047	1,972,168

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,854,403 shares issued and outstanding at December 25, 2021 and September 25, 2021	185,440	185,440
Additional paid-in capital	4,325,592	4,312,969
Accumulated deficit	(4,767,328)	(4,153,967)
Total stockholders’ equity (deficit)	(256,296)	344,442

Total Liabilities and Stockholders’ Equity	$1,830,751	$2,316,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Net revenue	$423,481	$166,925
Cost of revenue	356,828	43,627
Gross profit	66,653	123,298

Operating expenses:
Selling, general and administrative	562,360	545,221
Product development	101,099	392,427
Total operating expenses	663,459	937,648

Operating loss	(596,806)	(814,350)

Other income (expense):
Grant income	-	474,400
Interest expense	(16,555)	(2,161)
Total other income (expense)	(16,555)	472,239

Net loss	$(613,361)	$(342,111)

Net loss per common share:
Basic	$(0.33)	$(0.19)
Diluted	$(0.33)	$(0.19)

Weighted average shares:
Basic	1,854,403	1,850,403
Diluted	1,854,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Operating Activities:
Net loss	$(613,361)	$(342,111)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,321	3,760
Stock-based compensation	12,623	13,863

Changes in certain operating assets and liabilities:
Accounts receivable	153,340	(13,518)
Inventories	29,928	(63,567)
Other current assets	21,546	24,409
Customer deposits	(41,191)	65,517
Deferred income	-	(474,400)
Accounts payable and other accrued liabilities	45,031	(61,422)

Net cash used in operating activities	(390,763)	(847,469)

Financing Activities:
Proceeds from debt	150,000	-

Net cash provided by financing activities	150,000	-

Net decrease in cash and cash equivalents	(240,763)	(847,469)

Cash and cash equivalents at beginning of the period	298,022	1,513,852

Cash and cash equivalents at end of the period	$57,259	$666,383

Supplemental Disclosures:

Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended
	December 25, 2021	December 26, 2020
Shares of common stock:
Beginning balance	1,854,403	1,850,403

Ending balance	1,854,403	1,850,403

Common stock at par value:
Beginning balance	$185,440	$185,041

Ending balance	$185,440	$185,041

Additional paid-in capital:
Beginning balance	$4,312,969	$4,244,965
Stock-based compensation	12,623	13,863

Ending balance	$4,325,592	$4,258,828

Accumulated deficit:
Beginning balance	$(4,153,967)	$(3,065,581)
Net loss	(613,361)	(342,111)

Ending balance	(4,767,328)	(3,407,692)

Total stockholders’ equity	$(256,296)	$1,036,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 24, 2022.

The September 25, 2021 consolidated balance sheet contained herein was derived from the Company’s audited consolidated balance sheet at September 25, 2021 as contained in the Company’s Annual Report on Form 10-K for the fiscal year then ended as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 25, 2021 included in its Annual Report on Form 10-K as filed with the SEC (the “2021 Annual Report”).

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

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 25, 2021, the Company generated a net loss of $613,361 and for the fiscal years ended September 25, 2021 and September 26, 2020, the Company generated net losses of $1,088,386 and $910,650, respectively. Although the Company generated $631,425 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,767,328 at December 25, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company secured funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. Advances beyond the initial $1 million will bear interest at a rate of 7.5% per annum. The outstanding principal balance at December 25, 2021 was $1,150,000, plus accrued interest of $29,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2021 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2021 Annual Report.

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first quarter of each of fiscal 2022 and 2021:

	2022	2021
Selling, general and administrative expenses	$10,563	$11,373
Product development expenses	2,060	2,490
Total share-based compensation expense before taxes	$12,623	$13,863

As of December 25, 2021, there was $85,230 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 25, 2021, the weighted average period over which the compensation expense is expected to be recognized is 2.15 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were no options granted under this plan during the quarter ended December 25, 2021. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the 2021 plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of December 25, 2021 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 143,900 shares were outstanding at December 25, 2021. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first three months of fiscal 2022:

Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)
Outstanding, September 25, 2021	48,500	95,400	143,900	$4.11	5.97
Grants	-	-	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	-	-	-

Outstanding, December 25, 2021	48,500	95,400	143,900	$4.11	5.73

Information related to the stock options vested and expected to vest as of December 25, 2021 is as follows:

Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.01	-	$2.00	20,000	7.95	$1.87	8,000	$1.87
$2.01	-	$3.00	34,300	6.17	2.61	21,000	2.68
$3.01	-	$4.00	43,500	7.34	3.60	24,600	3.60
$4.01	-	$5.00	16,600	2.49	4.34	16,500	4.33
$5.01	-	$10.00	22,500	4.02	7.36	18,300	7.38
$10.01	-	$15.00	7,000	0.35	10.20	7,000	10.20
			143,900	5.73	$4.11	95,400	$4.59

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 25, 2021 and December 26, 2020 was $1,040 and $36,659, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three months of fiscal 2022 and 2021.

Revenue type:

	2022	2021
Engineering services	$343,701	$-
Equipment sales	79,780	166,925
Total	$423,481	$166,925

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

NOTE 5.	Inventories

Inventories consisted of the following:

	December 25, 2021	September 25, 2021
Finished goods	$-	$57,006
Work in process	505,129	487,276
Raw materials	622,325	613,100
Total inventory, net	$1,127,454	$1,157,382

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $170,603. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $170,603. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company exercised the option on March 31, 2021, and the new term will run until March 30, 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three month periods ended December 25, 2021 and December 26, 2020 was $42,651.

The table below presents the maturity of the Company’s operating lease liability as of December 25, 2021:

2022	$127,952
2023	170,603
2024	85,301
Total lease payments	383,856
Less: Imputed interest	(16,298)
Total lease liability	$367,558

NOTE 7.	Debt

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

On November 18, 2021, the Company entered into an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This line amends an existing financing and increases the amount of funds available to $2 million. Advances under the original line bear interest at 6% per annum. Future advances under this new financing will bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The outstanding balance at December 25, 2021 was $1,150,000, plus accrued interest of $29,261.

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 25, 2021 and December 26, 2020 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 143,900 shares at December 25, 2021 and 154,400 shares at December 26, 2020.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 10.	Major Customers and Export Sales

During the three months ended December 25, 2021, the Company had two customers that represented 100% (89% and 11%, respectively) of net revenue and at December 25, 2021 had one customer representing 100% of accounts receivable. During the three months ended December 26, 2020, the Company had two customers that represented 100% (89% and 11%, respectively) of net revenue and at December 26, 2020 had one customer representing 100% of accounts receivable.

A breakdown of foreign and domestic net revenue for first three months of fiscal 2022 and 2021 is as follows:

	2022	2021
Domestic	$343,701	$-
Foreign	79,780	166,925
Total net revenue	$423,481	$166,925

The Company sold products into one country during the three month period ended December 25, 2021 and two countries during the three month period ended December 26, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2022 and 2021.

	2022	2021
Morocco	-	89%
Saudi Arabia	100%	11%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarter of fiscal 2022 and 2021 is as follows:

	2022	2021
Mid-East and Africa	100%	100%

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 25, 2021 and we have not adopted any accounting policies that have had or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 25, 2021 as filed with the SEC.

Results of Operations

Three Months ended December 25, 2021 compared to Three Months ended December 26, 2020

Net Revenue

Net revenue for the quarters ended December 25, 2021 and December 26, 2020 was $423,000 and $167,000, respectively, an increase of $256,000 or 153%. Revenue for the first fiscal quarter of 2022 consisted of $343,000, or 81%, from domestic sources and $80,000, or 19%, from international customers as compared to the same period in fiscal 2020, in which revenue consisted of 100% from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to one country during the quarter ended December 25, 2021 and two countries during the quarter ended December 26, 2020. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2022 and 2021:

	2022	2021
Morocco	$-	$148,000
Saudi Arabia	80,000	19,000
	$80,000	$167,000

For the three months ended December 25, 2021, revenue was derived from sales of our engineering services amounting to $343,000 and shipments of our internet protocol data encryptors amounting to $80,000.

For the three months ended December 26, 2020, revenue was derived from sales of our DSP9000 radio ciphering equipment amounting to $148,000 and shipments of our internet protocol data encryptors amounting to $19,000.

Gross Profit

Gross profit for the first quarter of fiscal 2022 was $67,000, compared to gross profit of $123,000 for the same period of fiscal 2021, a decrease of 46%. Gross profit expressed as a percentage of total net revenue was 16% for the first quarter of fiscal 2022 compared to 74% for the same period in fiscal 2021. This increase in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2022 were $562,000, compared to $545,000 for the same quarter in fiscal 2021. This increase of $17,000, or 3%, was attributable to increases in general and administrative expenses of $3,000 and increases in selling and marketing expenses of $14,000 during the three months ended December 25, 2021.

The increase in general and administrative expenses for the three months ended December 25, 2021 was primarily attributable to an increases in payroll and payroll related expenses of $10,000, audit and director fees of $7,000 and $8,000 respectively. These increases were partially offset by a decrease in shareholder costs of $8,000, legal fees of $5,000 and a decrease in insurance costs of $5,000 during the quarter.

The increase in selling and marketing expenses for the three months ended December 25, 2021 was primarily attributable to increases in bid and proposal efforts of $17,000, product demonstration costs of $19,000, increases in payroll and payroll related expenses of $4,000 and third party sales support and outside commissions of $6,000. These decreases were offset by decreases in engineering support of sales efforts of $33,000, for the period.

Product Development Costs

Product development costs for the quarter ended December 25, 2021 were $101,000, compared to $392,000 for the quarter ended December 26, 2020. This decrease of $291,000, or 74%, was attributable to an increase in billable engineering services contracts during the first quarter of fiscal 2022 that resulted in decreased product development costs of $264,000 and a decrease in payroll and payroll-related expenses of $28,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $343,000 of engineering services revenue generated during the first quarter of fiscal 2022 and no engineering services revenue generated during the first quarter of fiscal 2021.

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

Net Loss

The Company generated a net loss of $613,000 for the first quarter of fiscal 2022, compared to a net loss of $342,000 for the same period of fiscal 2021. This increase in net loss is primarily attributable to a 46% decrease in gross profit and a decrease in grant income associated with the forgiveness of a Small Business Administration loan of $474,000, which was partially offset by a 29% decrease in operating expense during the first quarter of fiscal 2022.

Liquidity and Capital Resources

Our cash and cash equivalents at December 25, 2021 totaled $57,000.

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 25, 2021, the Company generated a net loss of $613,000 and for the fiscal years ended September 25, 2021 and September 26, 2020, the Company generated net losses of $1,088,000 and $911,000, respectively. Although the company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $4,767,000 at December 25, 2021. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company secured funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. Advances beyond the initial $1 million will bear interest at a rate of 7.5% per annum. The outstanding principal balance at December 25, 2021 was $1,150,000, plus accrued interest of $29,000.

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

Since the start of the pandemic, the Company secured capital in the form of debt financing to assist with funding its operations. On April 17, 2020, the Company was granted a loan from bankHometown under the U.S. Small Business Administration's, or SBA, Paycheck Protection Program, or PPP, in the principal amount of $474,400. The loan, which was evidenced by a note dated April 17, 2020, was payable over 18 months at an annual interest rate of 1% to the extent not forgiven. The Company used the entire original PPP loan amount for qualifying expenses and the SBA forgave the loan in its entirety on January 11, 2021.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 25, 2021	December 26, 2020
Net loss	$(613,000)	$(342,000)
Changes not affecting cash	13,000	18,000
Changes in assets and liabilities	209,000	(524,000)

Cash used in operating activities	(391,000)	(848,000)

Cash provided by financing activities	150,000

Net change in cash and cash equivalents	(241,000)	(848,000)
Cash and cash equivalents - beginning of period	298,000	1,514,000

Cash and cash equivalents - end of period	$57,000	$666,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In March 2021, the Company exercised the second option and the new term will run until March 30, 2024. The lease expense for each of the three month periods ended December 25, 2021 and December 26, 2020 was $43,000.

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

On November 18, 2021, the Company entered into an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This line amends an existing financing and increases the amount of funds available to $2 million. Advances under the original line bear interest at 6% per annum. Future advances under this new financing will bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The outstanding balance at December 25, 2021 was $1,150,000, plus accrued interest of $29,261.

Backlog

Backlog at December 25, 2021 and September 25, 2021 amounted to $660,000 and $1,090,000, respectively. The orders in backlog at December 25, 2021 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 25, 2021 and September 25, 2021, the Company had no outstanding letters of credit.

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

During the three month periods ended December 25, 2021 and December 26, 2020 the Company spent $101,000 and $392,000, respectively, on internal product development. The Company also spent $219,000 on billable development efforts during the first three months of fiscal 2021. The Company’s total product development costs during the first three months of fiscal 2022 were consistent with the same period in fiscal 2021 and in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2022.

New Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance under ASU No. 2019-12, Simplifying the Accounting for Income Taxes, with respect to leases. The decisions reflected in this ASU update specific areas of ASC 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The Company adopted this guidance during its fiscal year quarter ended December 25, 2021, and it did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first three months of the Company’s 2022 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 25, 2021 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 25, 2021.

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

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of its 2022 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first quarter of the Company’s fiscal 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first quarter of its 2022 fiscal year.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 8, 2022	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 8, 2022	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer