Form 10-Q
period 2022-03-26
TECHNICAL COMMUNICATIONS CORP
filed 2022-05-10
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2022

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
None

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of May 7, 2022.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 26, 2022	September 25, 2021
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$26,061	$298,022
Accounts receivable - trade	394,825	280,807
Inventories, net	1,078,933	1,157,382
Other current assets	179,819	169,479
Total current assets	1,679,638	1,905,690

Equipment and leasehold improvements	4,543,183	4,543,183
Less: accumulated depreciation and amortization	(4,541,424)	(4,538,782)
Equipment and leasehold improvements, net	1,759	4,401

Operating lease right-of-use asset	328,230	406,519

Total Assets	$2,009,627	$2,316,610

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of notes payable – long-term (Note 7)	$1,996	$494
Notes payable - short-term debt	1,900,000	1,000,000
Current operating lease liabilities	161,043	158,070
Accounts payable	122,883	105,676
Customer deposits	3,933	45,124
Accrued liabilities:
Accrued compensation and related expenses	226,018	219,271
Accrued commissions	13,164	16,248
Other current liabilities	31,800	29,330
Total current liabilities	2,460,837	1,574,213

Long-term operating lease liability	167,187	248,449
Note payable – long-term, net of current maturities (Note 7)	148,004	149,506

Total Liabilities	2,776,028	1,972,168

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,854,403 shares issued and outstanding at March 26, 2022 and September 25, 2021	185,440	185,440
Additional paid-in capital	4,337,770	4,312,969
Accumulated deficit	(5,289,611)	(4,153,967)
Total stockholders’ equity (deficit)	(766,401)	344,442

Total Liabilities and Stockholders’ Equity	$2,009,627	$2,316,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021

Net revenue	$565,112	$616,554
Cost of revenue	490,424	352,892
Gross profit	74,688	263,662

Operating expenses:
Selling, general and administrative	484,649	396,468
Product development	83,789	194,333
Total operating expenses	568,438	590,801

Operating loss	(493,750)	(327,139)

Other income (expense):
Interest expense	(28,533)	(1,541)
Total other income (expense)	(28,533)	472,239

Net loss	$(522,283)	$(328,680)

Net loss per common share:
Basic	$(0.28)	$(0.18)
Diluted	$(0.28)	$(0.18)

Weighted average shares:
Basic	1,854,403	1,850,403
Diluted	1,854,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 26, 2022	March 27, 2021

Net revenue	$988,593	$783,479
Cost of revenue	847,252	396,519
Gross profit	141,341	386,960

Operating expenses:
Selling, general and administrative	1,047,009	941,689
Product development	184,888	586,760
Total operating expenses	1,231,897	1,528,449

Operating loss	(1,090,556)	(1,141,489)

Other income (expense):
Grant income	-	474,400
Interest expense	(45,088)	(3,702)
Total other income (expense)	(45,088)	470,698

Net loss	$(1,135,644)	$(670,791)

Net loss per common share:
Basic	$(0.61)	$(0.36)
Diluted	$(0.61)	$(0.36)

Weighted average shares:
Basic	1,854,403	1,850,403
Diluted	1,854,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 26, 2022	March 27, 2021
Operating Activities:
Net loss	$(1,135,644)	$(670,791)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,642	10,702
Stock-based compensation	24,801	27,263

Changes in certain operating assets and liabilities:
Accounts receivable	(114,018)	(54,920)
Inventories	78,449	(220,075)
Other current assets	(10,340)	(1,201)
Customer deposits	(41,191)	(67,495)
Deferred income	-	(474,400)
Accounts payable and other accrued liabilities	23,340	28,716

Net cash used in operating activities	(1,171,961)	(1,422,201)

Financing Activities:

Proceeds from debt	900,000	474,405

Net cash provided by financing activities	900,000	474,405

Net decrease in cash and cash equivalents	(271,961)	(947,796)

Cash and cash equivalents at beginning of the period	298,022	1,513,852

Cash and cash equivalents at end of the period	$26,061	$566,056

Supplemental Disclosures:

Income taxes paid	$912	$912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021

Shares of common stock:
Beginning balance	1,854,403	1,850,403	1,854,403	1,850,403

Ending balance	1,854,403	1,850,403	1,854,403	1,850,403

Common stock at par value:
Beginning balance	$185,440	$185,041	$185,440	$185,041

Ending balance	$185,440	$185,041	$185,440	$185,041

Additional paid-in capital:
Beginning balance	$4,325,592	$4,258,828	$4,312,969	$4,244,965
Stock-based compensation	12,178	13,400	24,801	27,263

Ending balance	$4,337,770	$4,272,228	$4,337,770	$4,272,228

Accumulated deficit:
Beginning balance	$(4,767,328)	$(3,407,692)	$(4,153,967)	$(3,065,581)
Net loss	(522,283)	(328,680)	(1,135,644)	(670,791)

Ending balance	$(5,289,611)	$(3,736,372)	$(5,289,611)	$(3,736,372)

Total stockholders’ equity	$(766,401)	$720,897	$(766,401)	$720,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Liquidity and Ability to Continue as a Going Concern

For the six months ended March 26, 2022, the Company generated a net loss of $1,135,644 and for the fiscal years ended September 25, 2021 and September 26, 2020, the Company generated net losses of $1,088,000 and $911,000, respectively. Although the Company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $5,289,611 at March 26, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company secured funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. On April 7, 2022 the line was amended and restated again to increase the amount to $3 million. Advances beyond the initial $1 million bear interest at a rate of 7.5% per annum. The outstanding principal balance at March 26, 2022 was $1,900,000, plus accrued interest of $25,000. An interest payment of $30,000 was made in January of 2022.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through June 2022. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. The Company’s common stock trades on the OTC Market.

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

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first three and six months of fiscal 2022 and 2021:

	March 26, 2022		March 27, 2021
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$10,112	20,674	$10,910	22,282
Product development expenses	2,066	4,127	2,490	4,981
Total share-based compensation expense before taxes	$12,178	$24,801	$13,400	$27,263

As of March 26, 2022, there was $73,053 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 26, 2022, the weighted average period over which the compensation expense is expected to be recognized is 2.03 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were no options granted under this plan during the six months ended March 26, 2022. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the 2021 plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first three months of fiscal 2022:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 25, 2021	48,500	95,400	143,900	$4.11	5.97
Grants	-	-	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	-	-	-

Outstanding, December 25, 2021	48,500	95,400	143,900	$4.11	5.73
Grants	-	-	-	-	-
Vested	(4,200)	4,200	-	4.88
Cancellations/forfeitures	-	-	-	-

Outstanding, March 26, 2022	44,300	99,600	143,900	$4.11	5.48

Information related to the stock options vested and expected to vest as of March 26, 2022 is as follows:

Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price

$1.01	-	$2.00	20,000	7.70	$1.87	8,000	$1.87
$2.01	-	$3.00	34,300	5.92	2.61	23,100	2.68
$3.01	-	$4.00	43,500	7.09	3.60	24,600	3.60
$4.01	-	$5.00	16,600	2.24	4.34	16,500	4.33
$5.01	-	$10.00	22,500	3.77	7.36	20,400	7.37
$10.01	-	$15.00	7,000	0.11	10.20	7,000	10.20
			143,900	5.48	$4.11	99,600	$4.60

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of March 26, 2022 and March 27, 2021 was $0 and $15,250, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three and six months of fiscal 2022 and 2021.

Revenue type:

	March 26, 2022		March 27, 2021
	3 months	6 months	3 months	6 months

Engineering services	$513,432	$857,133	$242,754	$242,754
Equipment sales	51,680	131,460	373,800	540,725
Total	$565,112	$988,593	$616,554	$783,479

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

NOTE 5.	Inventories

Inventories consisted of the following:

	March 26, 2022	September 25, 2021
Finished goods	$-	$57,006
Work in process	478,682	487,276
Raw materials	600,251	613,100
Total inventory, net	$1,078,933	$1,157,382

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $170,603. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $170,603. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company exercised the option on March 31, 2021, and the new term will run until March 30, 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the six month periods ended March 26, 2022 and March 27, 2021 was $85,301.

The table below presents the maturity of the Company’s operating lease liability as of March 26, 2022:

2022	$85,301
2023	170,603
2024	85,301
Total lease payments	341,205
Less: Imputed interest	(12,975)
Total lease liability	$328,230

NOTE 7.	Debt

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

On November 18, 2021, the Company entered into an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This line amends an existing financing and increases the amount of funds available to $2 million. Advances under the original line bear interest at 6% per annum. Future advances under this new financing will bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The outstanding balance at March 26, 2022 was $1,900,000, plus accrued interest of $24,934. An interest payment of $30,433 was made in January 2022.

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended March 26, 2022 and March 27, 2021 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 9.	Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 143,900 shares at March 26, 2022 and 154,400 shares at March 27, 2021.

NOTE 10.	Major Customers and Export Sales

During the three months ended March 26, 2022, the Company had one customer that represented 91% of net revenue as compared to the three months ended March 27, 2021, during which four customers represented 84% (40%, 16%, 16% and 12%, respectively) of net revenue. During the six month period ended March 26, 2022, the Company had one customers that represented 87% of net revenue as compared to the six month period ended March 27, 2021, during which four customers represented 75% (31%, 19%, 13% and 12%, respectively) of net revenue.

A breakdown of foreign and domestic net revenue for the first three and six months of fiscal 2022 and 2021 is as follows:

	March 26, 2022		March 27, 2021
	3 months	6 months	3 months	6 months

Domestic	$513,432	$857,133	$546,924	$546,924
Foreign	51,680	131,460	69,630	236,555
Total net revenue	$565,112	$988,593	$616,554	$783,479

The Company sold products into one country during the three month period ended March 26, 2022 and two countries during the three month period ended March 27, 2021. The Company sold products into two countries during the six month period ended March 26, 2022 and four countries during the six month period ended March 27, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

	March 26, 2022		March 27, 2021
	3 months	6 months	3 months	6 months

Philippines	100%	39%	17%	5%
Saudi Arabia	-	61%	-	8%
Egypt	-	-	83%	24%
Morocco	-	-	-	63%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 26, 2022		March 27, 2021
	3 months	6 months	3 months	6 months

Mid-East and Africa	-	61%	83%	95%
Far East	100%	39%	17%	5%

NOTE 11.	Subsequent Event

On April 7, 2022, the Company issued an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This agreement amends the existing agreement and increases the amount of funds available to $3 million. Advances under this new agreement bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital.

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

Results of Operations

Three Months ended March 26 2022 compared to Three Months ended March 27, 2021

Net Revenue

Net revenue for the quarters ended March 26, 2022 and March 27, 2021 was $565,000 and $617,000, respectively, a decrease of $52,000 or 8.4%. Revenue for the second fiscal quarter of 2022 consisted of $513,000, or 91%, from domestic sources and $52,000, or 9%, from international customers as compared to the same period in fiscal 2021, in which revenue consisted of $547,000, or 89% from domestic sources and $70,000, or 11%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to one country during the quarter ended March 26, 2022 and two countries during the quarter ended March 27, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2022 and 2021:

	2022	2021

Phillipines	$52,000	$12,000
Egypt	-	58,000
	$52,000	$70,000

For the three months ended March 26, 2022, revenue was derived from sales of our engineering services amounting to $513,000 and a shipment of our narrowband radio encryptors amounting to $52,000.

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

Gross Profit

Gross profit for the second quarter of fiscal 2022 was $75,000, compared to gross profit of $264,000 for the same period of fiscal 2021, a decrease of 72%. Gross profit expressed as a percentage of total net revenue was 13% for the second quarter of fiscal 2022 compared to 43% for the same period in fiscal 2021. This decrease in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2022 were $485,000, compared to $396,000 for the same quarter in fiscal 2021. This increase of $89,000, or 22%, was attributable to increases in general and administrative expenses of $52,000 and increases in selling and marketing expenses of $36,000 during the three months ended March 26, 2022.

The increase in general and administrative expenses for the three months ended March 26, 2022 was primarily attributable to an increases in payroll and payroll related expenses of $66,000 and director fees of $8,000 after a return to normal operations in the current quarter compared to the previous period where a temporary furlough was in place. These increases were partially offset by a decrease in shareholder costs of $9,000, legal fees of $10,000 and a decrease in insurance costs of $5,000 during the quarter.

The increase in selling and marketing expenses for the three months ended March 26, 2022 was primarily attributable to increases in payroll and payroll related expenses of $26,000 after a return to normal operations in the current quarter compared to the previous period where a temporary furlough was in place. Also contributing to the increase were increases in bid and proposal efforts of $14,000, travel expenses of $12,000 and product demonstration costs of $8,000. Partially offsetting these increases were decreases to third party sales support and outside commissions of $15,000 and outside consulting costs of $6,000 during the quarter.

Product Development Costs

Product development costs for the quarter ended March 26, 2022 were $84,000, compared to $194,000 for the quarter ended March 27, 2021. This decrease of $110,000, or 57%, was attributable to an increase in billable engineering services contracts during the second quarter of fiscal 2022 that resulted in decreased product development costs of $254,000. This decrease was partially offset by and an increase in outside consulting costs of $78,000 and an increase in payroll and payroll-related expenses of $68,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $513,000 of engineering services revenue generated during the second quarter of fiscal 2022 and $243,000 of engineering services revenue generated during the second quarter of fiscal 2021.

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

Net Loss

The Company generated a net loss of $522,000 for the second quarter of fiscal 2022, compared to a net loss of $329,000 for the same period of fiscal 2021. This increase in net loss is primarily attributable to a 72% decrease in gross profit.

Six Months ended March 26 2022 compared to Six Months ended March 27, 2021

Net Revenue

Net revenue for the six months ended March 26, 2022 and March 27, 2021 was $989,000 and $783,000, respectively, an increase of $206,000 or 26%. Revenue for the first six months of 2022 consisted of $857,000, or 87%, from domestic sources and $132,000, or 13%, from international customers as compared to the same period in fiscal 2021, in which revenue consisted of $547,000, or 70% from domestic sources and $236,000, or 30%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to two countries during the six months ended March 26, 2022 and four countries during the quarter ended March 27, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2022 and 2021:

	2022	2021

Saudi Arabia	$80,000	$19,000
Philippines	52,000	11,000
Morocco	-	148,000
Egypt	-	58,000
	$132,000	$236,000

For the six months ended March 26, 2022, revenue was derived from sales of our engineering services amounting to $857,000 a shipment of our internet protocol data encryptors amounting to $80,000 and a shipment of our narrowband radio encryptors amounting to $52,000.

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

Gross Profit

Gross profit for the first six months of fiscal 2022 was $141,000, compared to gross profit of $387,000 for the same period of fiscal 2021, a decrease of 63%. Gross profit expressed as a percentage of total net revenue was 14% for the second quarter of fiscal 2022 compared to 49% for the same period in fiscal 2021. This decrease in gross profit expressed as a percentage of total net revenue was primarily due to the higher sales volume of higher margin equipment sales in fiscal 2021.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2022 were $1,047,000, compared to $942,000 for the same quarter in fiscal 2021. This increase of $105,000, or 11%, was attributable to increases in general and administrative expenses of $55,000 and increases in selling and marketing expenses of $50,000 during the six months ended March 26, 2022.

The increase in general and administrative expenses for the six months ended March 26, 2022 was primarily attributable to an increases in payroll and payroll related expenses of $76,000 and director fees of $16,000 after a return to normal operations in the current quarter compared to the previous period where a temporary furlough was in place. These increases were partially offset by a decrease in shareholder costs of $19,000, legal fees of $15,000 and a decrease in insurance costs of $10,000 during the quarter.

The increase in selling and marketing expenses for the six months ended March 26, 2022 was primarily attributable to increases in payroll and payroll related expenses of $30,000 after a return to normal operations in the current quarter compared to the previous period where a temporary furlough was in place. Also contributing to the increase were increases in bid and proposal efforts of $31,000, travel expenses of $17,000 and product demonstration costs of $28,000. Partially offsetting these increases were decreases to commissions of $9,000 and outside consulting costs of $10,000. Also an increase in sales support activities has led to a decrease in selling and marketing expenses of $43,000, during the quarter

Product Development Costs

Product development costs for the six months ended March 26, 2022 were $185,000, compared to $587,000 for the six months ended March 27, 2021. This decrease of $402,000, or 68%, was attributable to an increase in billable engineering services contracts during the first six months of fiscal 2022 that resulted in decreased product development costs of $540,000. This decrease was partially offset by and an increase in outside consulting costs of $97,000 and an increase in payroll and payroll-related expenses of $40,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $857,000 of engineering services revenue generated during the first six months of fiscal 2022 and $243,000 of engineering services revenue generated during the first six months of fiscal 2021.

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

Net Loss

The Company generated a net loss of $1,136,000 for the first six months of fiscal 2022, compared to a net loss of $671,000 for the same period of fiscal 2021. This increase in net loss is primarily attributable to a decrease in grant income associated with the forgiveness of a Small Business Administration loan of $474,000 in fiscal 2021.

Liquidity and Capital Resources

Our cash and cash equivalents at March 26, 2022 totaled $26,000.

Liquidity and Ability to Continue as a Going Concern

For the six months ended March 26, 2022, the Company generated a net loss of $1,136,000 and for the fiscal years ended September 25, 2021 and September 26, 2020, the Company generated net losses of $1,088,000 and $911,000, respectively. Although the Company generated $631,000 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $5,290,000 at March 26, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

During the third quarter of fiscal 2021, the Company secured funding for operations in the form of a line of credit extended by Carl H. Guild, Jr., TCC’s Chief Executive Officer, President and Chairman of the Board. Mr. Guild agreed to loan up to $1 million to the Company pursuant to a demand promissory note dated May 6, 2021 for working capital purposes. The note bears interest at a rate of 6% per annum and has no specified term. On November 18, 2021 the line of credit was amended and restated to increase the amount of the line to $2 million. Advances beyond the initial $1 million bear interest at a rate of 7.5% per annum. The outstanding principal balance at March 26, 2022 was $1,900,000, plus accrued interest of $25,000. There was an interest payment of $30,000 made in January 2022.

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through June 2022. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

The Company is considering raising capital through equity or debt arrangements in addition to the funding received from the SBA, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and volatility of the capital markets as a result of the coronavirus. The Company’s common stock trades on the OTC Market.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 26, 2022	March 27, 2021

Net loss	$(1,136,000)	$(671,000)
Changes not affecting cash	27,000	38,000
Changes in assets and liabilities	(63,000)	(789,000)

Cash used in operating activities	(1,172,000)	(1,422,000)

Cash provided by financing activities	900,000	474,000

Net change in cash and cash equivalents	(272,000)	(948,000)
Cash and cash equivalents - beginning of period	298,000	1,514,000

Cash and cash equivalents - end of period	$26,000	$566,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In March 2021, the Company exercised the second option and the new term will run until March 30, 2024. The lease expense for each of the six month periods ended March 26, 2022 and March 27, 2021 was $85,000.

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

On November 18, 2021, the Company entered into an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This line amends an existing financing and increases the amount of funds available to $2 million. On April 7, 2022, the Company issued an amended and restated Line of Credit in favor of Carl H. Guild, Jr. on a demand basis and with no expiration date. This agreement amends and existing agreement and increases the amount of funds available to $3 million. Advances under this new agreement will bear interest at an interest rate of 7.5% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. Advances under the original line bear interest at 6% per annum. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The outstanding balance at March 26, 2022 was $1,900,000, plus accrued interest of $25,000. An interest payment of $30,000 was made in January 2022.

Backlog

Backlog at March 26, 2022 and September 25, 2021 amounted to $153,000 and $2,129,000, respectively. The orders in backlog at March 26, 2022 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 26, 2022 and September 25, 2021, the Company had no outstanding letters of credit.

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

During the six month periods ended March 26, 2022 and March 27, 2021 the Company spent $185,000 and $587,000, respectively, on internal product development. The Company also spent $545,000 and $147,000 on billable development efforts during the first six months of fiscal 2022 and 2021, respectively. The Company’s total product development costs during the first six months of fiscal 2022 were similar to total product development costs during the same period in fiscal 2021. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of the Company’s 2022 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of March 26, 2022 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 26, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 26, 2022.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first quarter of the Company’s fiscal 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the second quarter of its 2022 fiscal year.

PART II. Other Information

Item 1.	Legal Proceedings

There were no material pending legal proceedings to which the Company or its subsidiary was a party or which any of their property was subject during the period covered by this quarterly report.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Demand Promissory Note with Carl H. Guild, Jr. dated April 7, 2022

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Report Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 10, 2022	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

May 10, 2022	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer