Form 10-K
period 2022-09-24
TECHNICAL COMMUNICATIONS CORP
filed 2022-12-22
CIK 96699

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2022

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

Based on the closing price as of March 25, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,261,291.

The number of shares of the registrant’s common stock, par value $0.10 per share, outstanding as of December 16, 2022 was 1,854,403.

Portions of the Company’s Definitive Proxy Statement to be delivered to shareholders in connection with the Company’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TECHNICAL COMMUNICATIONS CORPORATION

Annual Report on Form 10-K

For the Year Ended September 24, 2022

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

The Government Systems product line has traditionally been the Company’s core product base and typically generates the majority of the Company’s revenue. During fiscal 2022, 18% of revenue was generated from our Government Systems product line and 76% was generated by our engineering services. During fiscal 2021, 40% of revenue was generated from our Government Systems product line and 59% was generated by our engineering services. Although we expect engineering services to remain strong, we also expect that revenue from our Government Systems products will constitute the majority of our revenue in the future. These products, such as the internet protocol data encryption systems and the DSP 9000/HSE 6000 radio encryption system, have proven to be highly durable, and have led to significant repeat business from our government customers. The Company believes that these products and their derivatives will continue to be the Company’s most significant source of near-term future revenues.

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

The Company also provides customized tools, products and training upon a customer’s request, as well as design solutions for OEM requirements. In addition, the Company actively sells its engineering services in support of funded research and system development. These services are typically billed to a customer on a time and materials basis and can run for several months to several years depending on the scope of the project. Fiscal year 2019 was a significant year for sales of our engineering services, with more modest revenue generated from services during fiscal 2022, 2021 and 2020; we expect demand for such services to remain strong in the future.

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

Net Revenue and Backlog

In fiscal 2022, the Company had two customers representing 91% of total net revenue. This revenue was derived from sales of our engineering services amounting to $996,000 and shipments of our narrowband radio encryptors and various accessories to one Far East country amounting to $192,000 and a shipment of our internet protocol data encryptors amounting to $80,000 and some training provided to a North African country in the amount of $36,000.

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

Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within 30 to 180 days of receipt of a customer's firm purchase order. Our backlog consists of orders received where the anticipated shipping date or services to be performed are within 12 months of the order date. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. Our backlog as of September 24, 2022 and September 25, 2021 was approximately $80,000 and $1,090,000, respectively.

For certain services contracts, the Company will bill customers in accordance with the terms of the contract, but recognize revenue as the services are performed. The billings in excess of revenue are recorded as deferred revenue on the balance sheet. These deferred revenues are recognized in future periods as we perform the services. There was no deferred revenue at September 24, 2022 or September 25, 2021.

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

The costs and effects of compliance by the Company with applicable environmental laws during fiscal 2022 were, and historically have been, immaterial. In 2003, the European Union adopted the “Restriction of Hazardous Substances Directive 2002/95/EC”. In the event the Company’s sales to Europe increase, the Company may have to incur additional costs to provide for the disposal of its products in compliance with that directive.

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

During the fiscal years ended September 24, 2022 and September 25, 2021, the Company spent $817,000 and $732,000, respectively, on internal product development. The Company also spent $636,000 and $711,000 on billable development efforts during fiscal 2022 and 2021, respectively. In fiscal 2022, the Company’s total product development costs were $10,000 higher than fiscal 2021 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2023 will be consistent with fiscal 2022 levels.

Technical work continued to focus on three principal areas: development of solutions that meet the needs of OEMs; product enhancements that include expanded features, planned capability and applications growth; and custom solutions that tailor our products and services to meet the unique needs of our customers. Going forward, the Company expects to continue focusing technical efforts in these areas while also increasing our systems design and integration capabilities and services offering portfolio. The following are highlights of our product development efforts in fiscal 2022:

•	Completed the development of functional enhancements for the CX7211 digital data encryptor.
•	Completed the development of the aircraft-compatible, VOX HSE 6000 radio encryption product variants.
•	Provision of custom engineering services for secure communications.

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

In fiscal years 2022 and 2021, sales directly to international customers accounted for approximately 24% and 13%, respectively, of our net revenue. Based on our historical results we expect that international revenue, including sales to domestic customers that ship to foreign end-users, will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to the risks of doing business internationally, including:

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

Employees

As of September 24, 2022, the Company employed 19 full-time employees and two part-time employees, as well as several consultants. The Company believes that its relationship with its employees is good.

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

You should carefully consider the following risk factors that affect our business. Such risks could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. You should also consider the other information included in this Annual Report on Form 10-K for the fiscal year ended September 24, 2022 and subsequent quarterly reports filed with the SEC.

We have suffered recurring operating losses from operations and there is doubt about our ability to continue as a going concern.

For the year ended September 24, 2022, the Company generated a net loss of $2,331,000. For the fiscal year ended September 25, 2021, the Company generated a net loss of $1,088,000 and, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018 and had an accumulated deficit of $6,485,000 at September 24, 2022. We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through January 2023. We may never achieve or sustain profitability. We must raise additional capital to pursue our development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

We may not have sufficient cash to execute our business plan or sustain operations.

We used net cash in operations of $2,278,334 and $2,706,235 during fiscal years ended September 24, 2022 and September 25, 2021, respectively. At September 24, 2022, we had $6,727 in cash and cash equivalents. On August 4, 2022, Technical Communications Corporation (the “Company”) issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of $30,000 was made in January of 2022.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. Although we have been able to and believe we will continue to be able to retain our employees and maintain all vital functions, it is likely that in a period of continued sustained disruption we would be forced to further furlough or terminate some or all of our employees.

We anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through January 2023. We must raise additional capital to pursue our development initiatives, penetrate markets for the sale of our products and continue as a going concern. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve cash in amounts sufficient to sustain operations and meet our obligations.

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

Our management has determined that the Company’s disclosure control and procedures and internal control over financial reporting were not effective for fiscal year-end September 24, 2022.

Our management team, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the Company’s 2019 fiscal year. Management had concluded that the Company did not maintain effective internal control over financial reporting due to the misapplication of generally accepted accounting principles associated with revenue recognition, inventory reserves, accruals and the preparation of the consolidated financial statements, as well as the classification and disclosure of financial information, all caused by a lack of adequate skills and experience within the accounting department. In addition, management identified a material weakness due to a lack of sufficient staff to segregate accounting duties, as well as a material weakness in internal control over significant non-routine transactions, all as disclosed in the relevant quarterly reports filed during our 2022 fiscal year. These conditions have led management to conclude that neither the Company’s disclosure controls and procedures nor its internal control over financial reporting were effective at September 24, 2022.

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated in the early part of its 2023 fiscal year.

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

As of December 16, 2022, we employed 19 full-time and two part-time employees as well as several consultants. In the event our products and services obtain greater market acceptance, we may be required to expand our management team and hire and train additional technical and skilled personnel. We may need to scale up our operations in order to service our customers, which may strain our resources, and we may be unable to manage our growth effectively. If our systems, procedures, and controls are inadequate to support our operations, growth could be delayed or halted, and we could lose our opportunity to gain significant market share. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations, and financial condition.

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

On March 27, 2014, the Company entered into a lease commencing April 1, 2014 for its facility located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one half years through September 30, 2021 and another two and one half years through March 31, 2024 at an annual rate of $171,000. Rent expense for each of the years ended September 24, 2022 and September 25, 2021 was $171,000. On September 25, 2018, the Company exercised its option to renew the lease through September 30, 2021 and on March 31, 2021, the Company exercised its option to renew the lease through March 30, 2024.

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

Holders

As of December 16, 2022, there were 52 record holders of our Common Stock. We believe there are approximately 1,931 beneficial holders of our stock based on information reported to TCC by the Company’s transfer agent.

Dividends

We do not intend to pay dividends unless future profits warrant such actions.

Equity Compensation Plan Information

The following table presents information about the Technical Communications Corporation 2021 Equity Incentive Plan, the 2010 Equity Incentive Plan and the Technical Communications Corporation 2005 Non-Statutory Stock Option Plan as of the fiscal year ended September 24, 2022. For more information on these plans, see the discussion of the Company’s stock option plans and stock-based compensation plans included in Note 2 to the Company’s financial statements as of and for the year ended September 24, 2022, included herewith.

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	147,400	(1)	$3.10	-

Equity compensation plans not approved by security holders	17,500		$6.46	-

Total	164,900		$3.46	-

(1) Of the 147,400 options outstanding as of September 24, 2022, 90,700 were exercisable as of such date at an average exercise price of $3.53 per share.

Sales of Unregistered Securities and Purchases by the Issuer and Affiliated Purchasers

There was a sale by the Company of 4,000 unregistered shares of the Company’s common stock at $4.00 per share on July 15, 2021 to Ralph M. Norwood, a member of the Board of Directors. There were no purchases of TCC stock by or on behalf of the Company or any affiliated purchaser during the fourth fiscal quarter of our 2022 fiscal year.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere herein.

Forward-Looking Statements

The following discussion may contain statements that are not purely historical. Such statements contained herein or as may otherwise be incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including this Form 10-K for the fiscal year ended September 24, 2022 and the “Risk Factors” section included herein.

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

Results of Operations

Year ended September 24, 2022 compared to year ended September 25, 2021

Net Revenue

Net revenue for the years ended September 24, 2022 and September 25, 2021 was $1,304,000 and $1,866,000, respectively, a decrease of $562,000 or 30%. Revenue for fiscal 2022 consisted of $996,000, or 76%, from domestic sources and $308,000, or 24%, from international customers as compared to fiscal 2021, in which revenue consisted of $1,630,000, or 87%, from domestic sources and $237,000, or 13%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign revenue consisted of shipments to three countries during the year ended September 24, 2022 and four countries during the year ended September 25, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign revenue by country:

	2022	2021

Morocco	$36,000	$148,000
Egypt	-	58,000
Saudi Arabia	80,000	19,000
Philippines	192,000	12,000
	$308,000	$237,000

For the year ended September 24, 2022, revenue was derived from sales of our engineering services amounting to $996,000 and shipments of our narrowband radio encryptors and various accessories to one Far East country amounting to $192,000, a shipment of our internet protocol data encryptors amounting to $80,000 and some training provided to a North African country in the amount of $36,000.

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

Gross Profit

Gross profit for fiscal 2022 was $14,000, compared to gross profit of $557,000 for fiscal 2021, a decrease of 97%. Gross profit expressed as a percentage of revenue was 1% for fiscal 2022 compared to 30% for fiscal 2021, which lower gross profit percentage for 2022 was due to the lower sales volume and higher concentration of lower margin engineering sales during the year.

Operating Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2022 were $1,914,000, compared to $1,842,000 for fiscal 2021. This increase of $72,000, or 4%, was attributable to an increase in general and administrative expenses of $38,000 and an increase in selling and marketing expenses of $34,000 during the 2022 fiscal year.

The increase in general and administrative expenses for the year ended September 24, 2022 was primarily attributable increases in payroll and payroll related expenses of $60,000, inspection and certification fees of $7,000, audit fees of $6,000 and outside consulting costs of $13,000 after a return to normal operations in the current period compared to the previous period where a temporary furlough was in place. These increases were partially offset by decreases in shareholder related costs of $19,000, legal fees of $14,000 and a decrease in insurance costs of $17,000 during the quarter.

The increase in selling and marketing expenses for the year ended September 24, 2022 was attributable to increases in payroll and payroll related expenses of $67,000 after a return to normal operations in the current quarter compared to the previous period where a temporary furlough was in place. Also contributing to the increase were increases in product demonstration costs of $30,000 and travel expenses of $19,000. Partially offsetting these increases were decreases to outside consulting costs of $25,000, commissions of $13,000 and product evaluation costs of $5,000. Also an increase in sales support activities has led to a decrease in selling and marketing expenses of $37,000, during the period.

Product Development Costs

Product development costs for fiscal years 2022 and 2021 were $817,000 and $732,000, respectively. This increase of $85,000, or 12%, was primarily attributable to an increase in payroll and payroll-related expenses of $32,000 and an increase in project consulting and material costs of $29,000 during the period. In addition a decrease in billable engineering services contracts during fiscal 2022 resulted in increased product development costs of $24,000.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months to several years. In addition to these programs, the Company invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $996,000 of billable engineering services revenue generated during fiscal 2022 and $1,107,000 of billable engineering services revenue generated during fiscal 2021.

Net Loss

The Company generated a net loss of $2,331,000 for fiscal 2022, compared to a net loss of $1,088,000 for fiscal 2021. This increase in net loss is primarily attributable to a 97% decrease in gross profit during fiscal 2022, an increase of 6% in operating expenses and the forgiveness of two PPP loans amounting to $949,000, which reduced our net loss in fiscal 2021.

The effects of inflation and changing costs have not had a significant impact on revenue or earnings in recent years. As of September 24, 2022, none of the Company’s monetary assets or liabilities was subject to foreign exchange risks. The Company usually includes an inflation factor in its pricing when negotiating multi-year contracts with customers.

Liquidity and Capital Resources

Our cash and cash equivalents at September 24, 2022 totaled $7,000.

Liquidity and Ability to Continue as a Going Concern

For the years ended September 24, 2022, September 25, 2021 and September 26, 2020, the Company generated net losses of $2,331,139, $1,088,386 and $910,650 and, although the Company generated $631,426 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018. The Company has an accumulated deficit of $6,485,106 at September 24, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of $30,000 was made in January of 2022.

Also on March 15, 2021, the Company ended its furlough plan instituted in December 2020 and all employees returned to work on a full time basis following the Company’s receipt of the proceeds of its second PPP loan, described below. During the furlough, the Company had reduced the workweek for the majority of salaried employees to 24 hours and reduced salaries commensurately.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. This plan reduces the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund our activities to January 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing thirty months from the date of issuance.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the years ended September 24, 2022 and September 25, 2021:

	2022	2021

Net loss	$(2,331,000)	$(1,088,000)
Changes not affecting cash	58,000	(882,000)
Changes in current assets and current liabilities	(5,000)	(736,000)

Cash used in operating activities	(2,278,000)	(2,706,000)
Cash used in investing activities	(13,000)	-
Cash provided by financing activities	2,000,000	1,490,000

Net decrease in cash and cash equivalents	(291,000)	(1,216,000)
Cash and cash equivalents - beginning of year	298,000	1,514,000

Cash and cash equivalents - end of year	$7,000	$298,000

Operating Activities

The Company used approximately $428,000 less in cash from operations due to a decrease of $949,000 in forgiveness of PPP loans, the proceeds of which are included in financing activities on the Company’s fiscal 2021 statement of cash flows, a net difference in the change in inventory of $446,000, a $412,000 in the change in accounts receivable, a $314,000 change in accounts payable and accrued expenses and a change in customer deposits of $75,000 offset by a receivable for Employee Retention Credits of $516,000 and a change in net loss of $1,243,000 in fiscal 2022 compared to fiscal 2021.

Investing Activities

Cash used in investing activities during fiscal 2022 increased by approximately $13,000. This increase was attributable to additions to equipment and leasehold improvements in 2022.

Financing Activities

Cash provided by financing activities in fiscal 2022 and 2021 was a result of proceeds from long-term debt, described below.

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

The Company also was granted a loan by the SBA in August 2020. This loan is evidenced by a promissory note dated August 10, 2020 in the principal amount of $150,000 and was made under the Economic Injury Disaster Loan program of the SBA. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing thirty months from the date of issuance.

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

On August 4, 2022, the “Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of $30,000 was made in January of 2022.

Backlog

Backlog at September 24, 2022 and September 25, 2021 amounted to $80,000 and $1,090,000, respectively. The orders in backlog at September 24, 2022 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

Performance guarantees

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guarantees are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At September 24, 2022 and September 25, 2021, the Company had no outstanding letters of credit.

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

During the fiscal years ended September 24, 2022 and September 25, 2021, the Company spent $817,000 and $732,000, respectively, on internal product development. The Company also spent $636,000 and $711,000 on billable development efforts during fiscal 2022 and 2021, respectively. In fiscal 2022, the Company’s total product development costs were $10,000 higher than fiscal 2021 levels and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that product development expenses in fiscal 2023 will be consistent with fiscal 2022 levels.

Capital Expenditures

Other than those stated above, there are no plans for material commitments for capital expenditures in fiscal 2023.

Material Trends and Uncertainties

As a result of the current economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders. However we cannot be sure this condition will continue and there is emerging evidence that certain parts are becoming more difficult to obtain and are adversely impacting delivery times. Nonetheless, the Company has been able to maintain its operations, and believes it will be in a strong position to respond to our customers’ needs as their operations return to normal, but can give no assurances. It is uncertain how long our and our customers’ operations will be impacted, and those of our suppliers, especially in light of recent increases in COVID-19 infection rates worldwide, and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

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

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of September 24, 2022 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 24, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 24, 2022.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the fourth quarter of the Company’s fiscal 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the fourth quarter of its 2022 fiscal year.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Members of the Board of Directors, Nominees and Executive Officers,” “Certain Relationships and Related Person Transactions; Legal Proceedings,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its employees, officers and directors. A copy of this code can be found on the Company’s website at www.tccsecure.com/investors.aspx.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Compensation” and “Compensation Discussion and Analysis” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to Part II, Item 5 herein under the caption “Equity Compensation Plan Information” and by reference to our Definitive Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management,” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our Definitive Proxy Statement, under the captions “Certain Relationships and Related Person Transactions; Legal Proceedings” and “Corporate Governance” with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Definitive Proxy Statement, under the caption Proposal III – Ratification of Selection of Independent Registered Public Accounting Firm with respect to our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s 2022 fiscal year.

The Independent Registered Accounting Firm is Stowe & Degon LLC (PCAOB Firm ID 557) located in Westborough, Massachusetts.

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

10.5+	2005 Non-Statutory Stock Option Plan (incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on May 10, 2005.)
10.6+	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2010.)
10.7	Demand Promissory Note, dated August 29, 2019, made by the Company in favor of Carl H. Guild, Jr. (incorporated by reference to the Company’s Annual Report for 2019 on Form 10-K, filed with the Securities and Exchange Commission on December 13, 2019)
10.8	SBA Note in favor of bankHometown dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 28, 2020.)
10.9	Purchase Order from ADS, Inc. dated May 19, 2020 (Confidential portions of this exhibit have been omitted). (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2020.)

10.10	SBA Loan Authorization and Agreement, Promissory Note and Security Agreement, dated August 10, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 28, 2020.)
10.11	SBA Note in favor of bankHometown dated January 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2021.)
10.12	Demand Promissory Note with Carl H. Guild, Jr. dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2021.)
10.13	Amended and Restated Demand Promissory Note, dated November 18, 2021, made by the Company in favor of Carl H. Guild, Jr (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2021.)
10.14	Amended and Restated Demand Promissory Note, dated April 7, 2022, made by the Company in favor of Carl H. Guild, Jr (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2022.)
10.15	Amended and Restated Demand Promissory Note, dated August 4, 2022, made by the Company in favor of Carl H. Guild, Jr (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2022.)
10.16+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 22, 2021.)
14+	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report for 2003 on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2004.)
21*	List of Subsidiaries of the Company
23*	Consent of Stowe & Degon LLC
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Report Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Footnotes:

*       Attached to this filing

+       Denotes a management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL COMMUNICATIONS CORPORATION

By:	/s/ Carl H. Guild, Jr.
Carl H. Guild, Jr.
Chief Executive Officer and President Chairman of the Board, Director

Date:	December 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl H. Guild, Jr.	Chief Executive Officer and President	December 22, 2022
Carl H. Guild, Jr.	Chairman of the Board, Director
(Principal Executive Officer)

/s/ Michael P. Malone	Treasurer and Chief Financial Officer	December 22, 2022
Michael P. Malone	(Principal Financial
and Accounting Officer)

/s/ Thomas E. Peoples	Director	December 22, 2022
Thomas E. Peoples

/s/ Francisco F. Blanco	Director	December 22, 2022
Francisco F. Blanco

/s/ Ralph M. Norwood	Director	December 22, 2022
Ralph M. Norwood

Technical Communications Corporation and Subsidiary

Consolidated Balance Sheets

September 24, 2022 and September 25, 2021

ASSETS	2022	2021

Current assets:
Cash and cash equivalents	$6,727	$298,022
Accounts receivable - trade	15,174	280,807
Government grant receivable – Employee retention credit (Note 11)	515,966	-
Inventories, net	966,185	1,157,382
Other current assets	186,963	169,479
Total current assets	1,691,015	1,905,690

Equipment and leasehold improvements	4,556,144	4,543,183
Less accumulated depreciation and amortization	(4,544,778)	(4,538,782)
Equipment and leasehold improvements, net	11,366	4,401

Operating lease right-of-use asset	248,462	406,519

Total assets	$1,950,843	$2,316,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable – long-term (Notes 9 and 14)	$1,996	$494
Notes payable – related party (Note 9)	3,000,000	1,000,000
Current operating lease liabilities	164,086	158,070
Accounts payable	159,388	105,676
Customer deposits	3,933	45,124
Accrued liabilities:
Compensation and related expenses	204,412	219,271
Interest expense	118,208	19,158
Commissions	-	16,248
Other current liabilities	1,419	10,172
Total current liabilities	3,653,442	1,574,213

Long-term operating lease liabilities	84,376	248,449
Notes payable – long-term, net of current maturities (Note 9)	148,004	149,506

Commitments and contingencies

Stockholders' equity
Common stock - par value $0.10 per share; 7,000,000 shares authorized, 1,854,403 issued and outstanding at September 24, 2022 and September 25, 2021	185,440	185,440
Additional paid-in capital	4,364,687	4,312,969
Accumulated deficit	(6,485,106)	(4,153,967)
Total stockholders' equity (deficit)	(1,934,979)	344,442

Total liabilities and stockholders’ equity	$1,950,843	$2,316,610

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Operations

Years ended September 24, 2022 and September 25, 2021

	2022	2021

Net revenue	$1,303,935	$1,866,379
Cost of revenue	1,289,920	1,309,712
Gross profit	14,015	556,667

Operating expenses:
Selling, general and administrative	1,914,336	1,842,094
Product development	816,633	732,020
Total operating expenses	2,730,969	2,574,114

Operating loss	(2,716,954)	(2,017,447)

Other income (expense)
Grant income (Note 9)	-	948,805
Government grant income - ERC (Note 11)	515,966	-
Interest expense	(130,151)	(19,744)

Total other income	385,815	929,061

Net loss	$(2,331,139)	$(1,088,386)

Net loss per common share
Basic	$(1.26)	$(0.59)
Diluted	$(1.26)	$(0.59)

Weighted average shares
Basic	1,854,403	1,851,194
Diluted	1,854,403	1,851,194

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years ended September 24, 2022 and September 25, 2021

	2022	2021

Operating activities:
Net loss	$(2,331,139)	$(1,088,386)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	5,996	14,328
Stock-based compensation	51,718	52,404
PPP loan forgiveness reported as grant income	-	(948,805)

Changes in current assets and current liabilities:
Accounts receivable	265,633	(146,395)
Government grant receivable - ERC	(515,966)	-
Inventories	191,197	(255,331)
Other current assets	(17,484)	(15,996)
Customer deposits	(41,191)	(116,829)
Accounts payable and accrued liabilities	112,902	(201,224)

Cash used in operating activities	(2,278,334)	(2,706,234)

Investing activities:
Additions to equipment and leasehold improvements	(12,961)	-

Cash used in investing activities	(12,961)	-

Financing activities:
Proceeds from issuance of common stock	-	15,999
Proceeds from PPP loans	-	474,405
Proceeds from notes payable – related party	2,000,000	1,000,000

Cash provided by financing activities	2,000,000	1,490,404

Net decrease in cash and cash equivalents	(291,295)	(1,215,830)

Cash and cash equivalents at beginning of year	298,022	1,513,852

Cash and cash equivalents at end of year	$6,727	$298,022

Supplemental disclosures:

Interest paid	$30,433	$-
Income taxes paid	912	912

The accompanying notes are an integral part of these consolidated financial statements.

Technical Communications Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

Years ended September 24, 2022 and September 25, 2021

	2022	2021

Stockholders' Equity

Shares of common stock:
Beginning balance	1,854,403	1,850,403
Issuance of common stock	-	4,000
Ending balance	1,854,403	1,854,403

Common stock at par value:
Beginning balance	$185,440	$185,041
Issuance of common stock	-	399
Ending balance	185,440	185,440

Additional paid-in capital:
Beginning balance	4,312,969	4,244,965
Issuance of common stock	-	15,600
Stock-based compensation	51,718	52,404
Ending balance	$4,364,687	$4,312,969

Accumulated deficit:
Beginning balance	(4,153,967)	(3,065,581)
Net loss	(2,331,139)	(1,088,386)
Ending balance	$(6,485,106)	$(4,153,967)

Total stockholders’ equity	$(1,934,979)	$344,442

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)       Company Operations

Technical Communications Corporation (“TCC” or the “Company”) was incorporated in Massachusetts in 1961; its wholly-owned subsidiary, TCC Investment Corp., was organized in that jurisdiction in 1982. Technical Communications Corporation and TCC Investment Corp. are collectively referred to herein as the “Company”. The Company’s business consists of only one industry segment, which is the design, development, manufacture, distribution, marketing and sale of communications security devices, systems and services. The secure communications solutions provided by TCC protect vital information transmitted over a wide range of data, video, fax and voice networks. TCC’s products have been sold into over 115 countries and are in service with governments, military agencies, telecommunications carriers, financial institutions and multinational corporations.

Liquidity and Ability to Continue as a Going Concern

For the years ended September 24, 2022, September 25, 2021 and September 26, 2020, the Company generated net losses of $2,331,139, $1,088,386 and $910,650 and, although the Company generated $631,426 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018. The Company has an accumulated deficit of $6,485,106 at September 24, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of $30,000 was made in January of 2022.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. With this furlough plan in place we anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through January 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

Notes to Consolidated Financial Statements (continued)

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

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75% commencing thirty months from the date of issuance.

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA and Mr. Guild. The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and continuing volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the Nasdaq Capital Market effective January 25, 2021; while the common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that management believes may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. When the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances are recorded. In addition, if the Company becomes aware of a customer’s inability to meet its financial obligations to TCC, a specific write-off is recorded in that amount. There was no allowance for doubtful accounts at September 24, 2022 or September 25, 2021.

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

Long-lived Assets

The Company’s only long-lived assets are equipment and leasehold improvements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, among other items. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. There were no events or changes in circumstances that required the Company to review long-lived assets for impairment during fiscal years 2022 and 2021.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company’s engineering services revenue is derived from performing funded research and development and technology development for commercial companies and government agencies under both cost reimbursement and fixed-price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs and, in some situations, the payment of a fee. These contracts may contain incentive clauses providing for increases or decreases in the fee depending on how actual costs compare with a budget. On fixed-price contracts that are expected to exceed one year in duration, revenue is recognized pursuant to the proportional performance method based upon the proportion of actual costs incurred to the total estimated costs for the contract. The Company may receive periodic progress payments and it retains the rights to the intellectual property developed in government contracts.

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

All payments to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Defense Contract Audit Agency, the U.S. Government Accountability Office and other agencies. Adjustments are recognized in the period made. There have been no audits in recent years and the Company believes the result of such audits, should they occur, would not have a material adverse effect on its financial position or results of operations

Costs incurred in connection with funded research and development are included in cost of revenue. Product development costs are charged to billable engineering services, bid and proposal efforts or business development activities, as appropriate. Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses.

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

The Company follows the appropriate guidance relative to uncertain tax positions. This standard provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Uncertain tax positions must meet a recognition threshold of more-likely-than-not in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 24, 2022 and September 25, 2021.

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

As of September 24, 2022 and September 25, 2021, the Company did not hold any assets classified as Level 1, Level 2 or Level 3. There were no assets or liabilities measured at fair value on a nonrecurring basis at September 24, 2022 and September 25, 2021.

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

Research and Development

Research and development costs are included in product development expenses in the consolidated statements of operations. Expenditures for Company-sponsored research and development projects are expensed as incurred and were $816,633 and $732,020 in fiscal 2022 and 2021, respectively. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in cost of revenue; such amounts were $636,318 and $711,335 in fiscal years 2022 and 2021, respectively.

Fiscal Year-End Policy

The Company’s by-laws call for its fiscal year to end on the Saturday closest to the last day of September, unless otherwise decided by its Board of Directors. The 2022 fiscal year ended on September 24, 2022 and included 52 weeks. The 2021 fiscal year ended on September 25, 2021 and included 52 weeks.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for fiscal 2021 to conform with the fiscal year 2022 presentation.

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

Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

Recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the Company’s 2022 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)          Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the years ended September 24, 2022 and September 25, 2021.

Revenue type:

	September 24, 2022	September 25, 2021

Engineering services	$995,833	$1,106,709
Equipment sales	308,102	759,670
Total sales	$1,303,935	$1,866,379

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

(4)          Net Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were 164,900 and 143,900 shares in fiscal years 2022 and 2021, respectively.

(5)          Stock Based Compensation

Stock-based compensation expense is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon the exercise of stock options, if any, is reflected in the Company’s statement of cash flows as an operating activity. There were no excess tax benefits for the fiscal years ended September 24, 2022 and September 25, 2021.

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value of its stock option awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock price volatility over the expected term, (3) a risk-free interest rate and (4) the expected dividend rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Treasury Note rate. The Company utilizes a forfeiture rate based on an analysis of its actual experience. The forfeiture rate is not material to the calculation of stock-based compensation.

Notes to Consolidated Financial Statements (continued)

The fair value of options at date of grant was estimated with the following assumptions:

	September 24, 2022	September 25, 2021
Assumptions:
Option life (years)	6.5	6.5
Risk-free interest rate	2.0%	0.7%
Stock volatility	117%	113%
Dividend yield	0%	0%

There were 28,000 options granted during the fiscal year ended September 24, 2022 and no options were granted during the fiscal year ended September 25, 2021. The weighted average grant date fair value of options granted during the year September 24, 2022 was $1.54. The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the years ended September 24, 2022 and September 25, 2021:

	2022	2021
Selling, general and administrative	$43,776	$43,292
Product development	7,942	9,112
Total stock-based compensation expense before taxes	$51,718	$52,404

As of September 24, 2022, there was $89,090 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of September 24, 2022, the weighted average period over which the compensation expense is expected to be recognized 2.9 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were 28,000 options granted under this Plan during the year ended September 24, 2022. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the Plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of September 24, 2022 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 136,900 shares were outstanding at September 24, 2022. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

Notes to Consolidated Financial Statements (continued)

The following tables summarize stock option activity during fiscal years 2021 and 2022:

	Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(years)

Outstanding, September 26, 2020	71,600	86,300	157,900	$4.54	6.54

Grants	-	-	-	-
Vested	(21,900)	21,900	-	3.32
Exercises	-	-	-	-
Cancellations/forfeitures	(1,200)	(12,800)	(14,000)	8.92
Outstanding, September 25, 2021	48,500	95,400	143,900	$4.11	5.97

Grants	28,000	-	28,000	1.75
Vested	(19,800)	19,800	-	3.37
Exercises	-	-	-	-
Cancellations/forfeitures	-	(7,000)	(7,000)	10.20
Outstanding, September 24, 2022	56,700	108,200	164,900	$3.45	5.98

Information related to the stock options vested or expected to vest as of September 24, 2022 is as follows:

Range of Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$1.01	-	$2.00	48,000	8.57	$1.80	12,000	$1.87
$2.01	-	$3.00	34,300	5.42	2.61	25,900	2.65
$3.01	-	$4.00	43,500	6.59	3.60	33,300	3.60
$4.01	-	$5.00	16,600	1.75	4.34	16,600	4.33
$5.01	-	$10.00	22,500	3.27	7.36	20,400	7.37
			164,900	5.98	$3.45	108,200	$4.00

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options was $0 as of September 24, 2022 and $14,226 as of September 25, 2021. There were no stock options exercised during the years ended September 24, 2022 and September 25, 2021. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

(6)          Inventories

Inventories consist of the following:

	September 24, 2022	September 25, 2021

Finished goods	$-	$57,006
Work in process	489,854	487,276
Raw materials and supplies	476,331	613,100
Total inventories	$966,185	$1,157,382

Notes to Consolidated Financial Statements (continued)

(7)          Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 24, 2022	September 25, 2021	Estimated Useful Life (years)
Engineering and manufacturing equipment	$2,162,241	$2,149,280	3	-	8
Demonstration equipment	834,137	834,137		3
Furniture and fixtures	1,015,816	1,015,816	3	-	8
Automobile	49,441	49,441		5
Leasehold improvements	494,509	494,509	Lesser of useful life or term of lease
Total equipment and leasehold improvements	4,556,144	4,543,183
Less accumulated depreciation and amortization	(4,544,778)	(4,538,782)
Equipment and leasehold improvements, net	$11,366	$4,401

Depreciation expense was $5,996 and $14,328 for the fiscal years ended September 24, 2022 and September 25, 2021, respectively.

(8)          Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company exercised the option on March 31, 2021, and the new term will run until March 30, 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the years ended September 24, 2022 and September 25, 2021 was approximately $171,000.

The table below presents the maturity of the Company’s operating lease liability as of September 24, 2022:

2023	170,603
2024	85,301
Total lease payments	255,904
Less: Imputed interest	(7,442)
Total lease liability	$248,462

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

Notes to Consolidated Financial Statements (continued)

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is evidenced by a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% per year. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic. Although originally repayable commencing one year after grant, on March 15, 2022 the SBA announced that payments on the SBA Loan would be deferred an additional six months. Payments on the loan will now commence on February 10, 2023.

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

The aggregate amounts of principal maturities of long-term debt for the following fiscal years are:

2023	$1,996
2024	3,089
2025	3,207
2026	3,329
2027	3,739
Thereafter	134,640
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

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of approximately $30,000 was made in January of 2022.

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

Notes to Consolidated Financial Statements (continued)

The following table reflects changes in the Company's accrued warranty account:

	September 24, 2022	September 25, 2021
Beginning balance	$13,764	$28,211
Plus: accruals related to new sales	1,174	2,290
Less: payments and adjustments to prior period accruals	(13,519)	(16,737)

Ending balance	$1,419	$13,764

(11)        Income Taxes

The income tax expense (benefit) is different from what would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the following:

	September 24, 2022		September 25, 2021
	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$(489,072)	(21.0)%	$(228,561)	(21.0)%
State income tax provision, net of federal benefit	(125,112)	(5.4)%	(104,451)	(9.6)%
Federal research credits	-	-	-	-
Change in state income tax rate	(32,518)	(1.4)%	(160,738)	(14.8)%
Other	13,241	0.6%	(105,280)	(9.6)%
Valuation allowance	633,461	27.2%	599,030	55.0%
Total income tax expense (benefit)	$-	-	$-	-

Deferred income taxes consist of the following:

	September 24, 2022	September 25, 2021
Inventory differences	$1,054,281	$1,046,749
Net operating losses	3,407,197	2,789,142
Stock based compensation	138,736	133,173
Tax credits	539,421	516,542
Other	49,617	70,168
Total	5,189,252	4,555,791
Less: valuation allowance	(5,189,252)	(4,555,791)
Total	$-	$-

During fiscal year 2014, the Company established a valuation allowance against deferred tax assets. The valuation allowance is related to uncertainty with respect to the Company’s ability to realize its deferred tax assets. Deferred tax assets consist of net operating loss carryforwards, tax credits, inventory differences and other temporary differences. During fiscal years 2022 and 2021, the change in the valuation allowance was $633,461 and $599,030, respectively and related primarily to changes in net operating losses.

Due to the nature of the Company’s current operations in foreign countries (selling products into these countries with the assistance of local representatives), the Company has not been subject to any foreign taxes in recent years. Also, it is not anticipated that the Company will be subject to foreign taxes in the near future.

Notes to Consolidated Financial Statements (continued)

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. For U.S. federal and state purposes, the tax years 2018 through 2021 remain open to examination. In addition, the amount of the Company’s federal and state net operating loss carryforwards utilized in prior periods may be subject to examination and adjustment. The Company has federal research credits of $365,897 available through fiscal year 2040 and net operating loss carryforwards of $5,859,642 available through fiscal year 2039 and the net operating loss carryforwards generated in fiscal years 2022 through 2019 of $7,276,985 will carryforward indefinitely. In addition, the Company has Massachusetts research credits of $189,318 available through fiscal year 2036 and net operating loss carryforwards of $11,633,242 available through fiscal year 2041.

Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) the Company is entitled to Employee Retention Credits for parts of its fiscal 2020 and 2021 years. The Company has filed amended Employer’s Quarterly Federal Tax returns to apply for these credits. As a result the Company is due $515,966 in credits and expects to receive refunds from the IRS in fiscal 2023.

(12)        Employee Benefit Plans

The Company has a qualified, contributory, profit sharing plan covering substantially all employees. The Company’s policy is to fund contributions as they are accrued. The contributions are allocated based on the employee’s proportionate share of total compensation. The Company’s contributions to the plan are determined by the Board of Directors and are subject to other specified limitations. There were no Company profit sharing contributions during fiscal years 2022 or 2021. The Company's matching contributions were $73,824 and $56,435 in fiscal years 2022 and 2021, respectively.

The Company has an Executive Incentive Bonus Plan for the benefit of key management employees. The bonus pool is determined based on the Company’s performance as defined by the plan. Under the plan, there were no bonuses earned, accrued or paid to eligible employees at September 24, 2022 or September 25, 2021.

(13)        Major Customers and Export Revenue

In fiscal year 2022, the Company had two customers representing 91% (76% and 15%) of total net revenue and at September 24, 2022 had one customer representing 100% of accounts receivable. In fiscal year 2021, the Company had two customers representing 74% (59% and 15%) of total net revenue and at September 25, 2021 had one customer representing 97% of accounts receivable.

A breakdown of net revenue is as follows:

	September 24, 2022	September 25, 2021
Domestic	$995,833	$1,629,824
Foreign	308,102	236,555
Total Revenue	$1,303,935	$1,866,379

A summary of foreign sales, as a percentage of total foreign revenue, by geographic area, is as follows:

	September 24, 2022	September 25, 2021
Far East	62.3%	5.0%
Mid-East and Africa	37.7%	95.0%

The Company sold products to customers located in three countries during the year ended September 24, 2022 and to customers located in four countries during the year ended September 25, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes the Company’s foreign revenues by country as a percentage of total foreign revenue.

Notes to Consolidated Financial Statements (continued)

	September 24, 2022	September 25, 2021
Philippines	62.3%	5.0%
Saudi Arabia	25.9%	8.0%
Morocco	11.8%	62.5%
Egypt	-	24.5%

(14)        Related Party Transactions

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at September 24, 2022 was $3,000,000, plus accrued interest of $106,000. An interest payment of $30,000 was made in January of 2022.

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

(16)        Impact of COVID-19 Coronavirus

As a result of the economic slowdown due to the COVID-19 pandemic, there has been a noticeable delay in the receipt of customer orders. While we remain in contact with our customers and their requirements have not changed, the operations of certain of our customers have been slowed or shut down entirely. Our suppliers thus far have been able to timely deliver components and parts necessary for the manufacture and production of the Company’s products to fulfill orders, although we cannot be sure this trend will continue. While the Company was able to reopen its facility in June 2020 after a brief government-mandated shutdown, we believe it is possible that new restrictions may be imposed in the near future. In December 2020 the Company implemented a partial furlough plan for the majority of salaried employees and all employees returned to work on a full time basis following the Company’s receipt of the proceeds of its second PPP loan. In December of 2022 the Company implemented a new partial furlough plan for the majority of salaried employees. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund activities to January 2023. It is uncertain how long our customers’ operations will be impacted, and those of our suppliers and our ability to respond to customer requirements and supplier issues will become more challenging during a period of sustained disruption. Any period of sustained disruption would have a material adverse effect on the Company’s financial condition and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Technical Communications Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technical Communications Corporation and Subsidiary (the Company) as of September 24, 2022 and September 25, 2021, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2022 and September 25, 2021, and the results of its operations and its cash flows for the years ended September 24, 2022 and September 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We have determined that there are no critical audit matters to report.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

December 22, 2022

We have served as the Company’s auditors since 2019.