Form 10-Q
period 2022-12-24
TECHNICAL COMMUNICATIONS CORP
filed 2023-02-07
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of February 3, 2023.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 24, 2022	September 24, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$58,716	$6,727
Accounts receivable - trade	-	15,174
Government grant receivable – Employee retention credit (Note 8)	498,143	515,966
Inventories, net	972,083	966,185
Other current assets	166,868	186,963
Total current assets	1,695,810	1,691,015

Equipment and leasehold improvements	4,556,144	4,556,144
Less: accumulated depreciation and amortization	(4,546,046)	(4,544,778)
Equipment and leasehold improvements, net	10,098	11,366

Operating lease right-of-use asset	208,015	248,462

Total Assets	$1,913,923	$1,950,843

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of notes payable – long-term (Note 7)	$3,023	$1,996
Notes payable - related party	3,725,000	3,000,000
Current operating lease liabilities	165,630	164,086
Accounts payable	257,190	159,388
Customer deposits	6,713	3,933
Accrued liabilities:
Accrued compensation and related expenses	154,050	204,412
Accrued interest	179,233	118,208
Other current liabilities	4,217	1,419
Total current liabilities	4,495,056	3,653,442

Long-term operating lease liability	42,385	84,376
Note payable – long-term, net of current maturities (Note 7)	146,731	148,004

Total Liabilities	4,684,172	3,885,822

Commitments and contingencies

Stockholders’ Equity:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,854,403 shares issued and outstanding at December 24, 2022 and September 24, 2022	185,440	185,440
Additional paid-in capital	4,378,017	4,364,687
Accumulated deficit	(7,333,706)	(6,485,106)
Total stockholders’ deficit	(2,770,249)	(1,934,979)

Total Liabilities and Stockholders’ Equity	$1,913,923	$1,950,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021

Net revenue	$121,537	$423,481
Cost of revenue	148,118	356,828
Gross (loss) profit	(26,581)	66,653

Operating expenses:
Selling, general and administrative	483,535	562,360
Product development	277,183	101,099
Total operating expenses	760,718	663,459

Operating loss	(787,299)	(596,806)

Other expense:
Interest expense	(61,301)	(16,555)
Total other expense	(61,301)	(16,555)

Net loss	$(848,600)	$(613,361)

Net loss per common share:
Basic	$(0.46)	$(0.33)
Diluted	$(0.46)	$(0.33)

Weighted average shares:
Basic	1,854,403	1,850,403
Diluted	1,854,403	1,850,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021
Operating Activities:
Net loss	$(848,600)	$(613,361)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,268	1,321
Stock-based compensation	13,330	12,623

Changes in certain operating assets and liabilities:
Accounts receivable	15,174	153,340
Inventories	(5,898)	29,928
Other current assets	20,095	21,546
Customer deposits	2,780	(41,191)
Government grant receivable - ERC	17,823	-
Accounts payable and other accrued liabilities	111,263	45,031

Net cash used in operating activities	(672,765)	(390,763)

Financing Activities:
Proceeds from notes payable – related party	725,000	150,000
Repayment of long-term debt	(246)

Net cash provided by financing activities	724,754	150,000

Net increase (decrease) in cash and cash equivalents	51,989	(240,763)

Cash and cash equivalents at beginning of the period	6,727	298,022

Cash and cash equivalents at end of the period	$58,716	$57,259

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended
	December 24, 2022	December 25, 2021

Shares of common stock:
Beginning balance	1,854,403	1,854,403

Ending balance	1,854,403	1,854,403

Common stock at par value:
Beginning balance	$185,440	$185,440

Ending balance	$185,440	$185,440

Additional paid-in capital:
Beginning balance	$4,364,687	$4,312,969
Stock-based compensation	13,330	12,623

Ending balance	$4,378,017	$4,325,592

Accumulated deficit:
Beginning balance	$(6,485,106)	$(4,153,967)
Net loss	(848,600)	(613,361)

Ending balance	(7,333,706)	(4,767,328)

Total stockholders’ deficit	$(2,770,249)	$(256,296)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of the Business and Basis of Presentation

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements of Technical Communications Corporation and its wholly-owned subsidiary include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2023.

The September 24, 2022 consolidated balance sheet contained herein was derived from the Company’s audited consolidated balance sheet at September 24, 2022 as contained in the Company’s Annual Report on Form 10-K for the fiscal year then ended as filed with the U.S. Securities and Exchange Commission (“SEC”). Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended September 24, 2022 included in its Annual Report on Form 10-K as filed with the SEC (the “2022 Annual Report”).

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

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 24, 2022, the Company generated a net loss of $848,600 and for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, the Company generated net losses of $2,331,139, $1,088,386 and $910,650 and, although the Company generated $631,426 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018. The Company has an accumulated deficit of $7,333,706 at December 24, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at December 24, 2022 was $3,725,000, plus accrued interest of $167,000. An interest payment of $30,000 was made in January of 2022.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate that our principal sources of liquidity, including the recent line of credit, will be sufficient to fund our activities through February 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2022 Annual Report and are supplemented by the notes included in this Quarterly Report on Form 10-Q. The financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s 2022 Annual Report.

NOTE 3.	Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first quarter of each of fiscal 2023 and 2022:

	2023	2022

Selling, general and administrative expenses	$11,772	$10,563
Product development expenses	1,558	2,060
Total share-based compensation expense before taxes	$13,330	$12,623

As of December 24, 2022, there was $75,759 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of December 24, 2022, the weighted average period over which the compensation expense is expected to be recognized is 2.9 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were 28,000 shares outstanding at December 24, 2022. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the Plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of December 24, 2022 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There were an aggregate of 600,000 shares authorized for issuance under these plans, of which options to purchase 136,900 shares were outstanding at December 24, 2022. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity during the first three months of fiscal 2023:

Options Outstanding
	Number of Shares			Weighted Average	Weighted Average Contractual Life
	Unvested	Vested	Total	Exercise Price	(in years)

Outstanding, September 24, 2022	56,700	108,200	164,900	$3.45	5.98
Grants	-	-	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	-	-	-

Outstanding, December 24, 2022	56,700	108,200	164,900	$3.45	5.73

Information related to the stock options vested and expected to vest as of December 24, 2022 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price

$1.01 - $2.00	48,000	8.32	$1.80	12,000	$1.87
$2.01 - $3.00	34,300	5.17	2.61	25,900	2.65
$3.01 - $4.00	43,500	6.34	3.60	33,300	3.60
$4.01 - $5.00	16,600	1.50	4.34	16,600	4.34
$5.01 - $10.00	22,500	3.02	7.36	20,400	7.37

	164,900	5.73	$3.45	108,200	$4.00

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of December 24, 2022 and December 25, 2021 was $0 and $1,040, respectively. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTE 4.	Revenue

The following table presents the Company’s revenues disaggregated by revenue type for the first three months of fiscal 2023 and 2022.

Revenue type:

	2023	2022

Engineering services	$-	$343,701
Equipment sales	121,537	79,780
Total	$121,537	$423,481

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

NOTE 5.	Inventories

Inventories consisted of the following:

	December 24, 2022	September 24, 2022
Finished goods	$-	$-
Work in process	478,375	489,854
Raw materials	493,708	476,331
Total inventory, net	$972,083	$966,185

NOTE 6.	Leases

The Company leases space from a third party for all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $170,603. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $170,603. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. The Company exercised the option on March 31, 2021, and the new term will run until March 30, 2024. As such, the Company uses the extended lease term in its calculation of the lease liability and right-of-use asset. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the three month periods ended December 24, 2022 and December 25, 2021 was $42,651.

The table below presents the maturity of the Company’s operating lease liability as of December 24, 2022:

2023	127,952
2024	85,301
Total lease payments	213,253
Less: Imputed interest	(5,238)
Total lease liability	$208,015

NOTE 7.	Debt

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is evidenced by a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% per year. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic. Although originally repayable commencing one year after grant, on March 15, 2022 the SBA announced that payments on the SBA Loan would be deferred an additional six months. The Company initiated making monthly payments in December 2022.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

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

The aggregate amounts of principal maturities of long-term debt for the following fiscal years are:

2023	$3,023
2024	3,138
2025	3,257
2026	3,382
2027	3,511
Thereafter	133,443
$149,754

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at December 24, 2022 was $3,725,000, plus accrued interest of $167,000. An interest payment of approximately $30,000 was made in January of 2022.

NOTE 8.	Income Taxes

The Company has not recorded an income tax benefit on its net loss for the three month periods ended December 24, 2022 and December 25, 2021 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) the Company is entitled to Employee Retention Credits for parts of its fiscal 2020 and 2021 years. The Company has filed amended Employer’s Quarterly Federal Tax returns to apply for these credits. As a result the Company is entitled to $515,966 in credits of which $17,823 was received during Q1 of fiscal 2023. The Company expects to receive the remainder of the refunds from the IRS in fiscal 2023.

NOTE 9.	Loss per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 164,900 shares at December 24, 2022 and 143,900 shares at December 25, 2021.

NOTE 10.	Major Customers and Export Sales

During the three months ended December 24, 2022, the Company had two customers that represented 94% (73% and 21%, respectively) of net revenue. During the three months ended December 25, 2021, the Company had two customers that represented 100% (89% and 11%, respectively) of net revenue and at December 25, 2021 had one customer representing 100% of accounts receivable.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

A breakdown of foreign and domestic net revenue for first three months of fiscal 2023 and 2022 is as follows:

	2023	2022

Domestic	$94,617	$343,701
Foreign	26,920	79,780
Total net revenue	$121,537	$423,481

The Company sold products into one country during the three month periods ended December 24, 2022 and December 25, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue for the first quarters of fiscal 2023 and 2022.

	2023	2022

Saudi Arabia	100%	100%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, for the first quarter of fiscal 2023 and 2022 is as follows:

	2023	2022

Mid-East and Africa	100%	100%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein or as may otherwise be incorporated by reference herein that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include but are not limited to statements regarding anticipated operating results, future earnings, and the Company’s ability to achieve growth and profitability. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to the impact of the COVID-19 pandemic (including its duration and severity) and governmental actions in response thereto; the effect of foreign political unrest; domestic and foreign government policies and economic conditions; future changes in export laws or regulations; changes in technology; the ability to hire, retain and motivate technical, management and sales personnel; the risks associated with the technical feasibility and market acceptance of new products; changes in telecommunications protocols; the effects of changing costs, exchange rates and interest rates; and the Company's ability to secure adequate capital resources. Such risks, uncertainties and other factors could cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For a more detailed discussion of the risks facing the Company, see the Company’s filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 24, 2022 and we have not adopted any accounting policies that have had or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 as filed with the SEC.

Results of Operations

Three Months ended December 24, 2022 compared to Three Months ended December 25, 2021

Net Revenue

Net revenue for the quarters ended December 24, 2022 and December 25, 2021 was $122,000 and $423,000, respectively, a decrease of $301,000 or 71%. Revenue for the first fiscal quarter of 2023 consisted of $95,000, or 78%, from domestic sources and $27,000, or 22%, from international customers as compared to the same period in fiscal 2022, in which revenue consisted of $343,000 or 81%, from domestic sources and $80,000, or 19%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to one country during the quarters ended December 24, 2022 and December 25, 2021. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the first quarters of fiscal 2023 and 2022:

	2023	2022

Saudi Arabia	$27,000	$80,000

For the three months ended December 24, 2022, revenue was derived from sales of our bulk encryptors to a domestic company amounting to $88,000 and training services to an international company amounting to $27,000.

For the three months ended December 25, 2021, revenue was derived from sales of our engineering services amounting to $343,000 and shipments of our internet protocol data encryptors amounting to $80,000.

Gross Profit (Loss)

Gross loss for the first quarter of fiscal 2023 was $(27,000), compared to gross profit of $67,000 for the same period of fiscal 2022, a decrease of 140%. Gross profit expressed as a percentage of total net revenue was (22%) for the first quarter of fiscal 2023 compared to 16% for the same period in fiscal 2022. This decrease in gross profit expressed as a percentage of total net revenue was primarily due to the very low sales volume fiscal 2023.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2023 were $484,000, compared to $562,000 for the same quarter in fiscal 2022. This decrease of $78,000, or 14%, was attributable to decreases in general and administrative expenses of $22,000 and selling and marketing expenses of $56,000 during the three months ended December 24, 2022.

The decrease in general and administrative expenses for the three months ended December 24, 2022 was primarily attributable to a decreases in payroll and payroll related expenses of $22,000, audit and legal fees of $14,000 and $13,000 respectively. These decreases were partially offset by increases in outside consulting costs of $15,000 and in certification costs of $10,000 during the quarter.

The decrease in selling and marketing expenses for the three months ended December 24, 2022 was primarily attributable to decreases in bid and proposal efforts of $16,000, product demonstration costs of $22,000, outside commissions of $13,000, outside consulting costs of $9,000 and travel expenses of $5,000. These decreases were partially offset by an increase in payroll and payroll related expenses of $12,000 during the quarter.

Product Development Costs

Product development costs for the quarter ended December 24, 2022 were $277,000, compared to $101,000 for the quarter ended December 25, 2021. This increase of $176,000, or 174%, was attributable to a decrease in billable engineering services contracts during the first quarter of fiscal 2023 that resulted in increased product development costs of $219,000. This increase was partially offset by decreases in payroll and payroll-related expenses of $19,000 and outside consulting costs of $13,000 during the period.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was no engineering services revenue generated during the first quarter of fiscal 2023 and $343,000 of engineering services revenue generated during the first quarter of fiscal 2022.

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

Net Loss

The Company generated a net loss of $849,000 for the first quarter of fiscal 2023, compared to a net loss of $613,000 for the same period of fiscal 2022. This increase in net loss is primarily attributable to a 140% decrease in gross profit, a 270% increase in interest expense and a 15% increase in operating expense during the first quarter of fiscal 2023.

Liquidity and Capital Resources

Our cash and cash equivalents at December 24, 2022 totaled $59,000.

Liquidity and Ability to Continue as a Going Concern

For the quarter ended December 24, 2022, the Company generated a net loss of $848,600 and for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, the Company generated net losses of $2,331,139, $1,088,386 and $910,650 and, although the Company generated $631,426 of net income in the fiscal year ended September 28, 2019, the Company suffered recurring losses from operations during the prior seven year period from fiscal 2012 to fiscal 2018. The Company has an accumulated deficit of $7,333,706 at December 24, 2022. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at December 24, 2022 was $3,725,000, plus accrued interest of $167,000. An interest payment of $30,000 was made in January of 2022.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. This plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate that our principal sources of liquidity will be sufficient to fund our activities to February 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

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

During fiscal year 2020, the Company was granted a loan from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. This loan is payable monthly over 30 years at an annual interest rate of 3.75%. Although originally repayable commencing one year after grant, on March 15, 2022 the SBA announced that payments on the SBA Loan would be deferred an additional six months. The Company initiated making monthly payments in December 2022.

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

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the three month periods ended (unaudited):

	December 24, 2022	December 25, 2021

Net loss	$(849,000)	$(613,000)
Changes not affecting cash	15,000	13,000
Changes in assets and liabilities	161,000	209,000

Cash used in operating activities	(673,000)	(391,000)

Cash provided by financing activities	725,000	150,000

Net change in cash and cash equivalents	52,000	(241,000)
Cash and cash equivalents - beginning of period	7,000	298,000

Cash and cash equivalents - end of period	$59,000	$57,000

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one-half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In March 2021, the Company exercised the second option and the new term will run until March 30, 2024. The lease expense for each of the three month periods ended December 24, 2022 and December 25, 2021 was $43,000.

Debt Instruments

On August 4, 2022, the Company issued an amended and restated demand promissory note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%. The additional funds will be available to the Company to borrow from Mr. Guild on a revolving basis and the loan has no specified term year and may be prepaid at any time without premium or penalty. The outstanding principal balance at December 24, 2022 was $3,725,000, plus accrued interest of $167,000. An interest payment of $30,000 was made in January of 2022.

On August 10, 2020, the Company also was granted a loan (the “SBA Loan”) from the SBA in the principal amount of $150,000 pursuant to the Economic Injury Disaster Loan program. The SBA Loan, which is evidenced by a Promissory Note dated August 10, 2020, is payable in monthly installments of $731, including principal and interest, over 30 years at an interest rate of 3.75% per year. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the Covid-19 pandemic. Although originally repayable commencing one year after grant, on March 15, 2022 the SBA announced that payments on the SBA Loan would be deferred an additional six months. The Company initiated making monthly payments in December 2022.

Backlog

Backlog at December 24, 2022 and September 24, 2022 amounted to $32,000 and $80,000, respectively. The orders in backlog at December 24, 2022 are expected to ship and/or services are expected to be performed over the next nine months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At December 24, 2022 and September 25, 2021, the Company had no outstanding letters of credit.

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

During the three month periods ended December 24, 2022 and December 25, 2021 the Company spent $277,000 and $101,000, respectively, on internal product development. The Company also spent $219,000 on billable development efforts during the first three months of fiscal 2022. The Company’s total product development costs during the first three months of fiscal 2023 were consistent with the same period in fiscal 2022 and in line with its planned commitment to research and development, and reflected the costs of custom development, product capability enhancements and production readiness. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

Other than those stated above, there are no plans for significant internal product development or material commitments for capital expenditures during the remainder of fiscal 2023.

New Accounting Pronouncements

Recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first three months of the Company’s 2023 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 24, 2022 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 24, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 24, 2022.

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

The Company has made significant progress in improving its internal control over financial reporting but remediation efforts are ongoing; the Company’s goal is to have all material weaknesses remediated by the end of its 2023 fiscal year.

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first quarter of the Company’s fiscal 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No other changes in the Company’s internal control over financial reporting occurred during the first quarter of its 2023 fiscal year.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

February 7, 2023	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President and Chief
Executive Officer

February 7, 2023	By:	/s/ Michael P. Malone
Date		Michael P. Malone, Chief Financial Officer