Form 10-Q
period 2023-03-25
TECHNICAL COMMUNICATIONS CORP
filed 2023-05-09
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of May 9, 2023.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 25, 2023	September 24, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$198,269	$6,727
Accounts receivable - trade	10,107	15,174
Government grant receivable - Employee retention credit	135,524	515,966
Inventories, net	973,155	966,185
Other current assets	168,321	186,963
Total current assets	1,485,376	1,691,015

Equipment and leasehold improvements	4,556,144	4,556,144
Less: accumulated depreciation and amortization	(4,547,316)	(4,544,778)
Equipment and leasehold improvements, net	8,828	11,366

Operating lease right-of-use asset	167,187	248,462

Total Assets	$1,661,391	$1,950,843

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current maturities of notes payable – long-term	$3,023	$1,996
Current maturities of related party notes payable	760,167	3,000,000
Current operating lease liabilities	167,188	164,086
Accounts payable	324,325	159,388
Customer deposits	14,479	3,933
Accrued compensation and related expenses	142,013	204,412
Accrued interest	246,672	118,208
Other current liabilities	3,907	1,419
Total current liabilities	1,661,774	3,653,442
Long-term operating lease liability	-	84,376
Related party note payable – long-term, net of current maturities	3,239,833	-
Note payable – long-term, net of current maturities	146,977	148,004

Total Liabilities	5,048,584	3,885,822

Stockholders’ Equity (Deficit):
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,854,403 shares issued and outstanding at March 25, 2023 and September 24, 2022	185,440	185,440
Additional paid-in capital	4,390,100	4,364,687
Accumulated deficit	(7,962,733)	(6,485,106)
Total stockholders’ equity (deficit)	(3,387,193)	(1,934,979)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,661,391	$1,950,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 25, 2023	March 26, 2022

Net revenue	$27,784	$565,112
Cost of revenue	113,263	490,424
Gross (loss) profit	(85,479)	74,688

Operating expenses:
Selling, general and administrative	322,121	484,649
Product development	162,605	83,789
Total operating expenses	484,726	568,438

Operating loss	(570,205)	(493,750)

Other income (expense):
Interest income	11,216	-
Interest expense	(70,038)	(28,533)
Total other income (expense)	(58,822)	(28,533)

Net loss	$(629,027)	$(522,283)

Net loss per common share:
Basic	$(0.34)	$(0.28)
Diluted	$(0.34)	$(0.28)

Weighted average shares:
Basic	1,854,403	1,854,403
Diluted	1,854,403	1,854,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
	March 25, 2023	March 26, 2022

Net revenue	$149,321	$988,593
Cost of revenue	261,381	847,252
Gross (loss) profit	(112,060)	141,341

Operating expenses:
Selling, general and administrative	805,656	1,047,009
Product development	439,788	184,888
Total operating expenses	1,245,444	1,231,897

Operating loss	(1,357,504)	(1,090,556)
Other income (expense):
Interest income	11,216	-
Interest expense	(131,339)	(45,088)
Total other income (expense)	(120,123)	(45,088)

Net loss	$(1,477,627)	$(1,135,644)

Net loss per common share:
Basic	$(0.80)	$(0.61)
Diluted	$(0.80)	$(0.61)

Weighted average shares:
Basic	1,854,403	1,854,403
Diluted	1,854,403	1,854,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 25, 2023	March 26, 2022
Operating Activities:
Net loss	$(1,477,627)	$(1,135,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,538	2,642
Stock-based compensation	25,413	24,801

Changes in certain operating assets and liabilities:
Accounts receivable	5,067	(114,018)
Government grant receivable	380,442	-
Inventories	(6,970)	78,449
Other current assets	18,642	(10,340)
Customer deposits	10,546	(41,191)
Accounts payable and other accrued liabilities	233,491	23,340

Net cash used in operating activities	(808,458)	(1,171,961)

Financing Activities:
Proceeds from related party notes payable	1,000,000	900,000

Net cash provided by financing activities	1,000,000	900,000

Net change in cash and cash equivalents	191,542	(271,961)

Cash and cash equivalents at beginning of the period	6,727	298,022

Cash and cash equivalents at end of the period	$198,269	$26,061

Supplemental Disclosures:
Income taxes paid	$-	$912
Interest paid	$2,875	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022

Shares of common stock:
Beginning balance	1,854,403	1,854,403	1,854,403	1,854,403
Ending balance	1,854,403	1,854,403	1,854,403	1,854,403

Common stock at par value:
Beginning balance	$185,440	$185,440	$185,440	$185,440
Ending balance	$185,440	$185,440	$185,440	$185,440

Additional paid-in capital:
Beginning balance	$4,378,017	$4,325,592	$4,364,687	$4,312,969
Stock-based compensation	$12,083	$12,178	$25,413	$24,801
Ending balance	$4,390,100	$4,337,770	$4,390,100	$4,337,770

Accumulated deficit:
Beginning balance	$(7,333,706)	$(4,767,328)	$(6,485,106)	$(4,153,967)
Net loss	$(629,027)	$(522,283)	$(1,477,627)	$(1,135,644)
Ending balance	$(7,962,733)	$(5,289,611)	$(7,962,733)	$(5,289,611)

Total stockholders’ equity	$(3,387,193)	$(766,401)	$(3,387,193)	$(766,401)

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

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure it consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification - sometimes referred to as the Codification or ASC.

Liquidity and Ability to Continue as a Going Concern

For the six months ended March 25, 2023, the Company generated a net loss of $1,477,627 and for the fiscal years ended September 24, 2022 and September 25, 2021, the Company generated net losses of approximately $2,331,000 and $1,088,000, respectively. The Company has experienced declining revenues during the first six months ended March 25, 2023 and has an accumulated deficit of $7,962,733 at March 25, 2023. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate our current liquidity will be sufficient to fund our activities through June 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In February 2023, the Company’s entered into a Fourth Amended and Restated Promissory Note with Carl H. Guild, Jr., the Company’s Chief Executive Officer (the “Amended Notes Payable”). The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable. Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028 (the “Maturity Date”).

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA’s Economic Injury Disaster Loan program and Mr. Guild (see Note 7). The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and continuing volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the Nasdaq Capital Market effective January 25, 2021; while the common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first three and six months of fiscal 2023 and 2022:

	March 2023		March 2022
	3 months	6 months	3 months	6 months

Selling, general and administrative expenses	$10,671	$22,443	$10,112	$20,674
Product development expenses	1,412	2,970	2,066	4,127
Total share-based compensation expense before taxes	$12,083	$25,413	$12,178	$24,801

As of March 25, 2023, there was approximately $56,000 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of March 25, 2023, the weighted average period over which the compensation expense is expected to be recognized is 3 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were 28,000 shares outstanding under this plan as of March 25, 2023. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the 2021 plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of December 25, 2021 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There are an aggregate of 121,900 shares outstanding under both plans at March 25, 2023. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares
	Unvested	Vested	Total	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)
Outstanding, September 24, 2022	56,700	108,200	164,900	$3.45	6.0
Grants	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	-	-
Outstanding, December 24, 2022	56,700	108,200	164,900	$3.45	5.7
Grants	-	-	-	-
Vested	(2,100)	2,100	-
Cancellations/forfeitures	(8,000)	(7,000)	(15,000)
Outstanding, March 25, 2023	46,600	103,300	149,900	$3.48	5.7

Information related to the stock options vested and expected to vest as of March 25, 2023 is as follows:

			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
Range of Exercise Prices
$1.01	-	$2.00	40,000	8.4	$1.79	12,000	$1.87
$2.01	-	$3.00	34,300	4.9	$2.61	25,900	$2.65
$3.01	-	$4.00	43,500	6.1	$3.60	33,300	$3.60
$4.01	-	$5.00	9,600	2.2	$4.09	9,600	$4.09
$5.01	-	$6.00	22,500	2.8	$7.36	22,500	$7.36
			149,900	5.7	$3.48	103,300	$3.81

There were no “in-the-money” outstanding and exercisable options as of March 25, 2023 and March 26, 2022 and therefore no aggregate intrinsic value. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Revenue

The following table presents the Company’s revenues disaggregated by revenue type:

Revenue type:

	March 25, 2023		March 26, 2022
	3 months	6 months	3 months	6 months

Engineering services	$16,374	$16,374	$513,432	$857,133
Equipment sales	11,410	132,947	51,680	131,460
Total	$27,784	$149,321	$565,112	$988,593

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

NOTE 5. Inventories

Inventories consisted of the following:

	March 2023	September 2022

Work in process	$472,041	$489,854
Raw materials	501,114	476,331
Total inventory, net	$973,155	$966,185

NOTE 6. Leases

The Company maintains a real estate lease with a third party for all manufacturing, research and development, and corporate operations which will expire on March 30, 2024. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the six month periods ended March 25, 2023 and March 26, 2022 was $85,301.

The table below presents the maturity of the Company’s operating lease liability as of March 25, 2023:

2023	$85,301
2024	85,301
Total lease payments	170,602
Less: Imputed interest	(3,415)
Total lease liability	$167,187

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 7. Debt

SBA Loan

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

The aggregate amounts of principal maturities of the SBA Loan for the following fiscal years are:

2023	$1,319
2024	3,252
2025	3,376
2026	3,505
2027	3,639
Thereafter	134,909
$150,000

Related Party Note Payable

On August 4, 2022, the Company issued a Third Amended and Restated Demand Promissory Note in the principal amount of up to $4,000,000 in favor of Carl H. Guild, Jr. Mr. Guild, the Company’s Chief Executive Officer, President and Chairman of the Board, loaned the money to the Company to provide working capital. The $4,000,000 consists of $1,000,000 previously loaned to the Company at an interest rate of 6% and $2,000,000 previously loaned to the Company at an interest rate of 7.5% and an additional $1,000,000 at an interest rate of 7.5%.

In February 2023, the Company entered into a Fourth Amended and Restated Promissory Note with Mr. Guild (the “Amended Notes Payable”). The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable. Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028 (the “Maturity Date”). In an Event of Default or Change in Control, as defined, the Amended Notes Payable may, at the option of the holder, become immediately due and payable.

As of March 25, 2023, no principal payments have been made on the Amended Notes Payable and the outstanding balance was $4,000,000 plus accrued interest of $234,016.

Interest expense incurred under the related party note payable for the three and six months ended March 25, 2023 was $60,087 and $127,526, respectively. Interest expense incurred under the related party note payable for the three and six months ended March 26, 2022 was $24,934 and $46,660 respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The aggregate amounts of principal maturities of the related party note payable for the following fiscal years are:

2023, remaining	$402,682
2024	726,747
2025	775,419
2026	827,350
2027	882,759
Thereafter	385,043
$4,000,000

NOTE 8. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the six month periods ended March 25, 2023 and March 26, 2022 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) the Company is entitled to Employee Retention Credits for parts of its fiscal 2020 and 2021 years.   The Company is entitled to $515,966 in credits of which $380,442 was received during the first six months of fiscal 2023. The Company expects to receive the remainder of the refunds from the IRS in fiscal 2023.

NOTE 9. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 164,900 shares at March 25, 2023 and 143,900 shares at March 26, 2022.

NOTE 10. Major Customers and Export Sales

During the three months ended March 23, 2023, three customers that represented 98% of net revenue. During the six month period ended March 25, 2023, three customers represented 88% of net revenue.

During the three months ended March 26, 2022, one customer represented 91% of net revenue. During the six month period ended March 26, 2022, one customer that represented 87% of net revenue.

A breakdown of foreign and domestic net revenue is as follows:

	March 25, 2023		March 26, 2022
	3 months	6 months	3 months	6 months
Domestic	$22,143	$116,760	$513,432	$857,133
Foreign	5,641	32,561	51,680	131,460
Total net revenue	$27,784	$149,321	$565,112	$988,593

The Company sold products into one foreign country during the three-month period ended March 25, 2023 and two foreign countries during the six month-period ended March 25, 2023. The Company sold products into one foreign country during the three-month period ended March 26, 2022 and two foreign countries during the six month period ended March 26, 2022.

A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	March 2023		March 2022
	3 months	6 months	3 months	6 months
Philippines	100%	17%	100%	39%
Saudi Arabia	-	83%	-	61%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	March 2023		March 2022
	3 months	6 months	3 months	6 months
Far East	100%	17%	100%	39%
Mid-East	-	83%	-	61%

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

Critical Accounting  Policies and Significant Judgments and Estimates

There have been no material changes in the Company’s critical accounting policies or critical accounting estimates since September 24, 2022 and we have not adopted any accounting policies that have had or are expected to have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, Summary of Significant Accounting Policies and Significant Judgments and Estimates in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022 as filed with the SEC.

Results of Operations

Three Months ended March 25 2023 compared to Three Months ended March 26, 2022

Net Revenue

Net revenue for the quarters ended March 25, 2023 and March 26, 2022 was $28,000 and $565,000, respectively, a decrease of $537,000 or 95%. Revenue for the second fiscal quarter of 2023 consisted of $22,000, or 79%, from domestic sources and $6,000, or 21%, from international customers as compared to the same period in fiscal 2022, in which revenue consisted of $513,000, or 91% from domestic sources and $52,000, or 9%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to one country during the quarters ended and March 25, 2023 and March 26, 2022. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2023 and 2022:

	2023	2022
Philippines	$6,000	$52,000

For the three months ended March 25, 2023, revenue was derived from sales of our engineering services amounting to $10,000 and a shipment of our narrowband radio encryptors for $6,000 and secure mobile phones amounting to $12,000.

For the three months ended March 26, 2022, revenue was derived from sales of our engineering services amounting to $513,000 and a shipment of our narrowband radio encryptors amounting to $52,000.

Gross (Loss) Profit

Gross (loss) profit for the second quarter of fiscal 2023 was ($85,000), compared to gross profit of $75,000 for the same period of fiscal 2022, a decrease of 213%. Gross (loss) profit expressed as a percentage of total net revenue was (304%) for the second quarter of fiscal 2023 compared to 13% for the same period in fiscal 2022. The Company experienced a gross loss during 2023 as a result of declining sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2023 were $322,000, compared to $485,000 for the same quarter in fiscal 2022. This decrease of $163,000, or 34%, was attributable to decreases in general and administrative expenses of $83,000 and decreases in selling and marketing expenses of $80,000 during the three months ended March 25, 2023.

The decrease in general and administrative expenses for the three months ended March 25, 2023 was primarily attributable to an decreases in payroll and payroll related expenses of $96,000 as a result of the temporary furlough put in place in December 2022. This decrease was partially offset by increases in legal fees of $14,000.

The decrease in selling and marketing expenses for the three months ended March 25, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $38,000 as a result of the temporary furlough put in place in December 2022. Also contributing to the decrease were decreases in bid and proposal efforts of $14,000, travel expenses of $12,000 and product demonstration costs of $10,000.

Product Development Costs

Product development costs charged to operating expense for the quarter ended March 25, 2023 were $163,000, compared to $84,000 for the quarter ended March 26, 2022. This increase of $79,000, or 94%, was attributable to a decrease billable engineering services contracts during the second quarter of fiscal 2023 that resulted in increased product development costs of $330,000. This increase was partially offset by a decrease in payroll and payroll related expenses of $166,000 and consulting expenses of $71,000.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $16,000 of engineering services revenue generated during the second quarter of fiscal 2023 and $513,000 of engineering services revenue generated during the second quarter of fiscal 2022.

Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses.

Net Loss

The Company generated a net loss of $629,000 for the second quarter of fiscal 2023, compared to a net loss of $522,000 for the same period of fiscal 2022. This increase in net loss is primarily attributable to a 95% decrease in revenues.

Six Months ended March 25 2023 compared to Six Months ended March 26, 2022

Net Revenue

Net revenue for the six months ended March 25, 2023 and March 26, 2022 was $149,000 and $989,000, respectively, a decrease of $840,000 or 85%. Revenue for the first six months of 2023 consisted of $116,000, or 78%, from domestic sources and $33,000, or 22%, from international customers as compared to the same period in fiscal 2022, in which revenue consisted of $857,000, or 87% from domestic sources and $132,000, or 13%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to two countries during the six months ended March 25, 2023 and March 26, 2022. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the second quarters of fiscal 2023 and 2022:

	2023	2022
Philippines	$6,000	$52,000
Saudi Arabia	27,000	80,000
	$33,000	$132,000

For the six months ended March 25, 2023, revenue was derived from sales of our engineering services amounting to $16,000 a shipments of our internet protocol data encryptors, secure mobile phones and narrowband radio encryptors amounted to $33,000.

For the six months ended March 26, 2022, revenue was derived from sales of our engineering services amounting to $857,000 a shipment of our internet protocol data encryptors amounting to $80,000 and a shipment of our narrowband radio encryptors amounting to $52,000.

Gross (Loss) Profit

Gross (loss) profit for the first six months of fiscal 2023 was ($112,000), compared to gross profit of $141,000 for the same period of fiscal 2022, a decrease of 179%. Gross (loss) profit expressed as a percentage of total net revenue was (75%) for the first six months of fiscal 2023 compared to 14% for the same period in fiscal 2022. The Company experienced a gross loss during 2023 as a result of declining sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of fiscal 2023 were $806,000, compared to $1,047,000 for the same quarter in fiscal 2022. This decrease of $241,000, or 23%, was attributable to decreases in general and administrative expenses of $121,000 and decreases in selling and marketing expenses of $120,000 during the six months ended March 25, 2023.

The decrease in general and administrative expenses for the six months ended March 25, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $116,000 as a result of the temporary furlough put in place in December 2022.

The decrease in selling and marketing expenses for the six months ended March 25, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $38,000 as a result of the temporary furlough put in place in December 2022. Also contributing to the decrease were increases in bid and proposal efforts of $31,000, consulting expenses of $13,000 and product demonstration costs of $32,000.

Product Development Costs

Product development costs for the six months ended March 25, 2023 were $440,000, compared to $185,000 for the six months ended March 26, 2022. This increase of $255,000, or 138%, was attributable to a decrease in billable engineering services contracts during the first six months of fiscal 2023.  Higher billable engineering services in 2022 had resulted in decreased product development costs of $540,000 for the first six months of fiscal 2022.

The Company actively sells its engineering services in support of funded research and development. The receipt of these orders is sporadic, although such programs can span over several months. In addition to these programs, the Company also invests in research and development to enhance its existing products or to develop new products, as it deems appropriate. There was $16,000 of engineering services revenue generated during the first six months of fiscal 2023 and $857,000 of engineering services revenue generated during the first six months of fiscal 2022.

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

Net Loss

The Company generated a net loss of $1,478,000 for the first six months of fiscal 2023, compared to a net loss of $1,136,000 for the same period of fiscal 2022. This increase in net loss is primarily attributable to a decrease in net revenue of $840,000.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the six month periods ended (unaudited):

	March 25, 2023	March 26, 2022
Net Loss	$(1,478,000)	$(1,136,000)
Changes not affecting cash	28,000	27,000
Changes in assets and liabilities	641,000	(63,000)
Cash used in operating activities	(809,000)	(1,172,000)

Cash provided by financing activities	1,000,000	900,000

Net change in cash and cash equivalents	191,000	(272,000)
Cash and cash equivalents - beginning of period	7,000	298,000
Cash and cash equivalents - end of period	$198,000	$26,000

Liquidity and Ability to Continue as a Going Concern

Our cash and cash equivalents at March 25, 2023 totaled $198,269.  For the six months ended March 25, 2023, the Company generated a net loss of $1,477,627 and for the fiscal years ended September 24, 2022 and September 25, 2021, the Company generated net losses of approximately $2,331,000 and $1,088,000, respectively.  The Company has experienced declining revenues during the six months ended March 25, 2023 and has an accumulated deficit of $7,962,733 at March 25, 2023. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate liquidity will be sufficient to fund our activities through June 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In February 2023, the Company’s entered into a Fourth Amended and Restated Promissory Note with Carl H. Guild, Jr., the Company’s Chief Executive Officer (the “Amended Notes Payable”).  The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable.  Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028.

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA’s Economic Injury Disaster Loan program and Mr. Guild (see Note 7). The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding, especially in light of the tightening of the credit markets and continuing volatility of the capital markets as a result of the coronavirus. Moreover, the Company’s common stock was delisted from the Nasdaq Capital Market effective January 25, 2021; while the common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one- half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In March 2021, the Company exercised the second option and the new term will run until March 30, 2024. The lease expense for each of the six month periods ended March 25, 2023 and March 26, 2022 was $85,000.

Debt Instruments

The Company was granted a loan by the SBA in August 2020. This loan is evidenced by a promissory note dated August 10, 2020 in the principal amount of $150,000 and was made under the Economic Injury Disaster Loan program of the SBA. This note is payable monthly over 30 years at an annual interest rate of 3.75% commencing two years from the date of issuance.

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

In February 2023, the Company’s entered into a Fourth Amended and Restated Promissory Note with Mr. Guild (the “Amended Notes Payable”).  The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable.  Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028.

The outstanding principal balance at March 25, 2023 was $4,000,000, plus accrued interest of $234,016.

Backlog

Backlog at March 25, 2023 amounted to $53,000. The orders in backlog at March 25, 2023 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At March 25, 2023 and September 24, 2022, the Company had no outstanding letters of credit.

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

During the six month periods ended March 25, 2023 and March 26, 2022 the Company spent $440,000 and $185,000, respectively, on internal product development. The Company also spent $10,000 and $545,000 on billable development efforts during the first six months of fiscal 2023 and 2022, respectively.  It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

New Accounting  Pronouncements

Recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first six months of the Company’s 2023 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of March 25, 2023 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 25, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 25, 2023.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first six months of the Company’s fiscal 2023 have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, during the second quarter, the Company’s Chief Financial Officer retired and the Company’s Chief Executive Officer is now the Acting Chief Financial Officer. No other changes in the Company’s internal control over financial reporting occurred during the second quarter of its 2023 fiscal year.

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

TECHNICAL COMMUNICATIONS CORPORATION
(Registrant)

May 9, 2023	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President, Chief Executive Officer and Acting Chief Financial Officer