Form 10-Q
period 2023-06-24
TECHNICAL COMMUNICATIONS CORP
filed 2023-08-08
CIK 96699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 24, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number: 001-34816

TECHNICAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2295040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Domino Drive, Concord, MA	01742-2892
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 1,854,403 shares of Common Stock, $0.10 par value, outstanding as of August 8, 2023.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 24, 2023	September 24, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$45,247	$6,727
Accounts receivable - trade	13,829	15,174
Government grant receivable - Employee retention credit	-	515,966
Inventories, net	1,240,889	966,185
Other current assets	233,138	186,963
Total current assets	1,533,103	1,691,015

Equipment and leasehold improvements	4,556,143	4,556,144
Less: accumulated depreciation and amortization	(4,548,583)	(4,544,778)
Equipment and leasehold improvements, net	7,560	11,366

Operating lease right-of-use asset	125,975	248,462

Total Assets	$1,666,638	$1,950,843

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Current maturities of notes payable – long-term	$3,023	$1,996
Current maturities of related party notes payable	943,302	3,000,000
Current operating lease liabilities	125,975	164,086
Accounts payable	597,684	159,388
Customer deposits	154,233	3,933
Accrued liabilities:
Accrued compensation and related expenses	166,650	204,412
Accrued interest	310,051	118,208
Other current liabilities	7,987	1,419
Total current liabilities	2,308,905	3,653,442
Long-term operating lease liability	-	84,376
Related party note payable – long-term, net of current maturities	3,056,698	-
Note payable – long-term, net of current maturities	146,977	148,004

Total Liabilities	5,512,580	3,885,822

Stockholders’ Deficit:
Common stock, par value $0.10 per share; 7,000,000 shares authorized; 1,854,403 shares issued and outstanding at June 24, 2023 and September 24, 2022
	185,440	185,440
Additional paid-in capital	4,397,343	4,364,687
Accumulated deficit	(8,428,725)	(6,485,106)
Total stockholders’ deficit	(3,845,942)	(1,934,979)

Total Liabilities and Stockholders’ Deficit	$1,666,638	$1,950,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 24, 2023	June 25, 2022

Net revenue	$34,972	$146,089
Cost of revenue	63,658	182,511
Gross loss	(28,686)	(36,422)

Operating expenses:
Selling, general and administrative	268,760	450,723
Product development	106,135	318,643
Total operating expenses	374,895	769,366

Operating loss	(403,581)	(805,788)
Other income (expense):
Interest income	3,010	-
Interest expense	(65,421)	(36,563)
Total other income (expense)	(62,411)	(36,563)

Net loss	$(465,992)	$(842,351)

Net loss per common share:
Basic	$(0.25)	$(0.45)
Diluted	$(0.25)	$(0.45)

Weighted average shares:
Basic	1,854,403	1,854,403
Diluted	1,854,403	1,854,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Nine Months Ended
	June 24, 2023	June 25, 2022

Net revenue	$184,293	$1,134,682
Cost of revenue	325,039	1,029,763
Gross (loss) profit	(140,746)	104,919

Operating expenses:
Selling, general and administrative	1,074,416	1,497,732
Product development	545,923	503,531
Total operating expenses	1,620,339	2,001,263

Operating loss	(1,761,085)	(1,896,344)
Other income (expense):
Interest income	14,226	-
Interest expense	(196,760)	(81,651)
Total other income (expense)	(182,534)	(81,651)

Net loss	$(1,943,619)	$(1,977,995)

Net loss per common share:
Basic	$(1.05)	$(1.07)
Diluted	$(1.05)	$(1.07)

Weighted average shares:
Basic	1,854,403	1,854,403
Diluted	1,854,403	1,854,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 24, 2023	June 25, 2022
Operating Activities:
Net loss	$(1,943,619)	$(1,977,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,806	3,552
Stock-based compensation	32,656	38,087

Changes in certain operating assets and liabilities:
Accounts receivable	1,345	258,575
Government grant receivable	515,966	-
Inventories	(274,704)	63,907
Other current assets	(46,175)	(24,791)
Customer deposits	150,300	(12,124)
Accounts payable and other accrued liabilities	598,945	39,623

Net cash used in operating activities	(961,480)	(1,611,166)

Financing Activities:
Proceeds from related party notes payable	1,000,000	1,350,000

Net cash provided by financing activities	1,000,000	1,350,000

Net change in cash and cash equivalents	38,520	(261,166)

Cash and cash equivalents at beginning of the period	6,727	298,022

Cash and cash equivalents at end of the period	$45,247	$36,856

Supplemental Disclosures:
Income taxes paid	$-	$912
Interest paid	$4,917	$30,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNICAL COMMUNICATIONS CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022

Shares of common stock:
Beginning balance	1,854,403	1,854,403	1,854,403	1,854,403
Ending balance	1,854,403	1,854,403	1,854,403	1,854,403

Common stock at par value:
Beginning balance	$185,440	$185,440	$185,440	$185,440
Ending balance	$185,440	$185,440	$185,440	$185,440

Additional paid-in capital:
Beginning balance	$4,390,100	$4,337,770	$4,364,687	$4,312,969
Stock-based compensation	$7,243	$13,286	$32,656	$38,087
Ending balance	$4,397,343	$4,351,056	$4,397,343	$4,351,056

Accumulated deficit:
Beginning balance	$(7,962,733)	$(5,289,611)	$(6,485,106)	$(4,153,967)
Net loss	$(465,992)	$(842,351)	$(1,943,619)	$(1,977,995)
Ending balance	$(8,428,725)	$(6,131,962)	$(8,428,725)	$(6,131,962)

Total stockholders’ equity (deficit)	$(3,845,942)	$(1,595,466)	$(3,845,942)	$(1,595,466)

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

Liquidity and Ability to Continue as a Going Concern

For the nine months ended June 24, 2023, the Company generated a net loss of approximately $1,943,619 and for the fiscal years ended September 24, 2022 and September 25, 2021, the Company generated net losses of approximately $2,331,000 and $1,088,000, respectively. The Company has experienced declining revenues during the first nine months ended June 24, 2023 and has an accumulated deficit of approximately $8,428,725 at June 24, 2023. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate our current liquidity will be sufficient to fund our activities through September 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In February 2023, the Company entered into a Fourth Amended and Restated Promissory Note with Carl H. Guild, Jr., the Company’s Chief Executive Officer (the “Amended Notes Payable”). The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable. Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028 (the “Maturity Date”). The Company has not made a principal payment on the Amended Notes Payable as of June 24, 2023.

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA’s Economic Injury Disaster Loan program and Mr. Guild (see Note 7). The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding. Moreover, the Company’s common stock was delisted from the Nasdaq Capital Market effective January 25, 2021; while the common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 3. Stock-Based Compensation

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations for the first three and nine months of fiscal 2023 and 2022:

	June 24, 2023		June 25, 2022
	3 months	9 months	3 months	9 months
Selling, general and administrative expenses	$7,243	$29,686	$11,241	$31,915
Product development expenses	-	2,970	2,045	6,172
Total share-based compensation expense before taxes	$7,243	$32,656	$13,286	$38,087

As of June 24, 2023, there was approximately $48,000 of unrecognized compensation expense related to options outstanding. The unrecognized compensation expense will be recognized over the remaining requisite service period. As of June 24, 2023, the weighted average period over which the compensation expense is expected to be recognized is 3 years.

On May 6, 2021 the Company adopted the 2021 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares. The Plan has not been approved by shareholders and allows for non-qualified stock option grants, stock appreciation rights (SARS), restricted stock and stock units and other stock and stock based awards. There were 28,000 shares outstanding under this plan as of June 24, 2023. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under the 2021 plan are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

The Technical Communications Corporation 2005 Non-Statutory Stock Option Plan and 2010 Equity Incentive Plan are expired as of December 25, 2021 and options are no longer available for grant thereunder, although vested, unexercised options under such plans remain outstanding. There are an aggregate of 121,900 shares outstanding under both plans at June 24, 2023. Vesting periods are at the discretion of the Board of Directors and typically range between zero and five years. Options under these plans are granted with an exercise price equal to fair value at time of grant and have a term of ten years from the date of grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The following table summarizes stock option activity:

	Options Outstanding
	Number of Shares
	Unvested	Vested	Total	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)
Outstanding, September 24, 2022	56,700	108,200	164,900	$3.45	6.0
Grants	-	-	-
Vested	-	-	-
Cancellations/forfeitures	-	-	-
Outstanding, December 24, 2022	56,700	108,200	164,900	$3.45	5.7
Grants	-	-	-
Vested	(2,100)	2,100	-
Cancellations/forfeitures	(8,000)	(7,000)	(15,000)
Outstanding, March 25, 2023	46,600	103,300	149,900	$3.48	5.7
Grants	-	-	-
Vested	(16,500)	16,500	-
Cancellations/forfeitures	-	-	-
Outstanding, June 24, 2023	30,100	119,800	149,900	$3.48	5.5

Information related to the stock options vested and expected to vest as of June 24, 2023 is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Average Exercise Price
$1.01 - $2.00	40,000	8.1	$1.79	17,600	$1.83
$2.01 - $3.00	34,300	4.7	$2.61	28,700	$2.63
$3.01 - $4.00	43,500	5.8	$3.60	41,400	$3.60
$4.01 - $5.00	9,600	2.0	$4.09	9,600	$4.09
$5.01 - $6.00	22,500	2.5	$7.36	22,500	$7.36
	149,900	5.4	$3.48	119,800	$3.81

There were no “in-the-money” outstanding and exercisable options as of June 24, 2023 and June 25, 2022 and therefore no aggregate intrinsic value. Nonvested stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

NOTE 4. Revenue

The following table presents the Company’s revenues disaggregated by revenue type:

	June 24, 2023		June 25, 2022
	3 months	9 months	3 months	9 months

Engineering services	$13,830	$30,204	$123,526	$980,659
Equipment sales	$21,142	154,089	22,563	154,023
Total	$34,972	$184,293	$146,089	$1,134,682

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

NOTE 5. Inventories

Inventories consisted of the following:

	June 24, 2023	September 24, 2022
Work in process	$854,080	$489,854
Raw materials	386,809	476,331
Total inventory, net	$1,240,889	$966,185

NOTE 6. Leases

The Company maintains a real estate lease with a third party for all manufacturing, research and development, and corporate operations which will expire on March 30, 2024. The Company classifies this lease as an operating lease with the costs recognized as a selling, general and administrative expense in its consolidated statements of operations. The lease expense for each of the nine month periods ended June 24, 2023 and June 25, 2022 was $127,952.

The table below presents the maturity of the Company’s operating lease liability by calendar year as of June 24, 2023:

2023	$85,301
2024	42,651
Total lease payments	127,952
Less: Imputed interest	(1,977)
Total lease liability	$125,975

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

The aggregate amounts of principal maturities of the SBA Loan for the following fiscal years are:

2023	$3,023
2024	3,138
2025	3,257
2026	3,382
2027	3,511
Thereafter	133,689
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

As of June 24, 2023, the Company had not made a principal payment and the outstanding balance was $4,000,000, plus accrued interest of $298,125.

Interest expense incurred under the related party note payable for the three and nine months ended June 24, 2023 was $64,110 and $191,635, respectively. Interest expense incurred under the related party note payable for the three and nine months ended June 25, 2022 was $35,024 and $76,808 respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

The aggregate amounts of principal maturities of the related party note payable for the following fiscal years are:

2023	$402,682
2024	726,747
2025	775,419
2026	827,350
2027	882,759
Thereafter	385,043
$4,000,000

NOTE 8. Income Taxes

The Company has not recorded an income tax benefit on its net loss for the nine month periods ended June 24, 2023 and June 25, 2022 due to its uncertain realizability. During previous fiscal years, the Company recorded a valuation allowance for the full amount of its net deferred tax assets since it could not predict the realization of these assets.

Under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) the Company is entitled to Employee Retention Credits for parts of its fiscal 2020 and 2021 years. The Company is entitled to $515,966 in credits of which all was received during the first nine months of fiscal 2023.

NOTE 9. Loss Per Share

Outstanding potentially dilutive stock options, which were not included in the net loss per share amounts as their effect would have been anti-dilutive, were as follows: 149,900 shares at June 24, 2023 and 164,900 shares at June 25, 2022.

NOTE 10.Major Customers and Export Sales

During the three months ended June 24, 2023, two customers represented 100% of net revenue (40% and 60% respectively). During the nine month period ended June 24, 2023, four customers represented 90% of net revenue (11%, 14%, 16% and 48% respectively).

During the three months ended June 25, 2022, two customers represented 100% of net revenue (85% and 15% respectively). During the nine month period ended June 25, 2022, one customer represented 86% of net revenue.

A breakdown of foreign and domestic net revenue is as follows:

	June 24, 2023		June 25, 2022
	3 months	9 months	3 months	9 months
Domestic	$13,830	$130,590	$123,526	$980,659
Foreign	21,142	53,703	22,563	154,023
Total net revenue	$34,972	$184,293	$146,089	$1,134,682

The Company sold products into one foreign country during the three-month period ended June 24, 2023 and two foreign countries during the nine month-period ended June 24, 2023. The Company sold products into one foreign country during the three-month period ended June 25, 2022 and two foreign countries during the nine month period ended June 25, 2022.

A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes foreign revenues by country as a percentage of total foreign revenue.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

	June 2023		June 2022
	3 months	9 months	3 months	9 months
Philippines	-%	11%	100%	48%
Saudi Arabia	100%	89%	-	52%

A summary of foreign revenue, as a percentage of total foreign revenue by geographic area, is as follows:

	June 2023		June 2022
	3 months	9 months	3 months	9 months
Far East	-%	11%	100%	48%
Mid-East	100%	89%	-	52%

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

Results of Operations

Three Months ended June 24, 2023 compared to Three Months ended June 25, 2022

Revenue

Net revenue for the quarters ended June 24, 2023 and June 25, 2022 was $35,000 and $146,000, respectively, a decrease of $111,000 or 76%. Revenue for the third fiscal quarter of 2023 consisted of $14,000, or 40%, from domestic sources and $21,000, or 60%, from international customers as compared to the same period in fiscal 2022, in which revenue consisted of $124,000, or 85% from domestic sources and $22,000, or 15%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to one country during the quarters ended and June 24, 2023 and June 25, 2022. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2023 and 2022:

	2023	2022
Philippines	$-	$23,000
Saudi Arabia	21,000	-

For the three months ended June 24, 2023, revenue was derived from sales of our engineering services amounting to $14,000 and a shipment of our narrowband radio encryptors and secure mobile phones for $21,000.

For the three months ended June 26, 2022, revenue was derived from sales of our engineering services amounting to $124,000 and a shipment of our narrowband radio encryptors amounting to $22,000.

Gross Loss

Gross loss for the third quarter of fiscal 2023 was $29,000, compared to gross loss of $36,000 for the same period of fiscal 2022, a decrease of 19%. Gross loss expressed as a percentage of total net revenue was 82% for the third quarter of fiscal 2023 compared to 25% for the same period in fiscal 2022. The Company experienced a gross loss during 2023 and 2022 as a result of declining sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2023 were $269,000, compared to $451,000 for the same quarter in fiscal 2022. This decrease of $182,000, or 40%, was attributable to decreases in general and administrative expenses of $110,000 and decreases in selling and marketing expenses of $72,000 during the three months ended June 24, 2023.

The decrease in general and administrative expenses for the three months ended June 24, 2023 was primarily attributable to a decrease in payroll and payroll related expenses of $126,000 as a result of the temporary furlough put in place in December 2022 and declines in legal fees of $15,000. These decreases were partially offset by increases in audit fees of $25,000.

The decrease in selling and marketing expenses for the three months ended June 24, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $72,000 as a result of the temporary furlough put in place in December 2022.

Product Development Costs

Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Declining revenue in fiscal 2023 has resulted in less product development costs being allocated to cost of revenue.

Product development costs charged to operating expense for the quarter ended June 24, 2023 were $106,000, compared to $319,000 for the quarter ended June 25, 2022. This decrease of $213,000, or 67%, was primarily attributable to a decrease in payroll and payroll related expenses of $218,000. and partially offset by increases in consulting expenses of $47,000.

Net Loss

The Company generated a net loss of $466,000 for the third quarter of fiscal 2023, compared to a net loss of $842,000 for the same period of fiscal 2022. This decrease in net loss is primarily attributable to a 51% decrease in operating expenses.

Nine Months ended June 24, 2023 compared to Nine Months ended June 25, 2022

Revenue

Net revenue for the nine months ended June 24, 2023 and June 25, 2022 was $184,000 and $1,135,000, respectively, a decrease of $951,000 or 84%. Revenue for the first nine months of 2023 consisted of $130,000, or 71%, from domestic sources and $54,000, or 29%, from international customers as compared to the same period in fiscal 2022, in which revenue consisted of $981,000, or 86% from domestic sources and $154,000, or 14%, from international customers. International revenues continued to be impacted by the effects of the Covid-19 pandemic.

Foreign sales consisted of a shipment to two countries during the nine months ended June 24, 2023 and June 25, 2022. A sale is attributed to a foreign country based on the location of the contracting party. Domestic revenue may include the sale of products shipped through domestic resellers or manufacturers to international destinations. The table below summarizes our principal foreign sales by country during the third quarters of fiscal 2023 and 2022:

	2023	2022
Philippines	$6,000	$74,000
Saudi Arabia	48,000	80,000
	$54,000	$154,000

For the nine months ended June 24, 2023, revenue was derived from sales of our engineering services amounting to $30,000 a shipments of our internet protocol data encryptors, secure mobile phones and narrowband radio encryptors amounted to $154,000.

For the nine months ended June 25, 2022, revenue was derived from sales of our engineering services amounting to $981,000 a shipment of our internet protocol data encryptors amounting to $80,000 and a shipment of our narrowband radio encryptors amounting to $74,000.

Gross (Loss) Profit

Gross loss for the first nine months of fiscal 2023 was $141,000, compared to gross profit of $105,000 for the same period of fiscal 2022, a decrease of 234%. Gross (loss) profit expressed as a percentage of total net revenue was (76%) for the first nine months of fiscal 2023 compared to 9% for the same period in fiscal 2022. The Company experienced a gross loss during 2023 as a result of declining sales.

Operating Costs and Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of fiscal 2023 were $1,074,000, compared to $1,498,000 for the first nine months of fiscal 2022. This decrease of $424,000, or 28%, was attributable to decreases in general and administrative expenses of $239,000 and decreases in selling and marketing expenses of $185,000 during the nine months ended June 24, 2023.

The decrease in general and administrative expenses for the nine months ended June 24, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $264,000 as a result of the temporary furlough put in place in December 2022. This was partially offset by increases in professional service fees of $25,000.

The decrease in selling and marketing expenses for the nine months ended June 24, 2023 was primarily attributable to decreases in payroll and payroll related expenses of $81,000 as a result of the temporary furlough put in place in December 2022. Also contributing to the decrease were decreases in proposal efforts and demonstration costs of $64,000, consulting expenses of $14,000 and travel costs of $17,000.

Product Development Costs

Product development costs charged to billable projects are recorded as cost of revenue; engineering costs charged to bid and proposal efforts are recorded as selling expenses; and product development costs charged to business development activities are recorded as marketing expenses. Declining revenue in fiscal 2023 has resulted in less product development costs being allocated to cost of revenue.

Product development costs for the nine months ended June 24, 2023 were $546,000, compared to $504,000 for the nine months ended June 25, 2022. This increase of $42,000, or 8%, was attributable to a decrease in billable engineering services contracts during the first nine months of fiscal 2023. During the first nine months of 2022 product development costs of $696,000 were allocated to cost of revenue. During the first nine months of 2023 product development costs of $94,000 were allocated to cost of revenue. The impact of a decline in costs allocated to cost of sales was offset by decreased payroll and payroll related costs of $400,000 as a result of the temporary furlough put in place in December 2022. Other notable cost declines included a $131,000 decline in consulting costs.

Net Loss

The Company generated a net loss of $1,944,000 for the first nine months of fiscal 2023, compared to a net loss of $1,978,000 for the same period of fiscal 2022. This decrease in net loss is primarily attributable to a decrease in operating costs during 2023.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents our abbreviated cash flows for the nine month periods ended (unaudited):

	June 24, 2023	June 25, 2022
Net Loss	$(1,944,000)	$(1,978,000)
Changes not affecting cash	36,000	42,000
Changes in assets and liabilities	946,000	325,000
Cash used in operating activities	(962,000)	(1,611,000)
Cash provided by financing activities	1,000,000	1,350,000
Net change in cash and cash equivalents	38,000	(261,000)
Cash and cash equivalents - beginning of period	7,000	298,000
Cash and cash equivalents - end of period	$45,000	$37,000

Liquidity and Ability to Continue as a Going Concern

Our cash and cash equivalents at June 24, 2023 totaled $45,000. For the nine months ended June 24, 2023, the Company generated a net loss of $1,944,000 and for the fiscal years ended September 24, 2022 and September 25, 2021, the Company generated net losses of approximately $2,331,000 and $1,088,000, respectively. The Company has experienced declining revenues during the nine months ended June 24, 2023 and has an accumulated deficit of $8,429,000 at June 24, 2023. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. Such consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the substantial doubt about the Company’s ability to continue as a going concern.

In December 2022 the Company implemented a partial furlough plan for the majority of salaried employees. The plan reduces the workweek to 24 hours and salaries have been reduced commensurately. In January of 2023 the Company reduced the workweek further to 16 hours. With this furlough plan in place we anticipate liquidity will be sufficient to fund our activities through September 2023. In order to have sufficient cash to fund our operations beyond that point, we will need to secure new customer contracts, raise additional equity or debt capital, and reduce expenses, including payroll and payroll-related expenses through another employee furlough and/or separations.

In February 2023, the Company entered into a Fourth Amended and Restated Promissory Note with Carl H. Guild, Jr., the Company’s Chief Executive Officer (the “Amended Notes Payable”). The amendment fixed the rate of interest at 6.5% per annum, removed the demand aspect of the note and added Michelle S. Guild as a holder of the Amended Notes Payable. Under the terms of the Amended Notes Payable, the Company shall repay the principal balance of $4,000,000 in sixty consecutive monthly payments of principal and interest commencing on March 23, 2023 and ending February 23, 2028. As of June 24, 2023, the Company has not made a principal payment on the Amended Notes Payable.

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

The Company is working diligently to secure additional capital through equity or debt arrangements in addition to the recent funding received from the SBA’s Economic Injury Disaster Loan program and Mr. Guild (see Note 7). The Company is actively working with equity investors as well as debt investors, such as the SBA and Mr. Guild to secure additional funding, although we cannot provide assurances we will be able to secure such new funding. Moreover, the Company’s common stock was delisted from the Nasdaq Capital Market effective January 25, 2021; while the common stock is quoted on the OTC Bulletin Board, the change in listing may have a negative impact on the liquidity of the stock and the Company’s ability to raise capital through offerings of its equity securities.

Should the Company be unsuccessful in these efforts, it would be forced to implement headcount reductions, additional employee furloughs and/or reduced hours for certain employees, or cease operations completely.

Company Facilities

On April 1, 2014, the Company entered into a lease for its current facilities. This lease is for 22,800 square feet located at 100 Domino Drive, Concord, MA. The Company has been a tenant in this space since 1983. This is the Company’s only facility and houses all manufacturing, research and development, and corporate operations. The initial term of the lease was for five years through March 31, 2019 at an annual rate of $171,000. In addition, the lease contains options to extend the lease for two and one- half years through September 30, 2021 and another two and one-half years through March 31, 2024 at an annual rate of $171,000. In September 2018, the Company exercised its option to extend the term of the lease through September 2021. In March 2021, the Company exercised the second option and the new term will run until March 30, 2024. The lease expense for each of the nine month periods ended June 24, 2023 and June 25, 2022 was $128,000.

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

The outstanding principal balance at June 24, 2023 was $4,000,000, plus accrued interest of $298,000.

Backlog

Backlog at June 24, 2023 amounted to $1,600,000. The orders in backlog at June 24, 2023 are expected to ship and/or services are expected to be performed over the next six months depending on customer requirements and product availability.

Performance guaranties

Certain foreign customers require the Company to guarantee bid bonds and performance of products sold. These guaranties typically take the form of standby letters of credit. Guaranties are generally required in amounts of 5% to 10% of the purchase price and last in duration from three months to one year. At June 24, 2023 and September 24, 2022, the Company had no outstanding letters of credit.

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

During the nine-month periods ended June 24, 2023 and June 25, 2022 the Company spent $546,000 and $504,000, respectively, on internal product development. The Company also spent $94,000 and $696,000 on billable development efforts during the first nine months of fiscal 2023 and 2022, respectively. It is expected that total product development expenses will remain lower until we secure a new billable research and development contract.

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

New Accounting Pronouncements

Recent accounting pronouncements were issued by the FASB (including its Emerging Issues Task Force) and the SEC during the first nine months of the Company’s 2023 fiscal year but such pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.          Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of June 24, 2023 due to the material weaknesses described below.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 24, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such an assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 24, 2023.

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

Changes in internal control over financial reporting. The changes in the aforementioned internal control over financial reporting and the remediation efforts undertaken as of year-end and undertaken in the first nine months of the Company’s fiscal 2023 have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, during the second quarter, the Company’s Chief Financial Officer retired and the Company’s Chief Executive Officer is now the Acting Chief Financial Officer. No other changes in the Company’s internal control over financial reporting occurred during the 2023 fiscal year.

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

TECHNICAL COMMUNICATIONS CORPORATION (Registrant)
August 8, 2023	By:	/s/ Carl H. Guild, Jr.
Date		Carl H. Guild, Jr., President, Chief Executive Officer and Acting Chief Financial Officer